Form 10-Q
period 2007-03-31
Biodel Inc
filed 2007-06-15
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission File Number 001-33451

BIODEL INC.
 (Exact name of registrant as specified in its charter)

Delaware	90-0136863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6 Christopher Columbus Avenue
Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip code)

(203) 798-3600
(Registrant's telephone number, including area code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 31, 2007, there were 20,160,896 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements in this Form 10-Q include statements about:

•	our ability to secure FDA approval for our product candidates under Section 505(b)(2) of the Federal Food, Drugs and Cosmetic Act;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAject™ and VIAtab™;

•	our ability to secure patents for VIAject™ and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates of future performance;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of those collaborations after consummation, if consumated;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

        You should read this Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

	BIODEL INC.
	PART I – FINANCIAL INFORMATION	Page

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets at March 31, 2007 (unaudited) and September 30, 2006	1

	Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2007 and 2006 and for the period from December 3, 2003 (inception) to March 31, 2007	2

	Condensed Statements of Stockholders' Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2007	3

	Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2007 and 2006	4

	Notes to Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4.	Submission of Matters to Vote of Security Holders	41

Item 6.	Exhibits	43

Signatures		43

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Biodel Inc.
(A Development Stage Company)

Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2006	March 31, 2007
	(restated)	(restated)
ASSETS
Current:
Cash and cash equivalents	$17,539	$11,237
Prepaid and other assets	79	98

Total current assets	17,618	11,335
Property and equipment, net	644	1,031
Intellectual property, net	208	263
Deferred public offering costs	189	536

Total assets	$18,659	$13,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$1,357	$1,729
Accrued expenses:
Payroll and related	186	333
Other	255	1,566
Taxes payable	13	13
Due to related party	250	250
Deferred compensation	250	250

Total current liabilities	2,311	4,141
Commitments
Stockholders' equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized:
Series A convertible preferred stock, 1,050,000 shares authorized, 569,000 and 569,000 shares issued and
outstanding, respectively, with a liquidation preference of $2,845 and an 8% non-cumulative dividend	6	6

Series B convertible preferred stock, 6,500,000 shares authorized, 6,198,179 and 6,198,179 shares issued
and outstanding, respectively, with a liquidation preference of $24,421	62	62

Common stock, $.01 par value; 50,000,000 shares authorized; 5,360,430 and 8,003,828 issued and
outstanding, respectively	54	80

Additional paid-in capital	29,054	35,040

Deficit accumulated during the development stage	(12,828)	(26,164)

Total stockholders' equity	16,348	9,024

Total liabilities and stockholders' equity	$18,659	$13,165

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		December 3, 2003 (inception) to March 31,
	2006	2007	2006	2007	2007
Revenue	--	--	--	--	$--
Operating expenses:

Research and development	907	3,815	1,772	6,330	15,563
General and administrative	418	1,504	702	2,825	5,290

Total operating expenses	1,325	5,319	2,474	9,155	20,853
Other (income) and expense:

Interest and other income	(2)	(132)	(3)	(322)	(513)
Interest expense	21	--	24	--	78
Loss on settlement of debt	--	--	--	--	627

Operating loss before tax provision	(1,344)	(5,187)	(2,495)	(8,833)	(21,045)
Tax provision	--	28	--	46	59

Net loss	(1,344)	(5,215)	(2,495)	(8,879)	(21,104)
Charge for accretion of beneficial conversion rights	--	--	--	--	(603)
Deemed dividend - warrants	--	(4,457)	--	(4,457)	(4,457)

Net loss applicable to common stockholders	$(1,344)	$(9,672)	$(2,495)	$(13,336)	$(26,164)

Net loss per share-- basic and diluted	$(0.25)	$(1.79)	$(0.47)	$(2.48)

Weighted average shares outstanding-- basic and diluted	5,357,823	5,396,220	5,356,895	5,369,136

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Common stock $.01 Par Value		Series A preferred stock $.01 Par Value		Series B preferred stock $.01 Par Value		Additional paid-in	Deficit Accumulated during the development	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	equity
December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$--	--	$--	--	$--	$--	$--	$--
Effect of stock split approved December 23, 2004	5,313,213	53	--	--	--	--	(53)	--	--
Additional shareholder contributions	--	--	--	--	--	--	1,146	--	1,146
Founder's compensation contributed to capital	--	--	--	--	--	--	208	--	208
Net loss	--	--	--	--	--	--	--	(774)	(774)

Balance, September 30, 2004	5,313,744	53	--	--	--	--	1,301	(774)	580
Additional shareholder contributions	--	--	--	--	--	--	514	--	514
Share-based compensation	--	--	--	--	--	--	353	--	353
Shares issued to employees and directors for
services	42,656	1	--	--	--	--	60	--	61
July 2005 Private placement-- Sale of Series A
preferred stock, net of issuance costs of $379	--	--	569,000	6	--	--	2,460	--	2,466
Founder's compensation contributed to capital	--	--	--	--	--	--	63	--	63
Net loss	--	--	--	--	--	--	--	(3,383)	(3,383)

Balance, September 30, 2005 (restated)	5,356,400	54	569,000	6	--	--	4,751	(4,157)	654
Share-based compensation	--	--	--	--	--	--	1,132	--	1,132
July 2006 Private placement-- Sale of Series B
preferred stock, net of issuance costs of $1,795	--	--	--	--	5,380,711	54	19,351	--	19,405
July 2006-- Series B preferred stock units issued
July 2006 to settle debt	--	--	--	--	817,468	8	3,194	--	3,202
Shares issued to employees and directors for
services	4,030	--	--	--	--	--	23	--	23
Accretion of fair value of beneficial conversion
charge	--	--	--	--	--	--	603	(603)	--
Net loss	--	--	--	--	--	--	--	(8,068)	(8,068)

Balance, September 30, 2006 (restated)	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Share-based compensation	--	--	--	--	--	--	1,105	--	1,105
Shares issued to employees, non-employees and
directors for services	2,949	--	--	--	--	--	22	--	22
Stock options exercised	3,542	--	--	--	--	--	5	--	5
Warrants exercised	2,636,907	26	--	--	--	--	397	--	423
Deemed dividend - warrants	--	--	--	--	--	--	4,457	(4,457)	--
Net loss	--	--	--	--	--	--	--	(8,879)	(8,879)

Balance, March 31, 2007 (unaudited)	8,003,828	$80	569,000	$6	6,198,179	$62	$35,040	$(26,164)	$9,024

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended March 31,		December 3, 2003 (inception) to March 31,
	2006	2007	2007
Cash flows from operating activities:
Net loss	$(2,495)	$(8,879)	$(21,104)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	176	627
Founder's compensation contributed to capital	--	--	271
Share-based compensation for employees and directors	37	539	772
Share-based compensation for non-employees	261	602	1,935
Loss on settlement of debt	--	--	627
Write-off of loan to related party	--	--	41
Increase in prepaid expenses	25	(9)	(34)
Increase in:
Accounts payable	109	372	1,730
Income taxes payable	--	--	13
Deferred compensation	63	--	250
Accrued expenses	358	1,461	2,301

Total adjustments	970	3,141	8,533

Net cash used in operating activities	(1,525)	(5,738)	(12,571)

Cash flows from investing activities:
Purchase of property and equipment	(34)	(559)	(1,647)
Acquisition of intellectual property	(51)	(61)	(276)
Loan to related party	--	--	(41)

Net cash used in investing activities	(85)	(620)	(1,964)

Cash flows from financing activities:
Options exercised	--	5	5
Warrants exercised	--	361	361
Deferred public offering costs	(123)	(346)	(536)
Shareholder contribution	--	--	1,660
Net proceeds from sale of Series A preferred stock	--	--	2,466
Proceeds from bridge financing	2,545	--	2,575
Net proceeds from sale of Series B preferred stock	--	36	19,241

Net cash provided by financing activities	2,422	56	25,772

Net increase (decrease) in cash and cash equivalents	812	(6,302)	11,237
Cash and cash equivalents, beginning of period	368	17,539	--

Cash and cash equivalents, end of period	$1,180	$11,237	$11,237

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	--	--	$9
Income taxes	--	--	3
Non-cash financing and investing activities:
Receivable due for warrants exercised	--	$62	$62
Settlement of debt with Series B preferred stock	--	--	3,202
Accrued expenses settled with Series B preferred stock	--	--	150
Deemed dividend - warrants	--	4,457	4,457
Accretion of fair value of beneficial charge on preferred stock	--	--	603

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

1.   Business and Basis of Presentation

Business

        Biodel Inc. is a development stage specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware and commenced operations on December 3, 2003. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company develops product candidates by applying proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s development efforts are focused on peptide hormones. The Company has two insulin product candidates currently in clinical trials for the treatment of diabetes. Additionally, the Company has two preclinical product candidates for the treatment of osteoporosis.

Basis of Presentation

        The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company had made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2006 audited financial statements and notes thereto included in the Company’s registration statement on Form S-1 (File No. 333-140504) filed with the Securities and Exchange Commission in connection with its initial public offering and which was declared effective on May 10, 2007. The results of operations for the six months ended March 31, 2007, are not necessarily indicative of the operating results for the full year or any other interim period.

        The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.

        On April 12, 2007 the Company effected a 0.7085 for one (0.7085:1) reverse stock split (see Note 5).

2.   Share-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments” on a retrospective basis, to account for awards granted under the Company’s Stock Incentive Plan. SFAS 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS 123(R), particularly line of business, stage of development, size and financial leverage.

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

        The risk free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity similar to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

        For warrants or stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total non-cash cost expensed for options granted to non-employees for three and six months ended March 31, 2006 and 2007 was $139, $299, $250 and $566, respectively.

        The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total non-cash compensation cost expensed for the three and six months ended March 31, 2006 and 2007 was $26, $362, $37 and $539, respectively. At March 31, 2007, the total non-cash compensation cost related to non-vested options to employees and directors not yet recognized is $6,034 which will be recognized over the next three years assuming the employees and directors, as applicable, complete their service period for vesting of the options. The Black-Scholes pricing model assumptions are as follows and were determined as discussed above:

        The following table summarizes the stock option activity during the six months ended March 31, 2007:

	Number	Weighted average Exercise Price	Weighted average remaining contractual life in years	Aggregate Intrinsic Value
Outstanding balance, September 30, 2006	786,812	$3.23

Granted	440,842	10.38

Exercised	3,542	1.41
Forfeited, expired	53,138	5.65

Outstanding balance, March 31, 2007	1,170,974	$6.21	7	$10,753

Exercisable shares, March 31, 2007	316,620	$2.77	6	$3,872

        The Black-Scholes pricing model assumptions are as follows and were determined as discussed above:

	Three months ended March 31,			Six months ended March 31,
	2006	2007	2006	2007
Expected life (in years)	5.25	5.25	5.25	5.25
Expected volatility	60	60	60	60
Expected dividend yield	0	0	0	0
Risk-free interest rate	3.77%-4.55%	4.48	3.77%-4.55%	4.48
Weighted-average grant date fair value	$5.65	$12.63	$5.65	$10.38

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

3.   Net Loss per Share

        Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

        The amount of options and warrants excluded are as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2007	2006	2007

Warrants for Common Stock	—	2,558,724	—	2,558,724

Common shares underlying warrants for Series A Preferred Stock	198,025	198,025	198,025	198,025

Common shares underlying warrants for Series B Preferred Stock	—	78,183	—	78,183

Stock options	38,969	63,767	331,234	1,170,974

        The effects of conversion of the preferred stock were excluded from the weighted average share calculation, as the effect would have been antidilutive. An aggregate of 2,015,610 shares of common stock would be issuable upon conversion of the Series A preferred stock and an additional 4,391,398 shares of common stock would be issuable upon conversion of the Series B preferred stock. The completion of our initial public offering in May 2007 triggered the conversion of our Series A and B convertible preferred stock. (see Note 5).

4.   Warrants

        On March 20, 2007, the Company offered the holders of warrants to purchase an aggregate of 78,183 shares of its Series B convertible preferred stock and an aggregate of 2,558,724 shares of its common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all such warrants on a combination of cashless and cash exercise basis. The Company issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of $423 in connection with such exercises.

        As a result of the discounted exercise price, the Company recorded a non-cash deemed dividend charge of approximately $4,500 for the warrants that were exercised in the fiscal quarter ended March 31, 2007.

5.   Subsequent Event

Reverse Split

        On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split (“Reverse Split”) rounding all fractional shares down to the next full share. Stockholders received cash in lieu of fractional shares. The Reverse Split did not reduce the number of authorized shares of common stock, alter the

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

par value or modify the voting rights or other terms thereof. As a result of the Reverse Split, the conversion prices and/or the numbers of shares issuable upon the exercise of any outstanding options and warrants to purchase common stock were proportionally adjusted pursuant to the respective anti-dilution terms of the 2004 Stock Incentive Plan and the respective warrant agreements. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the Reverse Split for all periods reported.

Registered Direct Equity Offering

        In May 2007, the Company completed a registered direct offering of 5,750,000 shares of common stock. The shares were sold at a price of $15.00 per share, with net proceeds totaling approximately $80 million. The completion of the initial public offering triggered the conversion of our Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued in relation to the conversion of the preferred stock.

Deferred Public Offering Costs

        These costs represent primarily legal and other direct professional costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. The Company successfully completed its initial public offering on May 16, 2007 and all deferred public offering costs will be netted against the proceeds.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. Some of the information in this discussion and analysis or set forth elsewhere in this Form 10-Q, including our plans and strategies for our business, includes forward-looking statements which involve risks and uncertainties. Please review the “Special Note Regarding Forward-Looking Statements” above in this Form 10-Q, and the “Risk Factors” section of this Form 10-Q (see Part II-Item 1A below) for a discussion of important factors that could cause actual results to materially differ from those anticipated or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders such as diabetes and osteoporosis, which may be safer, more effective and convenient than existing approved therapies. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic results. Our development efforts are focused on peptide hormones. We have two insulin product candidates currently in clinical trials for the treatment of diabetes and two preclinical product candidates for the treatment of osteoporosis.

        Our most advanced product candidate is VIAject™, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We are currently conducting two pivotal Phase III clinical trials of VIAject™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In addition to VIAject™, we are developing VIAtab™, a sublingual tablet formulation of insulin. We are currently conducting a Phase I clinical trial of VIAtab™ in patients with diabetes. Our preclinical product candidates for the treatment of osteoporosis are VIAmass™, a sublingual rapid-acting formulation of parathyroid hormone 1-34, and VIAcal™, a sublingual rapid-acting formulation of salmon calcitonin.

        We have developed all of our product candidates utilizing our proprietary VIAdel™ technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the FDA to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.

        We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $13.3 million for the six months ended March 31, 2007. As of March 31, 2007, we had a deficit accumulated during the development stage of $26.2 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants, which represent approximately 59% and 19% of the expenses that we have incurred since our inception (see “Exercise of Warrants” below). We expect to continue to generate significant losses as we continue to develop our product candidates.

        In May 2007, the Company completed a registered direct offering of 5,750,000 shares of common stock. The shares were sold at a price of $15.00 per share, with net proceeds totaling approximately $80 million. The completion of the initial public offering triggered the conversion of our Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued in relation to the conversion of the preferred stock.

Exercise of Warrants

        In March 2007, we offered the holders of warrants to purchase an aggregate of 78,183 shares of our Series B convertible preferred stock and an aggregate of 2,558,724 shares of our common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all such warrants on a combination of cashless and cash exercise basis. We issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of approximately $0.4 million in connection with such exercises.

        As a result of the discounted exercise price, in the fiscal quarter ended March 31, 2007, we recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were so exercised.

Research and Development Expenses

        Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates which have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and non-cash stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research and depreciation of laboratory equipment. We currently track research and development costs by expense category, not on a project basis.

        Our research and development staff conducts our internal research and development activities, which include research product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Danbury, Connecticut. We expense our research and development costs as incurred.

        Clinical development timelines, likelihood of success and total costs may vary widely. We are focused primarily on advancing VIAject™ through Phase 3 clinical trials and completing the required regulatory filings. We plan to commercialize our lead product as a treatment for diabetes. Based on the results of preclinical studies, we plan to develop additional applications of our VIAdel™ technology.

        We anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from commercialization of our products will commence.

        At this time, due to risks inherent in the clinical trial process and given the early stage of development of our product candidates other than VIAject™, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our VIAject™ will be largely dependent on the scope of our clinical trials, the cost and efficiency of the manufacturing of our product and discussion with the FDA on its requirements. We anticipate that our research and development expenses, particularly for VIAject™, will increase significantly with the continuation of existing trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of the manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expenses resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (SFAS No. 123R), effective as of October 1, 2006, to increase in the future.

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries, benefits and non-cash stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.

        We expect general and administrative expenses other than non-cash stock-based compensation to increase slightly in the future as a result of increased headcount required by public company compliance, including the establishment of investor relations and marketing programs. We expect overall general and administrative expenses to increase as a result of the adoption of SFAS 123R.

Critical Accounting Policies and Significant Judgments and Estimates

        There have been no material changes in our critical accounting policies and estimates from those disclosed in the registration statement on Form S-1 (File No. 333-140504) filed with the Securities and Exchange Commission in connection with our initial public offering that was declared effective on May 10, 2007.

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board, or FASB, issue Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. We anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the effect that FIN 48 will have on our financial statements.

        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and-principal-only strips are subject to Statement 133 and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. We have chosen to adopt this pronouncement on October 1, 2006 and it did not have a material effect on our financial statements.

        In December 2006, the FASB issued FASB Staff Position No. 00-19-2, Accounting for Registration Payment Arrangements. This Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. This Staff Position further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This Staff Position shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this Staff Position. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this Staff Position, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have adopted the Staff Position as of October 1, 2006, and it did not have any affect on our financial statements.

Results of Operations

         Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

        Revenue. We did not recognize any revenue during the three months ended March 31, 2007 or 2006.

        Research and Development Expenses. Research and development expenses were $3.8 million for the three months ended March 31, 2007, an increase of $2.9 million from $0.9 million for the three months ended March 31, 2006. This increase was primarily related to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAject™ that we commenced in September 2006. Specific increases in research and development expenses included $2.0 million related to increased clinical trial expenses, $0.6 million related to increased manufacturing expenses for the process development, scale-up and manufacture of commercial batches of VIAject™ to support our clinical trials and regulatory submissions, and $0.3 million related to personnel expenses as a result of hiring additional personnel and increased non-cash share-based compensation expenses. Research and development expenses for the three months ended March 31, 2007 included $104,000 in non-cash stock-based compensation expense related to options granted to employees and $42,000 in non-cash stock-based compensation expense related to options granted to non-employees.

        We expect our research and development expenses to increase in the future as a result of increased development costs related to our clinical VIAject™ and VIAtab™ product candidates and as we seek to advance our preclinical VIAmass™ and VIAcal™ product candidates into clinical development. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, particularly the costs associated with our ongoing Phase III clinical trials of VIAject™ and our Phase I and planned Phase II clinical trials of VIAtab™. The timing and amount of these expenses will also depend on the potential advancement of our preclinical programs into clinical development and the related expansion of our clinical development and regulatory organization, regulatory requirements and manufacturing costs.

        General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended March 31, 2007, an increase of $1.1 million from $0.4 million for the three months ended March 31, 2006. An increase in compensation-related expenses accounted for $0.6 million of this increase. Of this amount, $0.2 million was attributable to non-cash employee stock-based compensation expenses and

$0.1 million was related to non-cash non-employee stock-based compensation expense. The balance of the increase was primarily attributable to higher levels of legal and accounting fees.

        We expect our general and administrative expenses to continue to increase in the future as a result of an increased payroll as we add personnel necessary for the management of the anticipated growth of our business, expanded infrastructure and higher consulting, legal, accounting, investor relations and other expenses associated with being a public company.

        Interest Income. Interest income increased to $132,000 for the three months ended March 31, 2007 from $2,000 for the three months ended March 31, 2006. The increase was due to our higher balances of cash and cash equivalents in 2006, resulting from the $21.2 million in gross cash proceeds that we received from our Series B convertible preferred stock and warrant financing in July 2006.

        Interest Expense. Interest expense of approximately $21,000 for the three months ended March 31, 2006 consisted of interest incurred on the promissory notes issued in our mezzanine financing. In July 2006, all of the promissory notes were repaid using shares of our Series B convertible preferred stock and warrants in connection with our Series B convertible preferred stock financing. As of March 31, 2007, we had no interest-bearing indebtedness outstanding.

        Deemed Dividend - Warrants. On March 20, 2007, the Company offered the holders of warrants to purchase an aggregate of 149,125 shares of its Series B convertible preferred stock and an aggregate of 3,417,255 shares of its common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all of such warrants on a combination of cashless and cash exercise basis. The Company issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of $423,000 in connection with such exercises.

        As a result of the discounted exercise price, the Company recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were exercised in the fiscal quarter ended March 31, 2007.

        Net Loss Applicable to Common Stockholders and Net Loss per Share. Net loss applicable to common stockholders was $9.7 million, or $(1.79) per share, for the three months ended March 31, 2007 compared to a net loss of $1.3 million, or $(0.25) per share, for the three months ended March 31, 2006. The increase in net loss was primarily attributable to the increased expenses described above and the non-cash deemed dividend charge of $4.5 million related to the discounted exercise price of our warrants.

        We expect our losses to increase in the future as we incur increased clinical development costs to advance our VIAject™ and VIAtab™ product candidates through the clinical development process and as our general and administrative costs rise as our organization grows to support this higher level of clinical activity.

         Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

        Revenue. We did not recognize any revenue during the six months ended March 31, 2007 or 2006.

        Research and Development Expenses. Research and development expenses were $6.3 million for the six months ended March 31, 2007, an increase of $4.5 million from $1.8 million for the six months ended March 31, 2006. This increase was primarily attributable to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAject™ that we commenced in September 2006. Specific increases in research and development expenses included $2.9 million related to increased clinical trial expenses during the six months ended March 31, 2007, $1.1 million related to increased manufacturing expenses incurred during the six months ended March 31, 2007 for the process development, scale-up and manufacture of commercial batches of VIAject™ to support our clinical trials and regulatory submissions, and

$0.4 million related to increased personnel costs and consulting fees. Research and development expenses for the six months ended March 31, 2007 include $146,000 in non-cash stock-based compensation expense related to options granted to employees and $81,000 in non-cash stock-based compensation expense related to options granted to non-employees.

        General and Administrative Expenses. General and administrative expenses were $2.8 million for the six months ended March 31, 2007, an increase of $2.1 million, from $0.7 million for the six months ended March 31, 2006. This increase is primarily attributable to a $1.0 million increase in personnel expenses, which includes $0.2 million in performance-based bonus accruals and $0.5 million in non-cash stock-based compensation expenses and the increases in legal and consulting fees. General and administrative expenses for the six months ended March 31, 2007 include $393,000 in non-cash stock-based compensation expense related to options granted to employees and $302,000 in non-cash stock-based compensation expense related to options granted to non-employees.

        Interest Income. Interest income increased to $322,000 for the six months ended March 31, 2007 from $3,000 for the six months ended March 31, 2006. The increase was due to our higher balances of cash and cash equivalents in 2006, resulting from the $21.2 million in gross cash proceeds that we received from our Series B convertible preferred stock and warrant financing in July 2006.

        Interest Expense. Interest expense of approximately $24,000 for the six months ended March 31, 2006 consisted of interest incurred on the promissory notes issued in our mezzanine financing. In July 2006, all of the promissory notes were repaid using shares of our Series B convertible preferred stock and warrants in connection with our Series B convertible preferred stock financing. As of March 31, 2007, we had no interest-bearing indebtedness outstanding.

        Deemed Dividend - Warrants. On March 20, 2007, the Company offered the holders of warrants to purchase an aggregate of 78,183 shares of its Series B convertible preferred stock and an aggregate of 2,558,724 shares of its common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all of such warrants on a combination of cashless and cash exercise basis. The Company issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of $423,000 in connection with such exercises.

        As a result of the discounted exercise price, the Company recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were exercised in the fiscal quarter ended March 31, 2007.

        Net Loss Applicable to Common Stockholders and Net Loss per Share. Net loss applicable to common stockholders was $13.3 million, or $(2.48) per share, for the six months ended March 31, 2007 compared to $2.5 million, or $(0.47) per share, for the six months ended March 31, 2006. The increase in net loss was primarily attributable to the increased expenses described above and the non-cash deemed dividend charge of $4.5 million related to the discounted exercise price of our warrants.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

        As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since being incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and

Series B convertible preferred stock financings in 2006. Through March 31, 2007, we had received aggregate gross proceeds of $26.6 million from these sales.

        At March 31, 2007, we had cash and cash equivalents totaling approximately $11.2 million. To date, we have invested our excess funds in a bank-managed money market fund. We plan to continue to invest our cash and cash equivalents (including the net proceeds we received from our initial public offering in May 2007) in accordance with our approved investment policy guidelines, which set forth our policy to hold short-term investments securities to maturity.

        Net cash used in operating activities was $5.7 million for the six months ended March 31, 2007 and $1.5 million for the six months ended March 31, 2006. Net cash used in operating activities for the six months ended March 31, 2007 primarily reflects the net loss for the period, offset in part by depreciation and amortization and changes in accounts payable, deferred compensation and other accrued expenses. Net cash used in operating activities for the six months ended March 31, 2006 primarily reflects the net loss for the period, offset in part by depreciation and amortization and changes in accounts payable, deferred compensation and other accrued expenses.

        Net cash used in investing activities was $0.6 million for the six months ended March 31, 2007, and $0.1 million for the six months ended March 31, 2006. Net cash used in investing activities in each period primarily reflects purchases of property and equipment and intellectual property.

        Net cash provided by financing activities was $56,000 for the six months ended March 31, 2007, and $2.4 million for the six months ended March 31, 2006. Net cash provided by financing activities in 2006 primarily reflects the proceeds from our mezzanine financings.

        On May 16, 2007 (which was subsequent to the last day, March 31, 2007, of the period covered by this Form 10-Q), we closed an initial public offering of 5,750,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-140504), which was declared effective by the Securities and Exchange Commission on May 10, 2007. Gross proceeds of the offering were $86.3 million based on a price to the public of $15.00 per share of common stock. We received net proceeds from the offering of approximately $80 million after deducting underwriting discounts and commissions and additional offering expenses. The remaining net proceeds were initially invested in cash, cash equivalents and short-term investments, in accordance with our investment policy.

Funding Requirements

        We believe that our existing cash and cash equivalents, along with the net proceeds of our recently completed initial public offering, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 24 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of VIAject™ and VIAtab™,

•	the scope, progress, results and costs of preclinical development and laboratory testing and clinical trials for VIAmass™, VIAcal™ and other potential product candidates;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAject™ and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of those collaborations, including the timing and amount of payments that we might receive from potential strategic partners.

        We do not anticipate generating product revenue for the next few years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We do not currently have any commitments for future external funding.

        Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some or all of our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently or enter into corporate collaborations at a later stage of development. In addition, any future equity funding will dilute the ownership of our equity investors.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as September 30, 2006 (in thousands):

	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Operating lease obligations	$266	$76	$190	$—	$—

Total fixed contractual obligations	$266	$76	$190	$—	$—

        There have been no material changes to our contractual obligations since September 30, 2006 other than those in the ordinary course of our business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

        Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, as permitted by the terms of our investment policy guidelines. Currently, our investments are limited to money market funds. In the future, we may add high-quality federal agency notes, corporate debt securities, United States treasury notes and other securities, including long-term debt securities, to our investment portfolio. A portion of our investments may be subject to interest rate risk and could fall in value if interest rates were to increase. Our current intention is to hold longer term investments to maturity. The effective duration of our portfolio is currently less than one year, which we believe limits interest rate and credit risk. We do not hedge interest rate exposure.

        Because most of our transactions are denominated in United States dollars, we do not have any material exposure to fluctuations in currency exchange rates.

Item 4.  Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level described above.

        We restated our financial statements for the year ended September 30, 2006 to correct an error in the calculation of non-cash compensation expense related to options issued to non-employees. In connection with the restatement, it was determined that we have a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We are in the process of addressing this material weakness. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules.

        No change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.   Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

        Since our inception in December 2003, we have incurred significant operating losses. Our net loss applicable to common stockholders was approximately $13.3 million for the six months ended March 31, 2007. As of March 31, 2007, we had a deficit accumulated during the development stage of approximately $26.2 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAject™, VIAtab™ and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing Phase III clinical trials of VIAject™ in which we plan to treat 400 patients with Type 1 diabetes and 400 patients with Type 2 diabetes over a six-month period;

•	continue our ongoing Phase I clinical trial of VIAtab™ and subsequently initiate Phase II and Phase III clinical trials;

•	continue the research and development of our preclinical product candidates, VIAmass™ and VIAcal™, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.

        To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject™ are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and additional investment before they can be commercialized. We anticipate that VIAject™ will not be commercially available for several years, if at all.

        We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase III clinical trials of VIAject™, commence additional clinical trials of VIAtab™ if our ongoing Phase I clinical trial is successful and conduct preclinical testing of VIAmass™ and VIAcal™. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

        Based upon our current plans we believe that the net proceeds of our initial public offering we completed in May 2007, together with our other cash and cash equivalents, will enable us to fund our anticipated operating expenses and capital expenditures for at least the next 24 months. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of VIAject™ and VIAtab™;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VIAmass™, VIAcal™ and other potential product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAject™ and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, strategic collaborations and licensing arrangements. If we raise additional funds by issuing additional equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates, VIAject™ and VIAtab™. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

        In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our most advanced product candidate,VIAject™. VIAtab™ is our only other product candidate currently in clinical development. We do not expect to advance any other product candidates into clinical trials until 2008. Clinical trials of our product candidates may not be successful. If we are unable to commercialize VIAject ™ and VIAtab ™, or experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, VIAject™ and VIAtab™. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The commercial success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	acceptance of the products by patients, the medical community and third-party payors in the medical community;

•	competition from other products; and

•	a continued acceptable safety profile of the products following approval.

        If we are not successful in completing the development and commercialization of our product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

The results of early stage clinical trials do not ensure success in later stage clinical trials.

        To date we have not completed the development of any products through commercialization. VIAject™ is currently being tested in two Phase III clinical trials in patients with Type 1 and Type 2 diabetes. We expect to complete these two trials and, if these trials are successful, we intend to submit a new drug application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, to the FDA in 2008. We are currently conducting our Phase I clinical trial of VIAtab™. If this Phase I clinical trial of VIAtab™ is successful, we plan to initiate a Phase II clinical trial in 2008. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results. For example, the interim results to date in our Phase II meal study of VIAject™ are based on data from only 10 patients. The study is still ongoing and we expect to enroll an additional 8-10 patients in the trial. The final results of this trial may be different from those suggested by our interim analysis. Similarly, the final results from our Phase III clinical trials of VIAject™ may be different than those observed to date. In addition, the final safety and efficacy data from our Phase III clinical trials of VIAject™, which will be based on 400 Type 1 and 400 Type 2 diabetes patients, may be less favorable than the data observed to date in our Phase I and Phase II clinical trials. We cannot assure you that our clinical trials of VIAject™ or VIAtab™ will ultimately be successful. New information regarding the safety and efficacy of VIAject™ or VIAtab™ may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In our clinical trials to date, patients took VIAject™ for a relatively small number of treatment days. VIAject™ may not be found to be effective or safe when taken for longer periods, such as the six-month period of our Phase III clinical trials.

        Even if our early phase clinical trials are successful, we will need to complete our Phase III clinical trials of VIAject™ and conduct Phase II and Phase III clinical trials of VIAtab™ in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.

        Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of VIAject™ and VIAtab™ can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing of VIAmass™ and VIAcal™ and clinical trials of VIAject™ and VIAtab™ that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we had expected to be promising;

•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate, any of which would result in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

        In particular, the enrollment of patients with Type 1 diabetes in our Phase III clinical trials of VIAject™ has been somewhat slower than we expected, in part because participation in this trial would require some patients to stop their use of an insulin analog product. Accordingly, we recently initiated trial sites in Germany where the use of insulin analogs is not fully reimbursed by the government. If we continue to experience slower than anticipated enrollment of patients in our clinical trials, our development of VIAject™ could be delayed.

        If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval;

•	obtain approval for indications that are not as broad as intended; or

•	have the product removed from the market after obtaining marketing approval.

        Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates and may harm our business and results of operations.

If our product candidates are found to cause undesirable side effects we may need to delay or abandon our development and commercialization efforts.

        Any undesirable side effects that might be caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

•	a change in the labeling statements or withdrawal of FDA or other regulatory approval of the product;

•	a change in the way the product is administered; or

•	the need to conduct additional clinical trials.

        Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale.

        The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we have had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAject™. As of that date, we have also had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAject™.

The commercial success of any product candidates that we may develop, including VIAject™, VIAtab™, VIAmass™ and VIAcal™ will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

        Any products that we bring to the market, including VIAject™, VIAtab™, VIAmass™ and VIAcal™, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of factors, including the reimbursement policies of government and third-party payors and the effectiveness of our competitors in marketing their products.

        The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.

If we fail to enter into strategic collaborations for the commercialization of our product candidates or if our collaborations are unsuccessful, we may be required to establish our own sales, marketing, manufacturing and distribution capabilities which will be expensive and could delay the commercialization of our product candidates and have a material and adverse affect on our business.

        A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force is required to educate and support these physicians. Therefore, our current strategy for developing, manufacturing and commercializing our product candidates includes securing collaborations with leading pharmaceutical and biotechnology companies for the commercialization of our product candidates. To date, we have not entered into any collaborations with pharmaceutical or biotechnology companies. We face significant competition in seeking appropriate collaborators. In addition, collaboration agreements are complex and time-consuming to negotiate, document and implement. For all these reasons, it may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. If we do enter into any such collaboration, the collaboration may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

        If we fail to enter into collaborations, or if our collaborations are unsuccessful, we may be required to establish our own direct sales, marketing, manufacturing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we have little experience in doing so. Because of our size, we would be at a disadvantage to our potential competitors to the extent they collaborate with large pharmaceutical companies that have substantially more resources than we do. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. In addition, our competitors would have a greater ability to devote research resources toward expansion of the indications for their products. We cannot assure prospective investors that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

If we are unable to obtain adequate reimbursement from governments or third-party payors for any products that we may develop or if we are unable to obtain acceptable prices for those products, they may not be purchased or used and our revenues and prospects for profitability will suffer.

        Our future revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in other markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

        Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authorities. In addition, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

We are subject to pricing pressures and uncertainties regarding Medicare reimbursement and reform.

        Recent reforms in Medicare added a prescription drug reimbursement benefit beginning in 2006 for all Medicare beneficiaries. Although we cannot predict the full effects on our business of the implementation of this legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers, and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to generate revenues.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

        In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

        Legislation has been introduced into Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could adversely affect our operating results and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

        We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from proposed clinical trials of VIAject™. We also carry local policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

        We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting meal-time insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, Novolog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, Pfizer Inc.’s Exubera®, an inhalable insulin delivered by a device developed by Nektar Therapeutics, was recently approved by the FDA and the European Medicines Agency, or the EMEA. Emisphere Technologies, Inc. is developing oral insulin in pill form. Emisphere is still in early-stage preclinical trials of its oral tablet. Generex has developed an oral spray that is currently in Phase II development. Several companies are also developing alternative insulin systems for diabetes, including Novo Nordisk, Eli Lilly and Company in collaboration with Alkermes, Inc., MannKind Corporation, Emisphere Technologies, Inc. and Aradigm Corporation. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.

        Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

        Many of our potential competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize product candidates;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	product candidates that have been approved or are in late-stage clinical development; or

•	collaborative arrangements in our target markets with leading companies and research institutions.

Our product candidates may be rendered obsolete by technological change.

        The rapid rate of scientific discoveries and technological changes could result in one or more of our product candidates becoming obsolete or noncompetitive. For several decades, scientists have attempted to improve the bioavailability of injected formulations and to devise alternative non-invasive delivery systems for the delivery of drugs such as insulin. Our product candidates will compete against many products with similar indications. In addition to the currently marketed rapid-acting insulin analogs, our competitors are developing insulin formulations delivered by oral pills, pulmonary devices and oral spray devices. Our future success will depend not only on our ability to develop our product candidates, but to maintain market acceptance against emerging industry developments. We cannot assure present or prospective stockholders that we will be able to do so.

Our business activities involve the storage and use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

        Our research and development work and manufacturing processes involve the controlled storage and use of hazardous materials, including chemical and biological materials. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of such materials and waste products comply in all material respects with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident or failure to comply with environmental laws, we could be held liable for any damages that may result, and any such liability could fall outside the coverage or exceed the limits of our insurance. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future or pay substantial fines or penalties if we violate any of these laws or regulations. Finally, current or future environmental laws and regulations may impair our research, development or production efforts.

Risks Related to Our Dependence on Third Parties

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, and clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

        We do not own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. Although we have contracted with a large commercial manufacturer for VIAject™, there can be no assurance that we will be able to do so successfully with our remaining product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

        Our manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or other regulatory requirements or similar regulatory requirements outside the United States. Our manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

        Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture product for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement suppliers on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

        Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

        We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to enroll qualified patients and conduct our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of VIAject™ and VIAtab™ in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates or commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

        We need access to sufficient, reliable and affordable supplies of recombinant human insulin and other materials for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP. We can make no assurances that our suppliers, particularly our insulin supplier, will comply with cGMP. We currently have an agreement with a single insulin supplier that is responsible for providing all of the insulin that we use for testing and manufacturing VIAject™ and VIAtab™. If supply of recombinant human insulin and other materials becomes limited, or if our supplier does not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject™ and VIAtab™. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights, our competitors may develop and market similar or identical products that may reduce demand for our products, and we may be prevented from establishing collaborative relationships on favorable terms.

        The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	maintaining our trade secrets;

•	not infringing on the proprietary rights of others; and

•	preventing others from infringing our proprietary rights.

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors.

        We currently do not own or in-license any issued patents. We have five pending United States patent applications relating to our VIAdel™, VIAject™ and VIAtab™ technology. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

        The active and inactive ingredients in our VIAject™ and VIAtab™ product candidates have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

        We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as potential corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors may learn of the information in some other way. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

        The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We may become involved in lawsuits and administrative proceedings to protect, defend or enforce our patents that would be expensive and time-consuming.

        In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may be subject to certain opposition proceedings conducted in patent and trademark offices challenging the validity of our patents and may become involved in future opposition proceedings challenging the patents of others. The defense of intellectual property rights, including patent rights, through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

        Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation and despite protective orders entered by the court, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could materially adversely affect our business and financial results.

Claims by other parties that we infringe or have misappropriated their proprietary technology may result in liability for damages, royalties, or other payments, or stop our development and commercialization efforts.

        Competitors and other third parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. Many of our competitors may have obtained patents covering products and processes generally related to our products and processes, and they may assert these patents against us. Moreover, there can be no assurance that these competitors have not sought or will not seek additional patents that may cover aspects of our technology. As a result, there is a greater likelihood of a patent dispute than would be expected if our competitors were pursuing unrelated technologies.

        While we conduct patent searches to determine whether the technologies used in our products infringe patents held by third parties, numerous patent applications are currently pending and may be filed in the future for technologies generally related to our technologies, including many patent applications that remain confidential after filing. Due to these factors and the inherent uncertainty in conducting patent searches, there can be no guarantee that we will not violate third-party patent rights that we have not yet identified.

        There may be U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. A need to defend multiple actions or claims could have a disproportionately greater impact. In addition, either in response to or in anticipation of any such infringement or misappropriation claim, we may enter into commercial agreements with the owners or licensees of these rights. The terms of these commercial agreements may include substantial payments, including substantial royalty payments on revenues received by us in connection with the commercialization of our products.

        Payments under such agreements could increase our operating losses and reduce our resources available for development activities. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages, which would increase our operating losses and reduce our resources available for development activities. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

        Our product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. Securing FDA approval may require the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be demonstrated effective, may be demonstrated only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or may prevent or limit commercial use.

        The process of obtaining FDA and other regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and challenges by competitors. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, the approval pathway will take longer and cost more than anticipated.

        We believe that VIAject™ and VIAtab™ qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing improved formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit a Section 505(b)(2) NDA. The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug in that it is a complex hormone molecule that is more difficult to replicate than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses insulin Section 505(b)(2) NDAs. No other insulin product has yet been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

        Notwithstanding the approval of many products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its interpretation of Section 505(b)(2) which could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit. The pharmaceutical industry is highly competitive, and it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

        Moreover, even if VIAject™ and VIAtab™ are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping.

Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products' manufacturers or manufacturing processes;

•	restrictions on the marketing of a product;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions; or

•	imposition of civil or criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

        We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

        At present, there are a number of clinical trials being conducted by us and by other pharmaceutical companies involving insulin or insulin delivery systems. The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we have had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAject™. As of that date, we have also had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAject™. If we discover that our product is associated with a significantly increased frequency of hypoglycemic or other adverse events, or if other pharmaceutical companies announce that they observed frequent or significant adverse events in their trials involving insulin or insulin delivery systems, we could encounter delays in the commencement or completion of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations, even if the concern relates to another company’s product.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Dr. Roderike Pohl, our Vice President, Research, and F. Scott Reding, our Chief Financial Officer. Dr. Steiner and Dr. Pohl are the inventors of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner, Dr. Pohl and Mr. Reding, who each have employment agreements, all of our employees are “at will” and we currently do not have employment agreements with any of the other members of our management or scientific staff. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of, and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.

        Recruiting and retaining qualified scientific personnel, clinical personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from other companies, universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval.

        Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing more than 50% of our capital stock. As a result, these stockholders, if they act together, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

        Among others, these provisions:

•	establish a classified Board of Directors such that not all members of the board are elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our Board of Directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	authorize our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan or “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

        In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

We may not be able to comply on a timely basis with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, beginning with our fiscal year ending September 30, 2008, we will be required to include in our annual report an assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We restated our financial statements for the year ended September 30, 2006 to correct an error in the calculation of non-cash compensation expense related to options issued to non-employees. In connection with the restatement it was determined that we have a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We are in the process of addressing this material weakness. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of being a public company and eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules. Implementing appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. If we fail to complete the assessment on a timely basis, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

        Our stock price may be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts' reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.

We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

        We have paid no cash dividends on our capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of holders intend to sell shares, could reduce the market price of our common stock. As of May 31, 2007, we have outstanding 20,160,836 shares of common stock. Of these shares, approximately 14,410,836 shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold after the offering under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or another exemption from registration under the Securities Act. Moreover, holders of an aggregate of 9,056,823 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements entered into with the underwriters of our initial public offering. Under the lock-up agreements, subject to certain exceptions, our directors and executive officers, substantially all of our stockholders existing prior to our initial public offering, and our option holders have agreed, among other things, not to, directly or indirectly, offer, sell, contract to sell, pledge or otherwise dispose of or hedge any common stock or securities convertible into or exchangeable for shares of our common stock, or publicly announce the intention to do any of the foregoing, without the prior written consent of Morgan Stanley & Co. Incorporated until November 7, 2008.

We will incur substantial costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.

        We are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        (a) We issued an aggregate of 149,125 shares of our Series B convertible preferred stock and an aggregate of 3,417,255 shares of our common stock as of March 31, 2007 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Exercise of Warrants” above in Part I, Item 2 of this Form 10-Q). These shares were issued in transactions exempt under Section 4(2) of the Securities Act upon the exercise of warrants we issued in connection with private placements of our securities to holders who were accredited investors within the meaning of Regulation D under the Securities Act. We received an aggregate of $423,000 upon the exercise of these warrants, which the holders exercised on a combination of a cashless and cash exercise basis. The shares of our Series B convertible preferred stock automatically converted into 149,125 shares of our common stock upon completion of our initial public offering in May 2007.

        (b) On May 16, 2007 (which was subsequent to the last day, March 31, 2007, of the period covered by this Form 10-Q), we closed an initial public offering of 5,750,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-140504), which was declared effective by the Securities and Exchange Commission on May 10, 2007. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, Leerink Swann & Company and Natexis Bleichroeder Inc. Gross proceeds of the offering were $86.3 million based on a price to the public of $15.00 per share of common stock. We received net proceeds from the offering of approximately $80 million after deducting underwriting discounts and commissions and additional offering expenses. The remaining net proceeds initially were invested in cash, cash equivalents and short-term investments, in accordance with our investment policy.

        (c) Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On March 20, 2007, we held our 2007 annual meeting of stockholders. At the meeting the following directors were elected, and the following items were voted upon by our stockholders:

        (a) Directors:

        For a term expiring at the 2008 annual meeting of stockholders:

	Votes For:	Votes Withheld:

Albert Cha	10,731,591	- 0 -
David Kroin	10,731,591	- 0 -
Samuel Wertheimer	10,731,591	- 0 -

        For a term expiring at the 2009 annual meeting of stockholders:

	Votes For:	Votes Withheld:

Charles Sanders	10,713,591	- 0 -
Paul Sekhri	10,713,591	- 0 -
Daniel Lorber	10,713,591	- 0 -

        For a term expiring at the 2010 annual meeting of stockholders:

	Votes For:	Votes Withheld:

Solomon S. Steiner	10,713,591	- 0 -
Ira W. Lieberman	10,713,591	- 0 -
Scott A. Weisman	10,713,591	- 0 -

        (b)        Approval of our second amended and restated certificate of incorporation:

                     Votes For: 10,713,591    Votes Against: - 0 -    Votes to Abstain: - 0 -

        (c)        Approval of our amended and restated 2004 Stock Incentive Plan:

                     Votes For: 10,713,591    Votes Against: - 0 -    Votes to Abstain: - 0 -

        (d)        Approval of our 2005 Non-Employee Directors’ Stock Option Plan:

                     Votes For: 10,713,591    Votes Against: - 0 -    Votes to Abstain: - 0 -

        (e)        Approval of our 2005 Employee Stock Purchase Plan:

                     Votes For: 10,713,591    Votes Against: - 0 -    Votes to Abstain: - 0 -

        (f)        Ratification of BDO Seidman, LLP as our independent auditors:

                     Votes For: 10,713,591    Votes Against: - 0 -    Votes to Abstain: - 0 -

There were no broker non-votes with respect to any of the matters voted upon by stockholders.

Item 6.   Exhibits

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of Solomon S. Steiner, Chairman, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of F. Scott Reding, Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2007	BIODEL INC.

By: /s/ F. Scott Reding
F. Scott Reding
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification of Solomon S. Steiner, Chairman, President and Chief Executive Officer of the Company.

31.02	Rule 13a-14(a) Certification of F. Scott Reding, Vice President and Chief Financial Officer of the Company.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.