Form 10-Q
period 2007-06-30
Biodel Inc
filed 2007-08-01
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number 001-33451
BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification Number)

6 Christopher Columbus Avenue Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)
(203) 798-3600
(Registrant’s telephone number, including area code)
Not Applicable

(Former Name or Former Address, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 31, 2007, there were 20,160,836 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2006 and June 30, 2007 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2006 and 2007 and for the period from December 3, 2003 (inception) to June 30, 2007	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2007	3

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2006 and 2007	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

Signatures	36
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATIONS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2006	2007
	(restated)	(unaudited)

ASSETS
Current:
Cash and cash equivalents	$17,539	$86,359
Prepaid and other assets	79	715

Total current assets	17,618	87,074
Property and equipment, net	644	1,031
Intellectual property, net	208	275
Deferred public offering costs	189	—

Total assets	$18,659	$88,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,357	$1,646
Accrued expenses:
Payroll and related	186	496
Other	255	721
Taxes payable	13	64
Due to related party	250	250
Deferred compensation	250	250

Total current liabilities	2,311	3,427
Commitments Stockholders’ equity:

Preferred stock, $0.01 par value —50,000,000 shares authorized at June 30, 2007	—	—

Series A convertible preferred stock, 1,050,000 shares authorized, 569,000 and 0 shares issued and outstanding, respectively, with a liquidation preference of $2,845 and an 8% non-cumulative dividend	6	—

Series B convertible preferred stock, 6,500,000 shares authorized, 6,198,179 and 0 shares issued and outstanding, respectively, with a liquidation preference of $24,421	62	—

Common stock, $0.01 par value; 100,000,000 shares authorized; 5,360,430 and 20,160,836 shares issued and outstanding, respectively	54	202

Additional paid-in capital	29,054	114,584

Deficit accumulated during the development stage	(12,828)	(29,833)

Total stockholders’ equity	16,348	84,953

Total liabilities and stockholders’ equity	$18,659	$88,380

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

					December 3,
					2003
	Three months ended		Nine months ended		(inception) to
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2007

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,946	2,550	3,718	8,880	18,113
General and administrative	279	1,649	980	4,475	6,940

Total operating expenses	2,225	4,199	4,698	13,355	25,053
Other (income) and expense:
Interest and other income	(6)	(568)	(10)	(890)	(1,081)
Interest expense	38	—	63	—	78
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision	(2,257)	(3,631)	(4,751)	(12,465)	(24,677)
Tax provision	11	37	12	83	96

Net loss	(2,268)	(3,668)	(4,763)	(12,548)	(24,773)

Charge for accretion of beneficial conversion rights	—	—	—	—	(603)

Deemed dividend — warrants	—	—	—	(4,457)	(4,457)

Net loss applicable to common stockholders	$(2,268)	$(3,668)	$(4,763)	$(17,005)	$(29,833)

Net loss per share — basic and diluted	$(0.31)	$(0.21)	$(0.65)	$(1.31)

Weighted average shares outstanding — basic and diluted	7,374,216	17,669,169	7,373,055	13,010,470

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)
(Unaudited)

			Series A preferred		Series B preferred			Deficit
	Common stock		stock		stock			Accumulated
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Additional	during the	Total
							paid-in	development	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	equity
December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$—	—	$—	—	$—	$—	$—	$—
Effect of stock split approved December 23, 2004	5,313,213	53	—	—	—	—	(53)	—	—
Additional shareholder contributions	—	—	—	—	—	—	1,146	—	1,146
Founder’s compensation contributed to capital	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	(774)	580
Additional shareholder contributions	—	—	—	—	—	—	514	—	514
Share-based compensation	—	—	—	—	—	—	353	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005 (restated)	5,356,400	54	569,000	6	—	—	4,751	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	3,202

Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	(603)	—
Net loss	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006 (restated)	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—
Share-based compensation	—	—	—	—	—	—	1,952	—	1,952
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	18	—	18
Stock options exercised	3,542	—	—	—	—	—	5	—	5
Warrants exercised	2,636,907	26	—	—	—	—	397	—	423
Deemed dividend — warrants		—	—	—	—	—	4,457	(4,457)	—
Net loss		—	—	—	—	—	—	(12,548)	(12,548)

Balance, June 30, 2007 (unaudited)	20,160,836	$202	—	$—	—	$—	$114,584	$(29,833)	$84,953

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(Unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2006	2007	2007
Cash flows from operating activities:
Net loss	$(4,763)	$(12,548)	$(24,773)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	275	726
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	110	1,285	1,518
Share-based compensation for non-employees	347	703	2,036
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Increase in prepaid expenses	26	(640)	(665)
Increase in:
Accounts payable	676	292	1,650
Income taxes payable	10	51	64
Deferred compensation	63	—	250
Accrued expenses	1,001	790	1,630

Total adjustments	2,410	2,756	8,148

Net cash used in operating activities	(2,353)	(9,792)	(16,625)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(654)	(1,742)
Acquisition of intellectual property	(107)	(76)	(291)
Loan to related party	—	—	(41)

Net cash used in investing activities	(156)	(730)	(2,074)

Cash flows from financing activities:
Options exercised	—	5	5
Warrants exercised	—	392	392
Deferred public offering costs	(260)	(1,268)	(1,458)
Shareholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	80,213	80,213
Proceeds from bridge financing	2,575	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	2,315	79,342	105,058

Net (decrease) increase in cash and cash equivalents	(194)	68,820	86,359
Cash and cash equivalents, beginning of period	368	17,539	—

Cash and cash equivalents, end of period	$174	$86,359	$86,359

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	—	3
Non-cash financing and investing activities:
Receivable due for warrants exercised	$—	$31	$31
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	4,457	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	68	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
1. Business and Basis of Presentation
Business
     Biodel Inc. (the “Company”) is a development stage specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware and commenced operations on December 3, 2003. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company’s product candidates are developed by using VIAdelTM technology, which reformulates existing FDA-approved peptide drugs. The Company’s lead product candidate, VIAjectTM, is a rapid-acting injectable meal-time insulin for use by patients with Type 1 or Type 2 diabetes. VIAjectTM is currently being tested in two pivotal Phase III clinical trials. The Company’s pipeline also includes VIAtabTM, a sublingual tablet formulation of insulin in Phase I clinical trials and two osteoporosis product candidates in pre-clinical studies.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2006 audited financial statements and notes thereto included in the Company’s final prospectus filed with the Securities and Exchange Commission in connection with its initial public offering and which was declared effective on May 10, 2007. The results of operations for the nine months ended June 30, 2007, are not necessarily indicative of the operating results for the full year or any other interim period.
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
     On April 12, 2007 the Company effected a 0.7085 for one (0.7085:1) reverse stock split (see Note 7).
2. Initial public offering
     On May 16, 2007, the Company completed an initial public offering of its 5,750,000 shares common stock at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $86.3 million. We received net proceeds from the offering of approximately $78.8 million after deducting underwriting discounts and commissions and additional offering expenses. The completion of the initial public offering resulted in the conversion of the Company’s Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued upon the conversion of the preferred stock.
3. Share-Based Compensation
     Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments” on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS 123(R) requires the Company to recognize share-based compensation arising from

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS 123(R), particularly in terms of line of business, stage of development, size and financial leverage.
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
     For warrants or stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total non-cash cost expensed for options granted to non-employees for three months ended June 30, 2006 and 2007 was $118 and $284, respectively. The total non-cash cost expensed for options granted to non-employees nine months ended June 30, 2006 and 2007 was $347 and $667, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total non-cash compensation cost expensed for the three months ended June 30, 2006 and 2007 was $38 and $562, respectively. The total non-cash compensation cost expensed for the nine months ended June 30, 2006 and 2007 was $96 and $1,285, respectively. At June 30, 2007, the total non-cash compensation cost related to non-vested options to employees and directors not yet recognized was $10,380 which will be recognized over the next three years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the nine months ended June 30, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		Exercise	contractual	Intrinsic
	Number	Price	life in years	Value
Outstanding options, September 30, 2006	786,812	$3.23
Granted	805,842	13.12
Exercised	3,542	1.41
Forfeited, expired	(53,138)	5.65

Outstanding options, June 30, 2007	1,535,974	$8.64	7	$17,603

Exercisable options, June 30, 2007	333,093	$2.70	6	$5,996

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
     The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2006 and 2007 are determined as discussed above:

	June 30,
	2006	2007
Expected life (in years)	5.25	5.25
Expected volatility	60%	60%
Expected dividend yield	0%	0%
Risk-free interest rate	3.77% - 4.55%	4.48% - 4.96%
The weighted-average grant date fair values for the three months ended June 30, 2007 and the nine months ended June 30, 2006 and 2007 are $16.43, $5.65 and $14.35, repectively. The Company did not grant any options for the three months ended June 30, 2006.
4. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2007	2006	2007
Common shares underlying warrants for Series A Preferred Stock	198,025	198,025	198,025	198,025
Stock options	—	365,000	331,234	1,535,974
5. Stockholders’ equity
     The completion of the Company’s initial public offering in May 2007 resulted in the conversion of 6,407,008 shares of the Company’s Series A and B convertible preferred stock. These conversions, which are reflected in stockholders’ equity at June 30, 2007, were based upon the conversion ratios applicable for each series of preferred stock in accordance with the original conversion terms of the respective securities.
     In March 2007, the Company’s Board of Directors approved the 2004 Stock Incentive Plan, as amended, the 2005 Employee Stock Purchase Plan and the 2005 Non-Employee Directors’ Stock Option Plan, each of which became effective upon the closing of the Company’s initial public offering. The aggregate number of shares of common stock which may be issued under the 2004 Stock Incentive Plan, as amended, the 2005 Employee Stock Purchase Plan and the 2005 Non-Employee Directors’ Stock Option Plan is 4,700,000, 1,300,000 and 500,000, respectively.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Upon the closing of the Company’s initial public offering, the Company’s authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s Board of Directors. No other class of capital stock is authorized.
6. Warrants
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
7. Reverse Split
     On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split (“Reverse Split”) rounding all fractional shares down to the next full share. Stockholders received cash in lieu of fractional shares. The Reverse Split did not reduce the number of authorized shares of common stock, alter the par value or modify the voting rights or other terms thereof. As a result of the Reverse Split, the conversion prices and/or the numbers of shares issuable upon the exercise of any outstanding options and warrants to purchase common stock were proportionally adjusted pursuant to the respective anti-dilution terms of the 2004 Stock Incentive Plan and the respective warrant agreements. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the Reverse Split for all periods reported.
8. Deferred Financing Costs
     These costs represent primarily legal and other direct professional costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. The Company successfully completed its initial public offering on May 16, 2007 and all deferred public offering costs were netted against the proceeds.
9. Subsequent Event
     On July 23, 2007, the Company entered into a lease agreement (the “Lease”) with Mulvaney Properties LLC (the “Landlord”) for approximately 20,000 rentable square feet located in Danbury, Connecticut (the “Leased Premises”) for a five year term beginning August 1, 2007 until July 31, 2012. The Company has agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, the Company may renew the Lease for one additional five year term under the same terms and conditions.
          Also on July 23, 2007, the Company entered into an amendment to each of the following existing agreements between the Company and the Landlord: (1) Lease Agreement, dated February 2, 2004, as amended, for the premises located at 6 Christopher Columbus Avenue, Danbury, Connecticut (the “First

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Lease”) and (2) Lease Agreement, dated October 19, 2006 , for the premises located at 8 Christopher Columbus Avenue, Danbury, Connecticut (the “Second Lease”) . The Company may terminate the First Lease with 90 days prior notice to the Landlord and may terminate the Second Lease with 60 days prior notice to the Landlord.

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
     Forward-looking statements in this Form 10-Q include statements about:
•	our ability to secure FDA approval for our product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdelTM technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAject™ and VIAtabTM;

•	our ability to secure patents for VIAjectTM and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates of future performance;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of those collaborations after consummation, if consummated;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     You should read this Form 10-Q and the documents that we have filed as exhibits hereto and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. Some of the information in this discussion and analysis or set forth elsewhere in this Form 10-Q, including our plans and strategies for our business, includes forward-looking statements which involve risks and uncertainties. Please review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” section of this Form 10-Q (see Part II-Item 1A below) for a discussion of important factors that could cause actual results to materially differ from those anticipated or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
     We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis, which may be safer, more effective and convenient than existing approved therapies. Our product candidates are developed by using VIAdelTM technology, which reformulates existing FDA-approved peptide drugs. Our lead product candidate, VIAjectTM, is a rapid-acting injectable meal-time insulin for use by patients with Type 1 or Type 2 diabetes. VIAjectTM is currently being tested in two pivotal Phase III clinical trials. Our pipeline also includes VIAtabTM, a sublingual tablet formulation of insulin in Phase I clinical trials and two osteoporosis product candidates in pre-clinical studies.
     Our most advanced product candidate is VIAjecttm, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We are currently conducting two pivotal Phase III clinical trials of VIAjecttm, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In addition to VIAjecttm, we are developing VIAtabtm, a sublingual tablet formulation of insulin. We are currently conducting a Phase I clinical trial of VIAtabtm in patients with diabetes. Our preclinical product candidates for the treatment of osteoporosis are VIAmasstm, a sublingual rapid-acting formulation of parathyroid hormone 1-34, and VIAcaltm, a sublingual rapid-acting formulation of salmon calcitonin.
     We have developed all of our product candidates utilizing our proprietary VIAdeltm technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the U.S. Food and Drup Administration, or FDA, to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $17.0 million for the nine months ended June 30, 2007. As of June 30, 2007, we had a deficit accumulated during the development stage of $29.8 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants. Research and development and general and administrative expenses represent approximately 61% and 23%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
     In May 2007, we completed an initial public offering of 5,750,000 shares of common stock primarily with institutional investors at a price to the public of $15.00 per share, with net proceeds totaling approximately $78.8 million. The completion of the initial public offering resulted in the conversion of our Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued upon the conversion of the preferred stock.
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
Financial Operations Overview
Revenues
     To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

Research and Development Expenses
     Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates which have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and non-cash stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research and depreciation of laboratory equipment. We currently track research and development costs by expense category only, not on a project basis.
     Our research and development staff conducts our internal research and development activities, which include research product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Danbury, Connecticut. We expense our research and development costs as incurred.
     Clinical development timelines, likelihood of success and total costs may vary widely. We are focused primarily on advancing VIAjectTM through Phase III clinical trials and completing the required regulatory filings. We plan to commercialize our lead product as a treatment for diabetes. Based on the results of preclinical studies, we plan to develop additional applications of our VIAdelTM technology.
     We anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from commercialization of our products will commence.
     At this time, due to risks inherent in the clinical trial process and given the early stage of development of our product candidates other than VIAjectTM, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of VIAjectTM will be largely dependent on the scope of our clinical trials, the cost and efficiency of the manufacturing of our product and discussion with the FDA on its requirements. We anticipate that our research and development expenses, particularly for VIAjectTM, will increase significantly with the continuation of existing trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of the manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expenses resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (SFAS No. 123R), effective as of October 1, 2006, to increase in the future.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries, benefits and non-cash stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.
     On July 23, 2007, we entered into a lease agreement, or the Lease, with Mulvaney Properties LLC, or the Landlord, for approximately 20,000 rentable square feet located in Danbury, Connecticut, or the Leased Premises, for a five year term beginning August 1, 2007 until July 31, 2012. We have agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, we may renew the Lease for one additional five year term under the same terms and conditions.
     Also on July 23, 2007, we entered into an amendment to each of the following existing agreements between us and the Landlord: (1) Lease Agreement, dated February 2, 2004, as amended, for the premises located at 6 Christopher Columbus Avenue, Danbury, Connecticut, or the First Lease and (2) Lease Agreement, dated October 19, 2006 , for the premises located at 8 Christopher Columbus Avenue, Danbury, Connecticut, or the Second Lease. We may terminate the First Lease with 90 days prior notice to the Landlord. We may terminate the Second Lease with 60 days prior notice to the Landlord. The new corporate headquarters will be completed by the first quarter of fiscal year 2008. A new full service laboratory, research and development facility will replace our current facility, is schedule to be completed in 2010.
     We expect general and administrative expenses to increase in the future as a result of additional lease, increased headcount required by public company compliance, including the establishment of investor relations and marketing programs. We anticipate that our general and administrative expenses will increase, among others, for the following reasons:

•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we expect to incur additional expenses as we advance discussions and negotiations in connection with strategic collaborations for commercialization of our product candidates;

•	we may also begin to incur expenses related to the sales and marketing of our product candidates as we approach the commercial launch of any product candidates that receive regulatory approval; and

•	we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relation fees associated with being a public company.
Critical Accounting Policies and Significant Judgments and Estimates
     There have been no material changes in this Quarterly Report on Form 10-Q since our final prospectus filed with the Securities and Exchange Commission on May 11, 2007.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, or FASB, issue Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.
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
Results of Operations
     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007
     Revenue. We did not recognize any revenue during the three months ended June 30, 2006 or 2007.
     Research and Development Expenses. Research and development expenses were $1.9 million for the three months ended June 30, 2006 and increased by $0.7 million, to $2.6 million for the three months ended June 30, 2007. This increase was primarily related to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $1.5 million related to increased clinical trial expenses incurred in the three months ended June 30, 2007. The three months ended June 30, 2006 included $1.3 million in manufacturing expenses for the process development, scale-up and manufacture of commercial batches of VIAjecttm to support our clinical trials and regulatory submissions. We did not incur any manufacturing expenses in the three months ended June 30, 2007. The balance of the increase in research and development expenses is primarily attributable to personnel expenses relating to hiring additional personnel and an increase in non-cash share-based compensation expenses. Research and development expenses for the three months ended June 30, 2007 included $93,000 in non-cash stock-based compensation expense related to options granted to employees and $105,000 in non-cash stock-based compensation expense related to options granted to non-employees.
     We expect our research and development expenses to increase in the future as a result of increased development costs related to our clinical VIAjecttm and VIAtabtm product candidates and as we seek to advance our preclinical VIAmasstm and VIAcaltm product candidates into clinical development. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, particularly the costs associated with our ongoing Phase III clinical trials of VIAjecttm and our Phase I and planned Phase II clinical trials of VIAtabtm. The timing and amount of these expenses will also depend on the potential advancement of our preclinical programs into clinical development and the related expansion of our clinical development and regulatory organization, regulatory requirements and manufacturing costs.
     General and Administrative Expenses. General and administrative expenses were $0.3 million for the three months ended June 30, 2006, and increased by $1.3 million to $1.6 million for the three months ended June 30, 2007. An increase in compensation-related expenses accounted for $0.9 million of this increase. Of this amount, $0.4 million was attributable to non-cash employee stock-based compensation expenses and $0.1 million was related to non-cash non-employee stock-based compensation expense. The balance of the increase was primarily attributable to higher levels of insurance expenses and legal and accounting fees associated with becoming a public company.
     We expect our general and administrative expenses to continue to increase in the future as a result of an increased payroll as we add personnel necessary for the management of the anticipated growth of our business, expanded infrastructure and higher consulting, legal, accounting, investor relations and other expenses associated with being a public company.
     Interest and Other Income. Interest income increased from $6,000 for the three months ended June 30, 2006 to $568,000 for the three months ended June 30, 2007. The increase was due to higher balances of cash and cash equivalents in 2007, resulting primarily from the $78.8 million in net proceeds received from our initial public offering in May 2007.
     Interest Expense. Interest expense of approximately $38,000 for the three months ended June 30, 2006 consisted of interest incurred on the promissory notes issued in our mezzanine financing. In July 2006, all of the promissory notes were repaid using shares of our Series B convertible preferred stock and warrants in connection with our Series B convertible preferred stock financing. For the three months ended June 30, 2007, we had no interest expense.
     Net Loss and Net Loss per Share. Net loss was $2.3 million, or $(0.31) per share, for the three months ended June 30, 2006 compared to a net loss of $3.7 million, or $(0.21) per share, for the three months ended June 30, 2007. The increase in net loss was primarily attributable to the increased expenses described above.
     We expect our losses to increase in the future as we incur increased clinical development costs to advance our VIAjecttm and VIAtabtm product candidates through the clinical development process and as our general and administrative costs rise as our organization grows to support this higher level of clinical activity.
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2007
     Revenue. We did not recognize any revenue during the nine months ended June 30, 2006 or 2007.
     Research and Development Expenses. Research and development expenses were $3.7 million for the nine months ended June 30, 2006 and increased by $5.2 million to $8.9 million for the nine months ended June 30, 2007. This increase was primarily attributable to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $4.5 million related to increased clinical trial expenses during the nine months ended June 30, 2007 and $0.8 million related to increased personnel costs, non-cash stock-based compensation expenses and consulting fees. Research and development expenses for the nine months ended June 30, 2007 included $239,000 in non-cash stock-based compensation expense related to options granted to employees and $186,000 in non-cash stock-based compensation expense related to options granted to non-employees.
     General and Administrative Expenses. General and administrative expenses were $1.0 million for the nine months ended June 30, 2006 and increased by $3.5 million to $4.5 million for the nine months ended June 30, 2007. This increase is primarily attributable to a $2.1 million increase in personnel expenses. The balance is attributable to increases in insurance expenses, and legal and consulting fees associated with becoming a public company. General and administrative expenses for the nine months ended June 30, 2007 include $1.0 million in non-cash stock-based compensation expense related to options granted to employees and $481,000 in non-cash stock-based compensation expense related to options granted to non-employees.
     Interest and Other Income. Interest income increased from $10,000 for the nine months ended June 30, 2006 to $890,000 for the nine months ended June 30, 2007. The increase was due to higher balances of cash and cash equivalents in 2007, resulting primarily from the $78.8 million in net proceeds received from our initial public offering in May 2007.
     Interest Expense. Interest expense of approximately $63,000 for the nine months ended June 30, 2006 consisted of interest incurred on the promissory notes issued in our mezzanine financing. In July 2006, all of the promissory notes were repaid using shares of our Series B convertible preferred stock and warrants in connection with our Series B convertible preferred stock financing. For the nine months ended June 30, 2007, we had no interest expense.
     Deemed Dividend — Warrants. On March 20, 2007, we offered the holders of warrants to purchase an aggregate of 78,183 shares of Series B convertible preferred stock and an aggregate of 2,558,724 shares of common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all such warrants on a combination of cashless and cash exercise basis. We issued 2,636,907 shares of common stock and received aggregate cash proceeds of $0.4 million in connection with such exercises.
     As a result of the discounted exercise price, we recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were exercised in the fiscal quarter ended March 31, 2007.
     Net Loss Applicable to Common Stockholders and Net Loss per Share. Net loss applicable to common stockholders was $4.8 million, or $(0.65) per share, for the nine months ended June 30, 2006 compared to $17.0 million, or $(1.31) per share, for the nine months ended June 30, 2007. The increase in net loss was primarily attributable to the increased expenses described above and the non-cash deemed dividend charge of $4.5 million related to the discounted exercise price of our warrants.

Liquidity and Capital Resources
Sources of Liquidity and Cash Flows
     As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. In May 2007, we completed our initial publc offering and received proceeds, after deducting underwriting commissions and discounts of $78.8 million. Through June 30, 2007, aggregate net proceeds from our initial public offering and net proceeds from these other financings were approximately $102 million.
     At June 30, 2007, we had cash and cash equivalents totaling approximately $86.4 million. To date, we have invested our excess funds in a bank-managed money market fund. We plan to continue to invest our cash and cash equivalents (including the net proceeds we received from our initial public offering in May 2007) in accordance with our approved investment policy guidelines, which set forth our policy to hold investments securities to maturity.
     Net cash used in operating activities was $2.4 million for the nine months ended June 30, 2006 and $9.8 million for the nine months ended June 30, 2007. Net cash used in operating activities for the nine months ended June 30, 2006 and 2007 primarily reflects the net loss for the period, offset in part by non-cash stock-based compensation, depreciation and amortization expenses and increases in accrued expenses, accounts payable and increases in deferred compensation expenses.
     Net cash used in investing activities was $0.2 million for the nine months ended June 30, 2006, and $0.7 million for the nine months ended June 30, 2007. Net cash used in investing activities in each period primarily reflects purchases of property and equipment and intellectual property.
     Net cash provided by financing activities was $2.3 million for the nine months ended June 30, 2006, and $79.3 million for the nine months ended June 30, 2007. Net cash provided by financing activities in 2006 and 2007 primarily reflects the proceeds from our initial public offering and our mezzanine and Series B convertible preferred stock financings and completion of our initial public offering, respectively.
     On May 16, 2007, we completed an initial public offering of 5,750,000 shares of our common stock at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $86.3 million. We received net proceeds from the offering of approximately $78.8 million after deducting underwriting discounts and commissions and additional offering expenses. The remaining net proceeds were invested in cash, cash equivalents and short-term investments, in accordance with our investment policy.
Funding Requirements
     We believe that our existing cash and cash equivalents, along with the net proceeds of our recently completed initial public offering, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 24 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials. Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of VIAjecttm and VIAtabtm;
•	the scope, progress, results and costs of preclinical development and laboratory testing and clinical trials for VIAmasstm, VIAcaltm and other potential product candidates;
•	the costs, timing and outcome of regulatory reviews of our product candidates;
•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the emergence of competing technologies and products and other adverse market developments;
•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;
•	our degree of success in commercializing VIAjecttm and our other product candidates; and
•	our ability to establish and maintain collaborations and the terms and success of those collaborations, including the timing and amount of payments that we might receive from potential strategic partners.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as September 30, 2006 (in thousands):

		Less than	1-3	4-5	More than
	Total	1 year	Years	Years	5 years
Operating lease obligations	$266	$76	$190	$—	$—

Total fixed contractual obligations	$266	$76	$190	$—	$—

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
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and othe procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Based on the evaluation of our disclosure controls and procedures, as of June 30, 2007,, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We restated our financial statements for the year ended September 30, 2006 to correct an error in the calculation of non-cash compensation expense related to options issued to non-employees. In connection with the restatement, it was determined that we have a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We are in the process of addressing this material weakness. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of being subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules by September 30, 2008.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occured during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss applicable to common stockholders was approximately $17.0 million for the nine months ended June 30, 2007. As of June 30, 2007, we had a deficit accumulated during the development stage of approximately $29.8 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAjecttm, VIAtabtm and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:
•	continue our ongoing Phase III clinical trials of VIAjecttm in which we plan to treat 400 patients with Type 1 diabetes and 400 patients with Type 2 diabetes over a six-month period;
•	continue our ongoing Phase I clinical trial of VIAtabtm and subsequently initiate Phase II and Phase III clinical trials;

•	continue the research and development of our preclinical product candidates, VIAmasstm and VIAcaltm, and advance those product candidates into clinical development;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAjecttm are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and additional investment before they can be commercialized. We anticipate that VIAjecttm will not be commercially available for several years, if at all.
     We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase III clinical trials of VIAjecttm, commence additional clinical trials of VIAtabtm if our ongoing Phase I clinical trial is successful and conduct preclinical testing of VIAmasstm and VIAcaltm. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our other cash and cash equivalents will enable us to fund our anticipated operating expenses and capital expenditures through at least June 30, 2009. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of VIAjecttm and VIAtabtm;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VIAmasstm, VIAcaltm and other potential product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the emergence of competing technologies and products and other adverse market developments;
•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAjecttm and our other product candidates; and
•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
     We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates, VIAjecttm and VIAtabtm. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
     In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAjecttm. VIAtabtm is our only other product candidate currently in clinical development. We do not expect to advance any other product candidates into clinical trials until 2008. Clinical trials of our product candidates may not be successful. If we are unable to commercialize VIAjecttm and VIAtabtm, or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, VIAjecttm and VIAtabtm. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The commercial success of our product candidates will depend on several factors, including the following:
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
     To date we have not completed the development of any products through commercialization. VIAjecttm is currently being tested in two Phase III clinical trials in patients with Type 1 and Type 2 diabetes. We expect to complete these two trials and, if these trials are successful, we intend to submit a new drug application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, to the FDA in 2008. We are currently conducting our Phase I clinical trial of VIAtabtm. If this Phase I clinical trial of VIAtabtm is successful, we plan to initiate a Phase II clinical trial in 2008. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results. For example, the interim results to date in our Phase II meal study of VIAjecttm are based on data from only 10 patients. The study is still ongoing and we expect to enroll an additional 8-10 patients in the trial. The final results of this trial may be different from those suggested by our interim analysis. Similarly, the final results from our Phase III clinical trials of VIAjecttm may be different than those observed to date. In addition, the final safety and efficacy data from our Phase III clinical trials of VIAjecttm, which will be based on 400 Type 1 and 400 Type 2 diabetes patients, may be less favorable than the data observed to date in our Phase I and Phase II clinical trials. We cannot assure you that our clinical trials of VIAjecttm or VIAtabtm will ultimately be successful. New information regarding the safety and efficacy of VIAjecttm or VIAtabtm may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In our clinical trials to date, patients took VIAjecttm for a relatively small number of treatment days. VIAjecttm may not be found to be effective or safe when taken for longer periods, such as the six-month period of our Phase III clinical trials.
     Even if our early phase clinical trials are successful, we will need to complete our Phase III clinical trials of VIAjecttm and conduct Phase II and Phase III clinical trials of VIAtabtm in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.
If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of VIAjecttm and VIAtabtm can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing of VIAmasstm and VIAcaltm and clinical trials of VIAjecttm and VIAtabtm that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
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
     In particular, the enrollment of patients with Type 1 diabetes in our Phase III clinical trials of VIAjecttm has been somewhat slower than we expected, in part because participation in this trial would require some patients to stop their use of an insulin analog product. Accordingly, we recently initiated trial sites in Germany where the use of insulin analogs is not fully reimbursed by the government. If we continue to experience slower than anticipated enrollment of patients in our clinical trials, our development of VIAjecttm could be delayed.
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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we have had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAjecttm. As of that date, we have also had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAjecttm.
The commercial success of any product candidates that we may develop, including VIAjecttm, VIAtabtm, VIAmasstm and VIAcaltm will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
     Any products that we bring to the market, including VIAjecttm, VIAtabtm, VIAmasstm and VIAcaltm, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of factors, including the reimbursement policies of government and third-party payors and the effectiveness of our competitors in marketing their products.
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
     We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from proposed clinical trials of VIAjecttm. We also carry local policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.
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
     We do not own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. Although we have contracted with a large commercial manufacturer for VIAjecttm, there can be no assurance that we will be able to do so successfully with our remaining product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
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
     Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture product for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.
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
If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of VIAjecttm and VIAtabtm in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates or commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.
     We need access to sufficient, reliable and affordable supplies of recombinant human insulin and other materials for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP. We can make no assurances that our suppliers, particularly our insulin supplier, will comply with cGMP. We currently have an agreement with a single insulin supplier that is responsible for providing all of the insulin that we use for testing and manufacturing VIAjecttm and VIAtabtm. If supply of recombinant human insulin and other materials becomes limited, or if our supplier does not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAjecttm and VIAtabtm. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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
     We currently do not own or in-license any issued patents. We have five pending United States patent applications relating to our VIAdeltm, VIAjecttm and VIAtabtm technology. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
     The active and inactive ingredients in our VIAjecttm and VIAtabtm product candidates have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.
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
     We believe that VIAjecttm and VIAtabtm qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing improved formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit a Section 505(b)(2) NDA. The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug in that it is a complex hormone molecule that is more difficult to replicate than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses insulin Section 505(b)(2) NDAs. No other insulin product has yet been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.
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
     Moreover, even if VIAjecttm and VIAtabtm are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
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

     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:
•	restrictions on such products’ manufacturers or manufacturing processes;

•	restrictions on the marketing of a product;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions; or

•	imposition of civil or criminal penalties.
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
     At present, there are a number of clinical trials being conducted by us and by other pharmaceutical companies involving insulin or insulin delivery systems. The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we have had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAjecttm. As of that date, we have also had a total of four severe hypoglycemic events, three in patients receiving

Humulin® R and one in a patient receiving VIAjecttm. If we discover that our product is associated with a significantly increased frequency of hypoglycemic or other adverse events, or if other pharmaceutical companies announce that they observed frequent or significant adverse events in their trials involving insulin or insulin delivery systems, we could encounter delays in the commencement or completion of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations, even if the concern relates to another company’s product.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.
     We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Dr. Roderike Pohl, our Vice President, Research, and F. Scott Reding, our Chief Financial Officer. Dr. Steiner and Dr. Pohl are the inventors of our VIAdeltm technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner, Dr. Pohl and Mr. Reding, who each have employment agreements, all of our employees are “at will” and we currently do not have employment agreements with any of the other members of our management or scientific staff. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of, and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.
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
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders will maintain the ability to control all matters submitted to stockholders for approval.
     Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing more than 50% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
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
     Our stock price may be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2007, we had outstanding 20,160,836 shares of common stock. Of these shares, approximately 14,410,836 shares are currently restricted as a result of securities laws or lock-up agreements entered into with the underwrites of our initial public offering, but will be able to be sold after the lock-up agreements expire under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or another exemption from registration under the Securities Act. Moreover, holders of an aggregate of 9,056,823 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements entered into with the underwriters of our initial public offering. Under the lock-up agreements, subject to certain exceptions, our directors and executive officers, substantially all of our stockholders existing prior to our initial public offering, and our option holders have agreed, among other things, not to, directly or indirectly, offer, sell, contract to sell, pledge or otherwise dispose of or hedge any common stock or securities convertible into or exchangeable for shares of our common stock, or publicly announce the intention to do any of the foregoing, without the prior written consent of Morgan Stanley & Co. Incorporated until November 7, 2008.
We will incur substantial costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.
     We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On May 16, 2007, we closed an initial public offering of 5,750,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-140504), which was declared effective by the Securities and Exchange Commission on May 10, 2007. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, Leerink Swann & Company and Natexis Bleichroeder Inc. Gross proceeds of the offering were $86.3 million based on a price to the public of $15.00 per share of common stock. The offering resulted in net proceeds of approximately $78.8 million after deducting underwriting discounts and commissions of $6.0 million and other estimated offering costs of approximately $1.5 million. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

(c)	Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Amended and Restated Consulting Agreement effective June 5, 2007, between the Company and Dr. Andreas Pfützner. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2007)

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2007	BIODEL INC.

By	/s/ F. Scott Reding
F. Scott Reding
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)