Form 10-Q/A
period 2007-06-30
Biodel Inc
filed 2007-09-20
CIK 1322505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33451

BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0136863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6 Christopher Columbus Avenue Danbury, Connecticut	06810 (Zip code)
(Address of principal executive offices)

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

Explanatory Note

On September 19, 2007, Biodel Inc. (the “Company”) concluded that it should restate the Company’s unaudited interim financial statements as of June 30, 2007 and for the three- and nine-month periods then ended, as contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 1, 2007 (the “Original Filing”), to correct the accounting for stock options that the Company granted pursuant to its 2005 Non-Employee Directors’ Stock Option Plan (the “Plan”) upon the effectiveness of the registration statement related to the Company’s initial public offering.

On May 10, 2007, under the Plan, the Company granted options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $15.00 per share (which was the price per share to the public in the Company’s initial public offering). Pursuant to the Plan, all of the options were fully vested on the date of grant. Accordingly, the Company should have recorded non-cash share-based compensation expense of $1,698,000 relating to these options. The Company recorded non-cash share-based compensation expense related to these options as if the options were to vest over a two-year period, as had been the case with earlier option grants to the Company’s non-employee directors. Accordingly, in the third quarter of 2007, the Company recorded only $70,750 of share-based compensation expense related to these options and the Company would have recorded the remaining $1,627,250 of unamortized expense ratably over such two-year period.

As a result, the Company has restated the previously filed unaudited financial statements contained in the Original Filing to reflect additional non-cash share-based compensation expense of $1,627,250 for the three- and nine-month periods ended June 30, 2007.

The Company is filing this Amendment No. 1 on Form 10-Q/A, which amends and restates Part I and Items 1A and 6 of Part II of the Original Filing, to reflect the restatement of the financial statements and other financial information of the Company, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, as presented herein. This Form 10-Q/A reflects the accounting correction described above. This Form 10-Q/A also reflects management’s updated evaluation of disclosure controls and procedures and internal control over financial reporting as a result of the accounting correction. All other information in the amended Items, as well as Items 1, 2, 3, 4 and 5 of Part II, is unchanged and reflects the disclosures made at the time of the Original Filing. In addition, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

BIODEL INC.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets at September 30, 2006 and June 30, 2007 (unaudited)	1
	Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2006 and 2007 and for the period from December 3, 2003 (inception) to June 30, 2007	2
	Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2007	3
	Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2006 and 2007	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	18

PART II — OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 6.	Exhibits	36
Signatures		37
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biodel Inc.
(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2006	2007
	(restated)	(Unaudited)
		(restated)
	(In thousands, except share and per share amounts)

ASSETS
Current:
Cash and cash equivalents	$17,539	$86,359
Prepaid and other assets	79	715

Total current assets	17,618	87,074
Property and equipment, net	644	1,031
Intellectual property, net	208	275
Deferred public offering costs	189	—

Total assets	$18,659	$88,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,357	$1,646
Accrued expenses:
Payroll and related	186	496
Other	255	721
Taxes payable	13	64
Due to related party	250	250
Deferred compensation	250	250

Total current liabilities	2,311	3,427
Commitments Stockholders’ equity:
Preferred stock, $0.01 par value — 50,000,000 shares authorized at June 30, 2007	—	—
Series A convertible preferred stock, 1,050,000 shares authorized, 569,000 and 0 shares issued and outstanding, respectively, with a liquidation preference of $2,845 and an 8% non-cumulative dividend	6	—
Series B convertible preferred stock, 6,500,000 shares authorized, 6,198,179 and 0 shares issued and outstanding, respectively, with a liquidation preference of $24,421	62	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 5,360,430 and 20,160,836 shares issued and outstanding, respectively	54	202
Additional paid-in capital	29,054	116,211
Deficit accumulated during the development stage	(12,828)	(31,460)

Total stockholders’ equity	16,348	84,953

Total liabilities and stockholders’ equity	$18,659	$88,380

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Operations

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2007
		(restated)		(restated)	(restated)
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,946	2,550	3,718	8,880	18,113
General and administrative	279	3,276	980	6,102	8,567

Total operating expenses	2,225	5,826	4,698	14,982	26,680
Other (income) and expense:
Interest and other income	(6)	(568)	(10)	(890)	(1,081)
Interest expense	38	—	63	—	78
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision	(2,257)	(5,258)	(4,751)	(14,092)	(26,304)
Tax provision	11	37	12	83	96

Net loss	(2,268)	(5,295)	(4,763)	(14,175)	(26,400)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	(4,457)	(4,457)

Net loss applicable to common stockholders	$(2,268)	$(5,295)	$(4,763)	$(18,632)	$(31,460)

Net loss per share — basic and diluted	$(0.31)	$(0.30)	$(0.65)	$(1.43)

Weighted average shares outstanding — basic and diluted	7,374,216	17,669,169	7,373,055	13,010,470

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

								Deficit
			Series A preferred		Series B preferred			Accumulated
	Common Stock		Stock		Stock		Additional	During the	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
	(Unaudited)
	(In thousands, except share and per share amounts)

December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$—	—	$—	—	$—	$—	$—	$—
Effect of stock split approved December 23, 2004	5,313,213	53	—	—	—	—	(53)	—	—
Additional shareholder contributions	—	—	—	—	—	—	1,146	—	1,146
Founder’s compensation contributed to capital	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	(774)	580
Additional shareholder contributions	—	—	—	—	—	—	514	—	514
Share-based compensation	—	—	—	—	—	—	353	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005 (restated)	5,356,400	54	569,000	6	—	—	4,751	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	(603)	—
Net loss	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006 (restated)	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—
Share-based compensation	—	—	—	—	—	—	3,579	—	3,579
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	18	—	18
Stock options exercised	3,542	—	—	—	—	—	5	—	5
Warrants exercised	2,636,907	26	—	—	—	—	397	—	423
Deemed dividend — warrants		—	—	—	—	—	4,457	(4,457)	—
Net loss		—	—	—	—	—	—	(14,175)	(14,175)

Balance, June 30, 2007 (unaudited) (restated)	20,160,836	$202	—	$—	—	$—	$116,211	$(31,460)	$84,953

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows

			December 3,
			2003
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2006	2007	2007
		(restated)	(restated)
	(Unaudited)
	(In thousands, except share and per share amounts)

Cash flows from operating activities:
Net loss	$(4,763)	$(14,175)	$(26,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	275	726
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	110	2,912	3,145
Share-based compensation for non-employees	347	703	2,036
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Increase in prepaid expenses	26	(640)	(665)
Increase in:
Accounts payable	676	292	1,650
Income taxes payable	10	51	64
Deferred compensation	63	—	250
Accrued expenses	1,001	790	1,630

Total adjustments	2,410	4,383	9,775

Net cash used in operating activities	(2,353)	(9,792)	(16,625)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(654)	(1,742)
Acquisition of intellectual property	(107)	(76)	(291)
Loan to related party	—	—	(41)

Net cash used in investing activities	(156)	(730)	(2,074)

Cash flows from financing activities:
Options exercised	—	5	5
Warrants exercised	—	392	392
Deferred public offering costs	(260)	(1,268)	(1,458)
Shareholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	80,213	80,213
Proceeds from bridge financing	2,575	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	2,315	79,342	105,058

Net (decrease) increase in cash and cash equivalents	(194)	68,820	86,359
Cash and cash equivalents, beginning of period	368	17,539	—

Cash and cash equivalents, end of period	$174	$86,359	$86,359

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	—	3
Non-cash financing and investing activities:
Receivable due for warrants exercised	$—	$31	$31
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	4,457	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	68	68

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

On April 12, 2007 the Company effected a 0.7085 for one (0.7085:1) reverse stock split (see Note 8).

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

3.	Restatement

In September 2007, the Company discovered an error in the Company’s accounting for stock options that the Company granted pursuant to its 2005 Non-Employee Directors’ Stock Option Plan (the “Plan”) upon the effectiveness of the registration statement related to the Company’s initial public offering.

On May 10, 2007, under the Plan, the Company granted options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $15.00 per share (which was the price per share to the public in the Company’s initial public offering). Pursuant to the Plan, all of the options were fully vested on the date of grant. Accordingly,

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements — (Continued)

the Company should have recorded non-cash share-based compensation expense of approximately $1.7 million relating to these options. The Company incorrectly recorded non-cash share-based compensation expense related to these options as if the options were to vest over a two-year period, as had been the case with earlier option grants to the Company’s non-employee directors. Accordingly, in the third quarter of 2007, the Company only recorded approximately $0.1 million of share-based compensation expense related to these options and the Company would have recorded the remaining $1.6 million of unamortized expense ratably over such two-year period. As a result, the Company has recorded additional non-cash share-based compensation expense of approximately $1.6 million for the three- and nine-month periods ended June 30, 2007. The effects of this restatement on the Company’s balance sheet as of June 30, 2007 and statements of operations for the three- and nine-month periods then ended are summarized below:

	Previously
	Reported	As Restated

Three Months Ended June 30, 2007
Statement of Operations:
General and administrative expense	$1,649	$3,276
Net loss applicable to common stockholders	(3,668)	(5,295)
Net loss per share	(0.21)	(0.30)
Nine months ended June 30, 2007
Statement of Operations:
General and administrative expense	$4,475	$6,102
Net loss applicable to common stockholders	(17,005)	(18,632)
Net loss per share	(1.31)	(1.43)
June 30, 2007
Balance Sheet:
Additional paid-in-capital	$114,584	$116,211
Deficit accumulated during development stage	(29,833)	(31,460)

4.	Share-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments” on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS 123(R)requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS 123(R), particularly in terms of line of business, stage of development, size and financial leverage.

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

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements — (Continued)

and are recognized as expense over the related period of service or vesting period, whichever is longer. The total non-cash cost expensed for options granted to non-employees for three months ended June 30, 2006 and 2007 was $118 and $284, respectively. The total non-cash cost expensed for options granted to non-employees nine months ended June 30, 2006 and 2007 was $347 and $667, respectively.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total non-cash compensation cost expensed for the three months ended June 30, 2006 and 2007 was $38 and $2,189, respectively. The total non-cash compensation cost expensed for the nine months ended June 30, 2006 and 2007 was $96 and $2,912, respectively. At June 30, 2007, the total non-cash compensation cost related to non-vested options to employees and directors not yet recognized was $8,753 which will be recognized over the next three years assuming the employees complete their service period for vesting of the options.

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

The weighted-average grant date fair values for the three months ended June 30, 2007 and the nine months ended June 30, 2006 and 2007 are $16.43, $5.65 and $14.35, respectively. The Company did not grant any options for the three months ended June 30, 2006.

5.	Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements — (Continued)

The amount of options and warrants excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Common shares underlying warrants for Series A Preferred Stock	198,025	198,025	198,025	198,025
Stock options	—	365,000	331,234	1,535,974

6.	Stockholders’ equity

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

7.	Warrants

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

8.	Reverse Split

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

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements — (Continued)

9.	Deferred Financing Costs

These costs represent primarily legal and other direct professional costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. The Company successfully completed its initial public offering on May 16, 2007 and all deferred public offering costs were netted against the proceeds.

10. Subsequent Event

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

Also on July 23, 2007, the Company entered into an amendment to each of the following existing agreements between the Company and the Landlord: (1) Lease Agreement, dated February 2, 2004, as amended, for the premises located at 6 Christopher Columbus Avenue, Danbury, Connecticut (the “First Lease”) and (2) Lease Agreement, dated October 19, 2006 , for the premises located at 8 Christopher Columbus Avenue, Danbury, Connecticut (the “Second Lease”) . The Company may terminate the First Lease with 90 days prior notice to the Landlord and may terminate the Second Lease with 60 days prior notice to the Landlord.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q/A regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this Form 10-Q/A include statements about:

•	our ability to secure FDA approval for our product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdeltm technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAjecttm and VIAtabtm;

•	our ability to secure patents for VIAjecttm and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates of future performance;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of those collaborations after consummation, if consummated;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q/A, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Form 10-Q/A and the documents that we have filed as exhibits hereto and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-Q/A. Some of the information in this discussion and analysis or set forth elsewhere in this Form 10-Q/A, including our plans and strategies for our business, includes forward-looking statements which involve risks and uncertainties. Please review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” section of this Form 10-Q/A (see Part II-Item 1A below) for a discussion of important factors that could cause actual results to materially differ from those anticipated or implied by the forward-looking statements contained in the following discussion and analysis.

We have restated our previously issued financial statements as of June 30, 2007 and for the three- and nine-month periods then ended, as detailed in Note 3 to the financial statements included elsewhere in this Form 10-Q/A.

All affected amounts and period-to-period comparisons described in the following discussion and analysis have been restated.

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

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $18.6 million for the nine months ended June 30, 2007. As of June 30, 2007, we had a deficit accumulated during the development stage of $31.5 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants. Research and development and general and administrative expenses represent approximately 58% and 27%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in this Form 10-Q/A since our final prospectus filed with the Securities and Exchange Commission on May 11, 2007.

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

General and Administrative Expenses.  General and administrative expenses were $0.3 million for the three months ended June 30, 2006, and increased by $3.0 million to $3.3 million for the three months ended June 30, 2007. An increase in compensation-related expenses accounted for $2.5 million of this increase. Of this amount, $0.4 million was attributable to non-cash employee stock-based compensation expenses and $1.7 million was related to non-cash non-employee stock-based compensation expense. The balance of the increase was primarily attributable to higher levels of insurance expenses and legal and accounting fees associated with becoming a public company.

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

Net Loss and Net Loss per Share.  Net loss was $2.3 million, or $(0.31) per share, for the three months ended June 30, 2006 compared to a net loss of $5.3 million, or $(0.30) per share, for the three months ended June 30, 2007. The increase in net loss was primarily attributable to the increased expenses described above.

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

General and Administrative Expenses.  General and administrative expenses were $1.0 million for the nine months ended June 30, 2006 and increased by $5.1 million to $6.1 million for the nine months ended June 30, 2007. This increase is primarily attributable to a $3.7 million increase in personnel expenses. The balance is attributable to increases in insurance expenses, and legal and consulting fees associated with becoming a public company. General and administrative expenses for the nine months ended June 30, 2007 include $1.0 million in non-cash stock-based compensation expense related to options granted to employees and $2.1 million in non-cash stock-based compensation expense related to options granted to non-employees.

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

Net Loss Applicable to Common Stockholders and Net Loss per Share.  Net loss applicable to common stockholders was $4.8 million, or $(0.65) per share, for the nine months ended June 30, 2006 compared to $18.6 million, or $(1.43) per share, for the nine months ended June 30, 2007. The increase in net loss was primarily attributable to the increased expenses described above and the non-cash deemed dividend charge of $4.5 million related to the discounted exercise price of our warrants.

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

Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

As a result of the error and the related restatement discussed in Note 3 to our financial statements included elsewhere in this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures in connection with the filing of this Form 10-Q/A. As a result of the material weakness discussed below, our management has concluded, based on their reevaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weaknesses

In connection with the restatement described above, our Chief Executive Officer and Chief Financial Officer, in conjunction with our management, have determined that, as of June 30, 2007, we had a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Specifically, as of June 30, 2007, we had a material weakness relating to our controls over accounting for stock options in that our procedures did not operate effectively to detect errors in the calculation of non-cash share-based compensation expense arising from the granting of stock options. In addition, we previously restated our financial statements for the year ended September 30, 2006 to correct an error in the calculation of non-cash compensation expense related to other options issued to non-employees. In connection with that restatement, it was determined that we had a material weakness in our internal control over financial reporting.

Remediation Status

To remedy the material weaknesses, we are currently implementing enhanced procedures that are designed to provide for additional management oversight of our accounting activities to ensure that we will properly record share-based compensation expense in the future.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the issuance of our financial statements for the quarter ended June 30, 2007, we determined that it was necessary to restate these financial statements due to the error in recording share-based compensation expense described above. As of the date of this filing we have implemented, or are in the process of implementing, changes to our internal control over the accounting for share-based compensation expense subsequent to the period covered by this report. We will continue to assess these changes and will supplement them as necessary.

PART II-OTHER INFORMATION

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net loss applicable to common stockholders was approximately $18.6 million for the nine months ended June 30, 2007. As of June 30, 2007, we had a deficit accumulated during the development stage of approximately $31.5 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAjecttm, VIAtabtm and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, beginning with our fiscal year ending September 30, 2008, we will be required to include in our annual report an assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We restated our financial statements for the three- and nine-month periods ended June 30, 2007 and for the year ended September 30, 2006 to correct errors in the calculation of non-cash compensation expense related to options issued to non-employees. In connection with the restatements it was determined that we have material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We are in the process of addressing the material weaknesses. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of being a public company and eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules. Implementing appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. If we fail to complete the assessment on a timely basis, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2007, we had outstanding 20,160,836 shares of common stock. Of these shares, approximately 14,410,836 shares are currently restricted as a result of securities laws or lock-up agreements entered into with the underwrites of our initial public offering, but will be able to be sold after the lock-up agreements expire under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or another exemption from registration under the Securities Act. Moreover, holders of an aggregate of 9,056,823 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements entered into with the underwriters of our initial public offering. Under the lock-up agreements, subject to certain exceptions, our directors and executive officers, substantially all of our stockholders existing prior to our initial public offering, and our option holders have agreed, among other things, not to, directly or indirectly, offer, sell, contract to sell, pledge or otherwise dispose of or hedge any common stock or securities convertible into or exchangeable for shares of our common stock, or publicly announce the intention to do any of the foregoing, without the prior written consent of Morgan Stanley & Co. Incorporated until November 7, 2007.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Consulting Agreement effective June 5, 2007, between the Company and Dr. Andreas Pfîutzner. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2007)
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.

By	/s/ F. Scott Reding
F. Scott Reding
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: September 20, 2007