Form 10-Q
period 2007-12-31
Biodel Inc
filed 2008-02-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
Commission File Number 001-33451
BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0136863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Saw Mill Road
Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip code)
(203) 796-5000
(Registrant’s telephone number, including area code)
Not Applicable

(Former Name or Former Address, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of February 12, 2008, there were 23,589,430 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2007 and December 31, 2007 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2006 and 2007 and for the period from December 3, 2003 (inception) to December 31, 2007	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to December 31, 2007	3

Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2006 and 2007 and for the period from December 3, 2003 (inception) to December 31, 2007	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36

Signatures	38
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2007
		(unaudited)

ASSETS
Current:
Cash and cash equivalents	$80,022	$72,765
Prepaid and other assets	505	329

Total current assets	80,527	73,094
Property and equipment, net	1,717	2,695
Intellectual property, net	262	270

Total assets	$82,506	$76,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$2,187	$4,259
Accrued expenses:
Clinical Trial expenses	1,164	1,000
Payroll and related	822	306
Accounting and legal fees	335	220
Severance expense	—	281
Other	680	649
Taxes payable	95	238

Total current liabilities	5,283	6,953

Other long term liabilities	—	201

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,160,836 and 20,282,167 shares issued and outstanding, respectively	202	203
Additional paid-in capital	116,854	119,672
Deficit accumulated during the development stage	(39,833)	(50,858)
Less: subscription receivable warrants	—	(112)

Total stockholders’ equity	77,223	68,905

Total liabilities and stockholders’ equity	$82,506	$76,059

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

			December 3, 2003
	Three months ended		(inception) to
	December 31,		December 31,
	2006	2007	2007
Revenue	$—	$—	$—

Operating expenses:
Research and development	2,515	7,543	32,715
General and administrative	1,343	4,133	14,984

Total operating expenses	3,858	11,676	47,699
Other (income) and expense:
Interest and other income	(190)	(672)	(2,765)
Interest expense	—	—	78
Loss on settlement of debt	—	—	627

Operating loss before tax provision	(3,668)	(11,004)	(45,639)
Tax provision	—	21	159

Net loss	(3,668)	(11,025)	(45,798)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(3,668)	$(11,025)	$(50,858)

Net loss per share — basic and diluted	$(0.31)	$(0.55)

Weighted average shares outstanding — basic and diluted	11,769,773	20,198,829

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

			Series A Preferred		Series B Preferred
	Common stock		Stock		Stock			Deficit
								Accumulated
							Additional	During the	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity

December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$—	—	$—	—	$—	$—	$—	$—
Effect of stock split approved December 23, 2004	5,313,213	53	—	—	—	—	(53)	—	—
Additional shareholder contributions	—	—	—	—	—	—	1,146	—	1,146
Founder’s compensation contributed to capital	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	(774)	580
Additional shareholder contributions	—	—	—	—	—	—	514	—	514
Share-based compensation	—	—	—	—	—	—	353	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	(603)	—
Net loss	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	18
Stock options exercised	3,542	—	—	—	—	—	5	—	5
Warrants exercised	2,636,907	26	—	—	—	—	397	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	(4,457)	—
Net loss	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	(39,833)	77,223
Share-based compensation	4,857	—	—	—	—	—	2,488	—	2,488
Stock options exercised	30,926	—	—	—	—	—	138	—	138
Warrants exercised	79,210	1	—	—	—	—	111	—	112
Subscription receivable warrant	—	—	—	—	—	—	(112)	—	(112)
Proceeds from sale of stock — ESPP	6,338	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	—	(11,025)	(11,025)

Balance, December 31, 2007 (unaudited)	20,282,167	$203	—	$—	—	$—	$119,560	$(50,858)	$68,905

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

			December 3, 2003
	Three months ended		(inception) to
	December 31,		December 31,
	2006	2007	2007
Cash flows from operating activities:
Net loss	$(3,668)	$(11,025)	$(45,798)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	68	773
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	253	1,803	5,603
Share-based compensation for non-employees	221	584	2,574
Share-based compensation for restricted stock	—	101	101
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Increase (decrease) in prepaid expenses	7	176	(279)
Increase (decrease) in:
Accounts payable	128	2,073	4,261
Income taxes payable	—	(30)	238
Deferred compensation	—	—	(250)
Accrued expenses	247	(172)	3,074

Total adjustments	942	4,603	17,034

Net cash used in operating activities	(2,726)	(6,422)	(28,764)

Cash flows from investing activities:
Purchase of property and equipment	(274)	(1,044)	(3,447)
Acquisition of intellectual property	(28)	(10)	(291)
Loan to related party	—	—	(41)

Net cash used in investing activities	(302)	(1,054)	(3,779)

Cash flows from financing activities:
Options exercised	5	138	143
Warrants exercised	—	—	423
Employee stock purchase plan	—	81	81
Deferred public offering costs	—	—	(1,458)
Shareholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	80,213
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	47	—	19,205

Net cash provided by financing activities	52	219	105,308

Net (decrease) increase in cash and cash equivalents	(2,976)	(7,257)	72,765
Cash and cash equivalents, beginning of period	17,539	80,022	—

Cash and cash equivalents, end of period	$14,563	$72,765	$72,765

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	47	50
Non-cash financing and investing activities:
Receivable due for warrants exercised	$—	$112	$112
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Business and Basis of Presentation
Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company develops product candidates by applying proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company has two insulin product candidates currently in clinical trials for the treatment of diabetes. Additionally, the Company has two preclinical product candidates for the treatment of osteoporosis.
     The Company has developed all of its product candidates utilizing its proprietary VIAdel™ technology that allows the Company to study the interaction between peptide hormones and small molecules.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2007 audited financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for the full year or any other interim period.
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
     On April 12, 2007 the Company effected a 0.7085 for one (0.7085:1) reverse stock split. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported.
Income Taxes
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning October 1, 2007. See Note 3 for additional information, including the effects of adoption on the Company’s financial statements.
2. Share-Based Compensation
     Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payments” on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
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
     For warrants or stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total non-cash charge for options granted to non-employees for three months ended December 31, 2006 and 2007 was $221,000 and $584,000, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total non-cash compensation charge for the three months ended December 31, 2006 and 2007 was $253,000 and $1,803,000, respectively. At December 31, 2007, the total non-cash compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $18,285,000 which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the three months ended December 31, 2007:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Life in	Aggregate
	Number	Exercise Price	Years	Intrinsic Value

Outstanding options, September 30, 2007	1,685,974	$6.80
Granted	1,214,520	17.94
Exercised	30,926	4.61		576,000
Forfeited, expired	(76,700)	9.73

Outstanding options, December 31, 2007	2,792,868	$13.10	7	$28,292,000

Exercisable options, December 31, 2007	759,125	$8.51	5	$11,174,000

     A total of 30,926 options were exercised during the three months ended December 31, 2007 and cash received from the exercise of options was approximately $138,000. The Black-Scholes pricing model assumptions for the three months ended December 31, 2006 and 2007 are determined as discussed below:

	December 31,
	2006	2007
Expected life (in years)	5.25	5.25
Expected volatility	60%	59% — 67%
Expected dividend yield	0%	0%
Risk-free interest rate	4.48% — 4.83%	3.28% — 4.42%
Weighted average grant date fair value	$10.01	$17.17

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
     During the three months ended December 31, 2007, the Company granted 9,714 restricted stock shares to a member of our Scientific Advisory Board. Non-cash stock-based compensation expense recognized for restricted stock was $0 and $101,000 for the three months ended December 31, 2006 and 2007, respectively.
2005 Employee Stock Purchase Plan
     The Company’s 2005 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Purchase Plan became effective upon the closing of the Company’s initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code.
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the three months ended December 31, 2007 was $16,000, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option “FTB No. 97-1”.
     An aggregate of 1,300,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. As of December 31, 2007, the Company issued 6,338 shares under the Purchase Plan, received proceeds of $81,000 and recorded a non-cash non-compensatory charge of $16,000.
3. Income Taxes
     Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Therefore, there was no corresponding adjustment in retained earnings.
     The Company did not have any amounts of unrecognized tax benefits as of October 1, 2007 (adoption date) and December 31, 2007. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the three months ended December 31, 2007 and 2006, was 0% for both periods, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
4. Net Loss per share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three months ended
	December 31,
	2006	2007
Common shares underlying warrants for Series A Preferred Stock	198,025	118,815
Stock options	312,435	759,125
5. Warrants
     In November 2007, a holder of warrants to purchase an aggregate of 79,210 shares of the Company’s common stock at an exercise price of $1.41 per share exercised such warrants on a cash exercise basis. The Company issued an aggregate of 79,210 shares of common stock and recorded a subscription receivable of approximately $0.1 million in connection with such exercise. The Company received payment in January 2008.
6. Commitments
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. Pursuant to the severance agreement, Mr. Reding received a lump sum payment of approximately $91,000, less taxes and withholdings, and the Company has reimbursed Mr. Reding for certain legal fees. In addition, pursuant to the severance agreement, Mr. Reding will receive a continuation of salary and certain benefits until November 30, 2009. Furthermore, the Company accelerated the vesting of options to purchase 54,575 shares of common stock at an exercise price of $5.65 per share and options to purchase an additional 35,425 shares of common stock at an exercise price of $5.65 per share remain exercisable through the original expiration date. In connection with Mr. Reding’s resignation, options to purchase 51,700 shares at an exercise price of $5.65 and 25,000 shares at an exercise price of $18.16 per share were forfeited. The charge of $482,000 for the lump sum payment, salary and benefit continuation for two years and option acceleration modification charge of $643,000 have been recorded in the three months ended December 31, 2007. The lump sum payment of $482,000 has been recorded as $281,000 short term and $201,000 long term liabilities.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
7. Subsequent Event
Follow-on Public Offering
     On February 12, 2008, the Company completed a follow-on public offering of 3,260,000 shares of its common stock at a price to the public of $15.50 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions, but before deducting expenses, of $47.2 million. The Company estimates that its expenses for this offering will be approximately $750,000. Certain of the Company’s stockholders sold 550,000 shares in the offering and have granted the underwriters an option, exercisable until March 7, 2008, to purchase up to an additional 571,500 shares to cover over-allotments. The Company did not receive any proceeds from the sale of shares from the selling stockholders and will not receive any proceeds from any sales that may occur if the underwriters exercise their over-allotment option.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
     Our forward-looking statements in this Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described in the forward-looking statements, including:
•	our ability to secure FDA approval for our product candidates under Section 505(b)(2) of the FFDCA;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdeltm technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAjecttm and VIAtabtm;

•	our ability to secure additional patents for VIAjecttm and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form, or our ability to manufacture our products ourselves;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in “Part II. Item 1A-Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make.
     You should read this Form 10-Q and the documents that have filed as exhibits hereto and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements contained in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-Q (see Part II-Item 1A below) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
     Development of a full line of VIAject™ insulin products has progressed more rapidly than we originally anticipated. We believe that focusing our resources on the later-stage VIAject™ program provides our best opportunity to maximize stockholder value. Given the priority being placed on the development of our VIAject™ product line, we expect to submit investigational new drug applications, or INDs, for VIAcal™ and VIAmass™ no earlier than late in 2008.
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
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $11.0 million for the three months ended December 31, 2007. As of December 31, 2007, we had a deficit accumulated during the development stage of $50.9 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 64% and 29%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
     In May 2007, we completed our initial public offering of 5,750,000 shares of common stock at a price to the public of $15.00 per share, with net proceeds totaling approximately $78.8 million. The completion of the initial public offering resulted in the conversion of our Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued upon the conversion of the preferred stock.
     In November 2007, a holder of warrants to purchase an aggregate of 79,210 shares of our common stock at an exercise price of $1.41 per share exercised such warrants on a cash exercise basis. We issued an aggregate of 79,210 shares of common stock and recorded a receivable of approximately $0.1 million in connection with such exercise. We received payment in January 2008.

     On February 12, 2008, we completed a follow-on public offering of 3,260,000 shares of our common stock at a price to the public of $15.50 per share. We received net proceeds from this offering, after deducting underwriting discounts and commissions, but before deducting expenses, of $47.2 million. We estimate that our expenses for this offering will be approximately $750,000. Certain of our stockholders sold 550,000 shares in the offering and have granted the underwriters an option, exercisable until March 7, 2008, to purchase up to an additional 571,500 shares to cover over-allotments. We did not receive any proceeds from the sale of shares from the selling stockholders and will not receive any proceeds from any sales that may occur if the underwriters exercise their over-allotment option.
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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

			December 3, 2003
			(Inception) to
	Three Months Ended December 31,		December 31,
	2006	2007	2007

Research and development expenses:
Preclinical expenses	$302,000	$1,270,000	$6,584,000
Manufacturing expenses	631,000	1,327,000	4,986,000
Clinical/regulatory expenses	1,582,000	4,946,000	21,145,000

Total	$2,515,000	$7,543,000	$32,715,000

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
     We anticipate that our general and administrative expenses will increase, among others, for the following reasons:
•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we expect to incur additional expenses related to the entry into our new leased premises;

•	we expect to incur additional expenses as we advance discussions and negotiations in connection with strategic collaborations for commercialization of our product candidates;

•	we may also begin to incur expenses related to the sales and marketing of our product candidates as we approach the commercial launch of any product candidates that receive regulatory approval; and

•	we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relation fees associated with being a public company.

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
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to such policies since the filing of such Annual Report.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB has agreed to defer for one year the effective date for certain non-financial assets and liabilities. We anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for us beginning October 1, 2007. We adopted the provisions of FIN 48 on October 1, 2007 and it did not have any effect on our financial statements.

Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Revenue. We did not recognize any revenue during the three months ended December 31, 2007 or 2006.
Research and Development Expenses

	Three Months Ended
	December 31,		Increase
	2006	2007	$	%

Research and Development	$2,515,000	$7,543,000	$5,028,000	199.9%

Percentage of net loss	69%	68%

     Research and development expenses were $7.5 million for the three months ended December 31, 2007, an increase of $5.0 million, or 199.9%, from $2.5 million for the three months ended December 31, 2006. This increase was primarily attributable to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $3.4 million related to increased clinical trial expenses in 2007; $0.5 million related to increased manufacturing expenses in 2007 for the process development, scale-up and manufacture of commercial batches of VIAjecttm to support our clinical trials and regulatory submissions; and $0.5 million related to increased personnel costs, non-cash stock-based compensation expenses and consulting fees. Research and development expenses for the three months ended December 31, 2007 include $0.2 million in stock-based compensation expense related to options granted to employees and $0.2 million in stock-based compensation expense related to options granted to non-employees.
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
General and Administrative Expenses

	Three Months Ended
	December 31,		Increase
	2006	2007	$	%

General and Administrative Expenses	$1,343,000	$4,133,000	$2,790,000	207.7%

Percentage of net loss	37%	37%

     General and administrative expenses were $4.1 million for the three months ended December 31, 2007, an increase of $2.8 million, or 207.7%, from $1.3 million for the three months ended December 31, 2006. This increase was primarily attributable to a $2.5 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses, and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the three months ended December 31, 2007 include $1.7 million in non-cash stock-based compensation expense related to options granted to employees and $0.4 million in non-cash stock-based compensation expense related to options granted to non-employees. The non-cash stock-based compensation expense for employees includes a charge of $0.7 million related to the severance agreement with, our former chief financial officer.
     We expect our general and administrative expenses to continue to increase in the future as a result of increased payroll as we add personnel necessary for the management of the anticipated growth of our business, expanded infrastructure and higher consulting, legal, accounting, investor relations and other expenses associated with being a public company.

Interest and Other Income

	Three Months Ended
	December 31,		Increase
	2006	2007	$	%

Interest and Other Income	$190,000	$672,000	$482,000	253.7%

Interest and other income increased to $672,000 for the three months ended December 31, 2007 from $190,000 for the three months ended December 31, 2006. The increase was due to higher balances of cash and cash equivalents in 2007, resulting primarily from the $78.8 million in net proceeds received from our initial public offering in May 2007.
Net Loss and Net Loss per Share

	Three Months Ended
	December 31,		Increase
	2006	2007	$	%

Net Loss	$(3,668,000)	$(11,025,000)	$7,357,000	200.6%

Net Loss Per Share	$(0.31)	$(0.55)

     Net loss was $11.0 million, or $(0.55) per share, for the three months ended December 31, 2007 compared to $3.7 million, or $(0.31) per share, for the three months ended December 31, 2006. The increase in net loss was primarily attributable to the increased expenses described above. We expect our losses to increase in the future as we incur increased clinical development costs to advance our VIAjecttm and VIAtabtm product candidates through the clinical development process and as our general and administrative costs rise as our organization grows to support this higher level of clinical activity.
Liquidity and Capital Resources
Sources of Liquidity and Cash Flows
     As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. In May 2007, we completed our initial public offering and received proceeds, after deducting underwriting commissions and discounts, of $78.8 million.
     At December 31, 2007, we had cash and cash equivalents totaling approximately $73 million. To date, we have invested our excess funds in managed money market fund with three major financial institutions. All highly liquid investments with an original or remaining maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $6.4 million for the three months ended December 31, 2007 and $2.7 million for the three months ended December 31, 2006. Net cash used in operating activities for the three months ended December 31, 2007 primarily reflects the net loss for the period, offset in part by non-cash stock-based compensation, depreciation and amortization expenses and increases in accounts payable. Net cash used in operating activities for the three months ended December 31, 2006 primarily reflects the net loss for the period, offset in part by depreciation and changes in accounts payable.
     Net cash used in investing activities was $1.1 million for the three months ended December 31, 2007 and $0.3 million for the three months ended December 31, 2006. Net cash used in investing activities in each period primarily reflects purchases of property and equipment and leasehold improvement costs for our facilities at Christopher Columbus Avenue and Saw Mill Road.
     Net cash provided by financing activities was $0.2 million for the three months ended December 31, 2007 and $0.1 million for the three months ended December 31, 2006. Net cash provided by financing activities in 2007 primarily reflects the proceeds from the exercise of options and sale of stock through our 2005 Employee Stock Purchase Plan. Net cash provided by financing activities in 2006 primarily reflects the proceeds from the sale of Series B preferred stock.

     On January 3, 2008, we announced our intention to build and operate a fill and finish manufacturing facility for VIAjecttm on the campus of our headquarters in Danbury, Connecticut. Subject to completing the construction of the facility, and obtaining all necessary regulatory inspections and approvals, we anticipate that the facility may be available for commercial operations in 2009. We anticipate that construction and qualification of the facility will cost approximately $15 million.
Funding Requirements
     We believe that our existing cash and cash equivalents, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 18 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007 (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$3,427,000	$536,000	$1,533,000	$1,039,000	$319,000

Total fixed contractual obligations	$3,427,000	$536,000	$1,533,000	$1,039,000	$319,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     As a result of that material weakness and because the period ended December 31, 2007 represents only the second accounting period in which we were able to evaluate the steps we implemented to remedy the material weakness, our chief executive officer and chief financial officer have concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, notwithstanding the material weakness discussed above, our chief executive officer and chief financial officer have concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Except for the enhanced procedures implemented as noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our integral control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $11.0 million for the three months ended December 31, 2007. As of December 31, 2007, we had a deficit accumulated during the development stage of approximately $50.9 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAject™, VIAtab™ and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:
•	continue our ongoing Phase III clinical trials of VIAject™ in which we plan to treat more than 400 patients with Type 1 diabetes and more than 400 patients with Type 2 diabetes over a six-month period;

•	conduct additional Phase I clinical development of VIAtab™ and subsequently initiate Phase II and Phase III clinical trials;

•	continue the research and development of our preclinical product candidates, VIAmass™ and VIAcal™, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval;

•	build commercial supply inventory for VIAject™;

•	construct our proposed fill and finish manufacturing facility and laboratory facility on the campus of our headquarters in Danbury, Connecticut; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.
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
     We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase III clinical trials of VIAject™, commence later stage clinical trials of VIAtab™ if our Phase I clinical development is successful and conduct preclinical testing of VIAmass™ and VIAcal™. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash and cash equivalents will enable us to fund our anticipated operating expenses and capital expenditures for at least the next 18 months. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of VIAject™ and VIAtab™;

•	the progress of the development of the full line of VIAject™ insulin products;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VIAmass™, VIAcal™ and other potential product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAject™ and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
     Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, strategic collaborations and licensing arrangements. If we raise additional funds by issuing additional equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject™. VIAtab™ is our only other product candidate which has undergone clinical development. We do not expect to advance any other product candidates into clinical trials any earlier than late 2008. Clinical trials of our product candidates may not be successful. If we are unable to commercialize VIAject™ and VIAtab™, or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, VIAject™ and VIAtab™. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The commercial success of our product candidates will depend on several factors, including the following:
•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States, including for the liquid formulations of VIAject™;

•	establishing commercial manufacturing capabilities on our own or through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	acceptance of the products by patients, the medical community and third-party payors in the medical community;

•	competition from other products; and

•	a continued acceptable safety profile of the products following approval.
     If we are not successful in completing the development and commercialization of our product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.
The results of early stage clinical trials do not ensure success in later stage clinical trials.
     To date, we have not completed the development of any products through commercialization. VIAject™ is currently being tested in two Phase III clinical trials in patients with Type 1 and Type 2 diabetes. If these trials are successful, we intend to submit a new drug application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, to the FDA by the end of 2008. We are currently in the Phase I stage of clinical testing of VIAtab™ in patients with Type 1 diabetes. If Phase I clinical development of VIAtab™ is successful, we plan to initiate a Phase II clinical trial no earlier than the end of 2008. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results. For example, the two interim results of our Phase II meal study of VIAject™ were based on data from the first 10 patients that completed the trial in time for presentation at the American Diabetes Association 2007 Annual Meeting and then 16 patients that completed the study. The final results of this trial may be different from those suggested by our interim analyses. Similarly, the interim results from our ongoing pivotal Phase III clinical trials of VIAject™ reported data on changes in body weight and daily insulin doses. These are secondary endpoints in the trial, not the primary endpoint of changes in HbA1c levels. The final results from our Phase III clinical trials of VIAject™ may be less favorable than the interim secondary endpoint data observed to date. In addition, the final safety and efficacy data from our Phase III clinical trials of VIAject™, which will be based on more than 400 Type 1 and more than 400 Type 2 diabetes patients, may be less favorable than the data observed to date in our Phase I and Phase II clinical trials. We cannot assure you that our clinical trials of VIAject™ or VIAtab™ will ultimately be successful. New information regarding the safety and efficacy of VIAject™ or VIAtab™ may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In our clinical trials to date, patients took VIAject™ for a relatively small number of treatment days. VIAject™ may not be found to be effective or safe when taken for longer periods, such as the six-month period of our Phase III clinical trials.
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
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for, and market acceptance of, the liquid formulations, of VIAject™;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. Although we have contracted with a large commercial manufacturer for VIAject™, there can be no assurance that we will be able to do so successfully with our remaining product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
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
     On January 3, 2008, we announced our intention to build and operate a fill and finish manufacturing facility for VIAject™ on the campus of our headquarters in Danbury, Connecticut. We anticipate that the facility may be available for commercial operations in 2009. We do not have any experience in constructing or operating such a facility. We can provide no assurance that we will be able to develop the Danbury site into a plant capable of conducting the fill and finish operations for VIAject™

under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our fill and finish facility will be subject to FDA inspection and approval before we can begin operations there and will continue to be subject to ongoing FDA inspections thereafter. Our fill and finish facility will also be subject to European regulatory inspection and approval before we can begin operations there for European sales and will continue to be subject to ongoing European regulatory inspection thereafter.
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
     We currently have an agreement with a single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAjecttm and VIAtabtm. Our agreement with this insulin supplier will terminate in November 2009; however, the supplier is obligated to continue to supply us with insulin pursuant to the terms of the agreement until the earlier of (1) such time as we have qualified a new insulin supplier and (2) November 2010. We are currently discussing with our current supplier the terms of a potential new commercial supply agreement.
     We currently have sufficient supplies of insulin to complete our current and anticipated future clinical trials of VIAjecttm. In January 2008, our supplier notified us that they are unable or unwilling to supply us with the maximum quantities of insulin that we believe they are required to provide to us under our existing agreement for the years 2008 and 2009. We believe, however, that we will procure insulin under our existing supply agreement in quantities at least sufficient to support the initial commercial launch of VIAjecttm. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We believe that we will be able to qualify a new insulin supplier prior to November 2010. However, we cannot assure you that our existing supplier will supply us with the amounts that we believe they are obligated to provide to us under our existing agreement, that we will be able to enter into a new agreement with our existing supplier, or that we will be able to qualify a new insulin supplier prior to November 2010. Even if we do qualify a new supplier in a timely manner, we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAjecttm and VIAtabtm, which would have a material adverse effect on our business . We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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
     We have been granted one patent and have ten pending United States patent applications relating to our VIAdel™, VIAject™ and VIAtab™ technology. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
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
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the

FDA and comparable regulatory authorities. These requirements include, in the case of FDA, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
     In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted in a misleading manor or for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting misleading promotion and the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
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
     On September 27, 2007, the President signed into law the Food and Drug Administration Amendments Act of 2007, or the FDAAA. This new legislation grants significant new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a significant impact on the pharmaceutical industry, the extent of the impact is not yet known. The new requirements and changes imposed by the FDAAA may make it more difficult, and more costly, to obtain and maintain approval of new pharmaceutical products and to produce, market and distribute existing products.
     In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations implemented or modified, or what the impact of such changes, if any, may be.

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
     We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Dr. Roderike Pohl, our Vice President, Research, and Gerard Michel, our Chief Financial Officer. Dr. Steiner and Dr. Pohl are the inventors of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner and Dr. Pohl, who each have employment agreements, all of our employees are “at will” and we currently do not have employment agreements with any of the other members of our management or scientific staff. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.
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
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders have effective control over all matters submitted to stockholders for approval.
     Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 50% of our outstanding capital stock. As a result, these stockholders, if they act together, will effectively be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, beginning with our fiscal year ending September 30, 2008, we will be required to include in our annual report an assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We restated our financial statements for the three and nine months ended June 30, 2007 and for the year ended September 30, 2006 to correct errors in the calculation of non-cash compensation expense related to options issued to non-employees. In connection with the restatements it was determined that we had material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We addressed and resolved these material weaknesses. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in preparation for becoming subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules. Implementing appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. If we fail to complete the assessment on a timely basis, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 12, 2008, we had outstanding 23,589,430 shares of common stock. Of these, approximately 10.5 million shares will be subject to 90-day lock-up agreements with the underwriters of our recent follow-on offering and the remainder will generally be freely tradable without restriction under securities laws. Following the 90-day lock-up agreements, such 10.5 million shares will be able to be sold in accordance with the SEC’s Rule 144. Moreover, the holders of an aggregate of approximately 5.8 million of such shares will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We will incur substantial costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.
     We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) Not applicable.
          (b) Not applicable.
          (c) Not applicable.
Item 6. Exhibits

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2008	BIODEL INC.
	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer