Form 10-Q
period 2008-03-31
Biodel Inc
filed 2008-05-09
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Non-accelerated filer ☑	Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 30, 2008, there were 23,657,398 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2007 and March 31, 2008 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2007 and 2008 and for the period from December 3, 2003 (inception) to March 31, 2008	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2008	3

Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2007 and 2008 and for the period from December 3, 2003 (inception) to March 31, 2008	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4T. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1A. Risk Factors	22

Item 4. Submission of Matters to Vote of Security Holders	40

Item 6. Exhibits	40

Signatures	41
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATIONS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2007	2008
		(unaudited)
ASSETS

Current:
Cash and cash equivalents	$80,022	$107,884
Marketable securities	—	3,803
Prepaid and other assets	505	206

Total current assets	80,527	111,893
Property and equipment, net	1,717	3,357
Intellectual property, net	262	285

Total assets	$82,506	$115,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Accounts payable	$2,187	$2,876
Accrued expenses:
Clinical trial expenses	1,164	1,560
Payroll and related	822	780
Accounting and legal fees	335	364
Severance expense	—	355
Other	680	617
Taxes payable	95	170

Total current liabilities	5,283	6,722

Other long term liabilities	—	141

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,160,836 and 23,611,346 shares issued and outstanding, respectively	202	236
Additional paid-in capital	116,854	168,853
Deficit accumulated during the development stage	(39,833)	(60,417)

Total stockholders’ equity	77,223	108,672

Total liabilities and stockholders’ equity	$82,506	$115,535

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3, 2003
	Three Months Ended		Six Months Ended		(inception) to
	March 31,		March 31		March 31,
	2007	2008	2007	2008	2008
Revenue	$—	$—	$—	$—	$—

Operating expenses:

Research and development	3,815	7,105	6,330	14,650	39,822

General and administrative	1,504	3,532	2,825	7,664	18,515

Total operating expenses	5,319	10,637	9,155	22,314	58,337

Other (income) and expense:

Interest and other income	(132)	(1,111)	(322)	(1,783)	(3,876)

Interest expense	—	—	—	—	78

Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision	(5,187)	(9,526)	(8,833)	(20,531)	(55,166)

Tax provision	28	31	46	53	191

Net loss	(5,215)	(9,557)	(8,879)	(20,584)	(55,357)

Charge for accretion of beneficial conversion rights	—	—	—	—	(603)

Deemed dividend — warrants	(4,457)	—	(4,457)	—	(4,457)

Net loss applicable to common stockholders	$(9,672)	$(9,557)	$(13,336)	$(20,584)	$(60,417)

Net loss per share — basic and diluted	$(1.79)	$(0.43)	$(2.48)	$(0.97)

Weighted average shares outstanding — basic and diluted	5,396,220	22,045,400	5,369,136	21,116,654

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

								Deficit
			Series A Preferred		Series B Preferred			Accumulated
	Common stock		Stock		Stock		Additional	During the	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$—	—	$—	—	$—	$—	$—	$—
Effect of stock split approved December 23, 2004	5,313,213	53	—	—	—	—	(53)	—	—
Additional shareholder contributions	—	—	—	—	—	—	1,146	—	1,146
Founder’s compensation contributed to capital	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	(774)	580
Additional shareholder contributions	—	—	—	—	—	—	514	—	514
Share-based compensation	—	—	—	—	—	—	353	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	(603)	—
Net loss	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	5
Warrants exercised	2,636,907	26	—	—	—	—	397	—	423
Deemed dividend – warrants	—	—	—	—	—	—	4,457	(4,457)	—
Net loss	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785		46,817
Issuance of restricted stock	4,857	—	—	—	—	—	101	—	101
Share-based compensation	—	—	—	—	—	—	4,134	—	4,134
Stock options exercised	100,105	1	—	—	—	—	787	—	788
Warrants exercised	79,210	1	—	—	—	—	111	—	112
Proceeds from sale of stock — ESPP	6,338	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	—	(20,584)	(20,584)

Balance, March 31, 2008 (unaudited)	23,611,346	$236	—	$—	—	$—	$168,853	$(60,417)	$108,672

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

			December 3, 2003
	Six Months Ended		(inception) to
	March 31,		March 31,
	2007	2008	2008
Cash flows from operating activities:

Net loss	$(8,879)	$(20,584)	$(55,357)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	201	906
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	539	3,868	7,668
Share-based compensation for non-employees	602	266	2,256
Share-based compensation for restricted stock	—	101	101
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
(Increase) decrease in prepaid expenses	(9)	299	(156)
Increase (decrease) in:
Accounts payable	372	690	2,878
Income taxes payable	—	(99)	169
Deferred compensation	—	—	(250)
Accrued expenses	1,461	990	4,236

Total adjustments	3,141	6,316	18,747

Net cash used in operating activities	(5,738)	(14,268)	(36,610)

Cash flows from investing activities:
Purchase of property and equipment	(559)	(1,837)	(4,240)
Purchase of marketable securities	—	(3,803)	(3,803)
Acquisition of intellectual property	(61)	(28)	(309)
Loan to related party	—	—	(41)

Net cash used in investing activities	(620)	(5,668)	(8,393)

Cash flows from financing activities:
Options exercised	5	788	793
Warrants exercised	361	112	535
Employee stock purchase plan	—	81	81
Deferred public offering costs	(346)	—	(1,458)
Shareholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	46,817	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	36	—	19,205

Net cash provided by financing activities	56	47,798	152,887

Net (decrease) increase in cash and cash equivalents	(6,302)	27,862	107,884
Cash and cash equivalents, beginning of period	17,539	80,022	—

Cash and cash equivalents, end of period	$11,237	$107,884	$107,884

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	88	91
Non-cash financing and investing activities:
Receivable due for warrants exercised	$62	$—	$—
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend – warrants	4,457	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

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
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2007 audited financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the operating results for the full year or any other interim period.
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
     On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported.
Recently Adopted and Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning October 1, 2007. See Note 5 for additional information, including the effects of adoption on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on the Company’s financial position and results of operations.
2. Secondary Offering
     On February 12, 2008, the Company completed a follow-on public offering of 3,260,000 shares of its common stock at a price to the public of $15.50 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46.8 million. Certain of the Company’s stockholders sold 550,000 shares in the offering. The Company did not receive any proceeds from the sale of shares from the selling stockholders.
3. Marketable Securities
     The Company maintains investments held with large, well capitalized financial institutions. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designations as of each balance sheet date. Securities are classified as held-to-maturity because the Company does not intend to sell the securities prior to maturity. Securities classified as held-to-maturity are recorded at amortized cost. As of March 31, 2008, the Company has $3.8 million in marketable securities having maturities of less than one year.
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
     For warrants or stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is recognized as expense over the related period of service or vesting period, whichever is longer. The Company periodically revalues the fair value of these financial instruments. In periods in which the Company experiences a decline in the price of its stock, the Company will periodically record income as these options are revalued to reflect the lower stock price. The total charge/(income) for options granted to non-employees for three and six months ended March 31, 2007 and 2008 was $299,000, $(419,000), $566,000, and $266,000, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and six months ended March 31, 2007 and 2008 was $362,000, $2,166,000, $539,000, and $3,969,000, respectively. At March 31, 2008, the total compensation charge related to non-vested options to

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
employees and directors and non-employee consultants not yet recognized was $16,974,000 which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the six months ended March 31, 2008:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2007	1,685,974	$6.80
Granted	1,487,397	17.15
Exercised	100,105	7.86		299,000
Forfeited, expired	(100,500)	10.99

Outstanding options, March 31, 2008	2,972,768	$12.01	7

Exercisable options, March 31, 2008	686,382	$9.12	5	$1,187,000

     Options to purchase a total of 100,105 shares of common stock were exercised during the six months ended March 31, 2008 and cash received from the exercise of options was approximately $788,000. The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2007 and 2008 are determined as discussed below:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Expected life (in years)	5.25	5.25	5.25	5.25
Expected volatility	60%	58% – 66%	60%	58% – 66%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.48%	2.46% – 3.54%	4.48%	2.46% – 4.23%
Weighted average grant date fair value	$12.63	$7.55	$10.38	$9.41
     During the six months ended March 31, 2008, the Company granted 9,714 restricted stock shares to a member of its Scientific Advisory Board. The stock-based compensation expense recognized for the restricted stock was $101,000.
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
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the three and six months ended March 31, 2008 was $6,000 and $22,000, respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option ‘FTB No. 97-1’.”

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
     An aggregate of 1,400,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. In January 2008, the shares of common stock reserved for issuance was increased by 100,000 shares. During the six months ended March 31, 2008, the Company issued 6,338 shares under the Purchase Plan and received proceeds of $81,000. As of March 31, 2008, the Company recorded a compensatory charge of $22,000.
5. Income Taxes
     Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Therefore, there was no corresponding adjustment in retained earnings.
     The Company did not have any liabilites for unrecognized tax positions as of October 1, 2007 (adoption date) and March 31, 2008. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the three and six months ended March 31, 2008 and 2007, was 0% for both periods, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and change in valuation allowance for deferred tax assets.
6. Net Loss per share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Common shares underlying warrants for Series A
Preferred Stock	198,025	118,815	198,025	118,815
Stock options	63,767	1,487,397	1,170,974	2,972,768

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
7. Warrants
     In November 2007, a holder of warrants to purchase an aggregate of 79,210 shares of the Company’s common stock at an exercise price of $1.41 per share exercised such warrants on a cash exercise basis. The Company issued an aggregate of 79,210 shares of common stock and received approximately $0.1 million in connection with such exercise in January 2008.
8. Commitments
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. Pursuant to the severance agreement, Mr. Reding received a lump sum payment of approximately $91,000, less taxes and withholdings, and the Company has reimbursed Mr. Reding for certain legal fees. In addition, pursuant to the severance agreement, Mr. Reding will receive a continuation of salary and certain benefits until November 30, 2009. Furthermore, the Company accelerated the vesting of options to purchase 54,575 shares of common stock at an exercise price of $5.65 per share and options to purchase an additional 35,425 shares of common stock at an exercise price of $5.65 per share remain exercisable through the original expiration date. In connection with Mr. Reding’s resignation, options to purchase 51,700 shares at an exercise price of $5.65 and 25,000 shares at an exercise price of $18.16 per share were forfeited. The charge of $482,000 for the lump sum payment, salary and benefit continuation for two years and option acceleration modification charge of $643,000 have been recorded in the three months ended December 31, 2007. The charge of $482,000, which includes lump sum payment and payment for the continuation of salary and certain benefits for two years, has been recorded as $341,000 short-term and $141,000 long-term liabilities.

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
     Our forward-looking statements in this Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described in the forward-looking statements, including:
•	our ability to secure Food and Drug Administration approval for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdeltm technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAjecttm and VIAtabtm;

•	our ability to secure additional patents for VIAjecttm and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form, or our ability to manufacture our products ourselves;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     The VIAjecttm formulation and presentation that we are using in our ongoing Phase III clinical trials is a two vial package, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAjecttm diluents. Upon reconstitution by the patient, the resulting formulation is at a 25 IU/cc concentration. We are currently developing a liquid, premixed formulation in a variety of presentations including vials and cartridges for use in pen injectors. Like currently available insulin analogs, the liquid presentations of VIAjecttm are stable when refrigerated. Unlike the insulin analogs, we anticipate, based on studies we have performed, that the same formulation of VIAjecttm will be stable when frozen, as well. We are developing the lyophilized vial and all of the liquid presentations in both the 25 IU/cc and 100 IU/cc concentrations. Accordingly, we filed an investigational new drug application, or IND, for VIAjecttm liquid insulin and amended our current IND to include the two part 100 IU/cc insulin concentration.
     Development of a full line of VIAject™ insulin products has progressed more rapidly than we originally anticipated. We believe that focusing our resources on the later-stage VIAject™ program provides our best opportunity to maximize stockholder value. Given the priority being placed on the development of our VIAject™ product line, we expect to submit INDs for VIAcal™ and VIAmass™ no earlier than late 2008.
     We have developed all of our product candidates utilizing our proprietary VIAdeltm technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the Food and Drug Administration, or FDA, to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through public offerings of common stock in May 2007 and February 2008, and, prior to that, through private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $20.6 million for the six months ended March 31, 2008. As of March 31, 2008, we had a deficit accumulated during the development stage of $60.4 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 66% and 31%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

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
     In November 2007, a holder of warrants to purchase an aggregate of 79,210 shares of our common stock at an exercise price of $1.41 per share exercised such warrants on a cash exercise basis. We issued an aggregate of 79,210 shares of common stock and received $0.1 million in connection with such exercise in January 2008.
     In February 2008, we completed a follow-on public offering of 3,260,000 shares of our common stock at a price to the public of $15.50 per share. We received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46.8 million. Certain of our stockholders sold 550,000 shares in the offering. We did not receive any proceeds from the sale of shares from the selling stockholders.
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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3, 2003
					(Inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2007	2008	2007	2008	2008
Research and development expenses:
Preclinical expenses	$319,000	$788,000	$562,000	$1,632,000	$6,946,000
Manufacturing expenses	810,000	672,000	1,493,000	1,856,000	5,515,000
Clinical/regulatory expenses	2,686,000	5,645,000	4,275,000	11,162,000	27,361,000

Total	$3,815,000	$7,105,000	$6,330,000	$14,650,000	$39,822,000

     The successful development of our product candidates is highly uncertain. If our ongoing Phase III clinical trials of VIAjecttm are successful, we intend to submit a new drug application, or NDA, to the FDA for this product candidate line by the end of 2008. We are currently in the Phase I stage of clinical testing of VIAtabtm in patients with Type 1 diabetes. If the Phase I development is successful, the earliest we plan to initiate later stage clinical trials of VIAtabtm would be the end of 2008. Development of a full line of VIAjecttm insulin products has progressed more rapidly than we originally anticipated. Given the priority being placed on the development of our VIAjecttm product line, we now expect to submit INDs for VIAcaltm and VIAmasstm no earlier than late 2008. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
     We anticipate that our general and administrative expenses will increase, among others, for the following reasons:
•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we expect to incur additional expenses related to the construction of our new laboratory facility;

•	we expect to incur additional expenses as we advance discussions and negotiations in connection with strategic collaborations for commercialization of our product candidates;

•	we may also begin to incur expenses related to the sales and marketing of our product candidates as we approach the commercial launch of any product candidates that receive regulatory approval; and

•	we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relation fees associated with being a public company.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and secondary offering in February 2008. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity, maintenance of appropriate fiduciary control and maximum return, subject to our business objectives and tax situation.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to such policies since the filing of such Annual Report.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on our financial position and results of operations.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue.  We did not recognize any revenue during the three months ended March 31, 2008 or 2007.
Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2007	2008	$	%
Research and Development	$3,815,000	$7,105,000	$3,290,000	86.2%

Percentage of net loss	73%	74%

     Research and development expenses were $7.1 million for the three months ended March 31, 2008, an increase of $3.3 million, or 86.2%, from $3.8 million for the three months ended March 31, 2007. This increase was primarily attributable to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $2.4 million related to increased clinical trial expenses in 2008 and $0.9 million related to increased personnel costs, stock-based compensation expenses and consulting fees. Research and development expenses for the three months ended March 31, 2008 include $0.6 million in stock-based compensation expenses related to options granted to employees and $0.1 million in stock-based compensation income related to options granted to non-employees. Non-employee stock-based compensation income was attributable to a decrease in the price of our common stock.
     We expect our research and development expenses to increase in the future as a result of increased development costs related to our clinical VIAjecttm and VIAtabtm product candidates and as we seek to advance our preclinical VIAmasstm and VIAcaltm product candidates into clinical development. We expect the increased development costs related to VIAjecttm to include increased costs associated with the purchase of additional active pharmaceutical ingredients, costs related to the conduct of validation runs of our manufacturing processes, costs associated with preparing and submitting an NDA and costs associated with conducting potential Phase IIIb clinical trials. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, particularly the costs associated with our ongoing Phase III clinical trials of VIAjecttm and our Phase I and planned Phase II clinical trials of VIAtabtm . The timing and amount of these expenses will also depend on the potential advancement of our preclinical programs into clinical development and the related expansion of our clinical development and regulatory organization, regulatory requirements and manufacturing costs.
General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2007	2008	$	%
General and Administrative Expenses	$1,504,000	$3,532,000	$2,028,000	134.8%

Percentage of net loss	29%	37%

     General and administrative expenses were $3.5 million for the three months ended March 31, 2008, an increase of $2.0 million, or 134.8%, from $1.5 million for the three months ended March 31, 2007. This increase was primarily attributable to a

$1.0 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses, and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the three months ended March 31, 2008 include $1.6 million in stock-based compensation expense related to options granted to employees and $0.4 million in stock-based compensation income related to options granted to non-employees. Non-employee stock-based compensation income was attributable to a decrease in the price of our common stock.
     We expect our general and administrative expenses to continue to increase in the future as a result of increased payroll as we add personnel necessary for the management of the anticipated growth of our business, expanded infrastructure and higher consulting, legal, accounting, investor relations and other expenses associated with being a public company.
Interest and Other Income

	Three Months Ended
	March 31,		Increase
	2007	2008	$	%
Interest and Other Income	$132,000	$1,111,000	$979,000	741.7%

     Interest and other income increased to $1.1 million for the three months ended March 31, 2008 from $132,000 for the three months ended March 31, 2007. The increase was due to interest on higher balances of cash and cash equivalents in the March 31, 2008 quarter, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and secondary offering in February 2008.
Net Loss Applicable to Common Stockholders and Net Loss per Share

	Three Months Ended
	March 31,		Decrease
	2007	2008	$	%
Net Loss Applicable to Common Stockholders	$(9,672,000)	$(9,557,000)	$115,000	1.2%

Net Loss Per Share	$(1.79)	$(0.43)

     Net loss applicable to common stockholders was $9.6 million, or $(0.43) per share, for the three months ended March 31, 2008 compared to $9.7 million, or $(1.79) per share, for the three months ended March 31, 2007. Net loss for the quarter ended March 31, 2007 included the $4.5 million deemed dividend charge described below. There was no such charge in the quarter ended March 31, 2008. The net loss for the March 31, 2008 quarter was primarily attributable to increased expenses described above. We expect our losses to increase in the future as we incur increased clinical development costs to advance our VIAjecttm and VIAtabtm product candidates through the clinical development process and as our general and administrative costs rise as our organization grows to support this higher level of clinical activity.
     Deemed Dividend – Warrants. On March 20, 2007, we offered the holders of warrants to purchase an aggregate of 149,125 shares of our Series B convertible preferred stock and an aggregate of 3,417,255 shares of our common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all of such warrants on a combination of cashless and cash exercise basis. We issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of $423,000 in connection with such exercises. As a result of the discounted exercise price, we recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were exercised in the fiscal quarter ended March 31, 2007. No equivalent charge to stockholders was incurred in the quarter ended March 31, 2008.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
     Revenue.  We did not recognize any revenue during the six months ended March 31, 2008 or 2007.
Research and Development Expenses

	Six Months Ended
	March 31,		Increase
	2007	2008	$	%
Research and Development	$6,330,000	$14,650,000	$8,320,000	131.4%

Percentage of net loss	71%	71%

     Research and development expenses were $14.7 million for the six months ended March 31, 2008, an increase of $8.3 million, or 131.4%, from $6.3 million for the six months ended March 31, 2007. This increase was primarily attributable to increased research and development costs related to our continuing two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $5.9 million related to increased clinical trial expenses in the six months ended March 31, 2008; $0.6 million related to increased manufacturing expenses in 2008 for the process development, scale-up and manufacture of commercial batches of VIAjecttm to support our clinical trials and regulatory submissions; and $0.6 million related to increased personnel costs, stock-based compensation expenses and consulting fees. Research and development expenses for the six months ended March 31, 2008 include $0.8 million in stock-based compensation expense related to options granted to employees and $0.2 million in stock-based compensation expense related to options granted to non-employees.
General and Administrative Expenses

	Six Months Ended
	March 31,		Increase
	2007	2008	$	%
General and Administrative Expenses	$2,825,000	$7,664,000	$4,839,000	171.3%

Percentage of net loss	32%	37%

     General and administrative expenses were $7.7 million for the six months ended March 31, 2008, an increase of $4.8 million, or 171.3%, from $2.8 million for the six months ended March 31, 2007. This increase was primarily attributable to a $3.5 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses, and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the six months ended March 31, 2008 include $3.2 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
Interest and Other Income

	Six Months Ended
	March 31,		Increase
	2007	2008	$	%
Interest and Other Income	$322,000	$1,783,000	$1,461,000	453.7%

     Interest and other income increased to $1.8 million for the six months ended March 31, 2008 from $322,000 for the six months ended March 31, 2007. The increase was due to interest on higher balances of cash and cash equivalents in the six months ended March 31, 2008, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and secondary offering in February 2008.

Net Loss Applicable to Common Stockholders and Net Loss per Share

	Six Months Ended
	March 31,		Increase
	2007	2008	$	%
Net Loss Applicable to Common Stockholders	$(13,336,000)	$(20,584,000)	$7,248,000	54.3%

Net Loss Per Share	$(2.48)	$(0.97)

     Net loss applicable to common stockholders was $20.6 million, or $(0.97) per share, for the six months ended March 31, 2008 compared to $13.3 million, or $(2.48) per share, for the six months ended March 31, 2007. The increase in net loss applicable to common stockholders was primarily attributable to the increased expenses described above.
     Deemed Dividend – Warrants. On March 20, 2007, we offered the holders of warrants to purchase an aggregate of 149,125 shares of our Series B convertible preferred stock and an aggregate of 3,417,255 shares of our common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all of such warrants on a combination of cashless and cash exercise basis. We issued an aggregate of 2,636,907 shares of common stock and received aggregate cash proceeds of $423,000 in connection with such exercises. As a result of the discounted exercise price, we recorded a non-cash deemed dividend charge of approximately $4.5 million for the warrants that were exercised in the fiscal quarter ended March 31, 2007. No equivalent charge to stockholders was incurred in the six months ended March 31, 2008.
Liquidity and Capital Resources
Sources of Liquidity and Cash Flows
     As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. In May 2007, we completed our initial public offering and received proceeds, after deducting underwriting commissions and discounts and expenses, of $78.8 million. In February 2008, we completed our secondary offering and received proceeds, after deducting underwriting commissions and discounts and expenses, of $46.8 million.
     At March 31, 2008, we had cash and cash equivalents totaling approximately $108 million. To date, we have invested our excess funds primarily in managed money market funds with three major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $14.3 million for the six months ended March 31, 2008 and $5.7 million for the six months ended March 31, 2007. Net cash used in operating activities for the six months ended March 31, 2008 primarily reflects the net loss for the period, offset in part by non-cash stock-based compensation, depreciation and amortization expenses and increases in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended March 31, 2007 primarily reflects the net loss for the period, offset in part by depreciation and changes in accounts payable and accrued expenses.
     Net cash used in investing activities was $5.7 million for the six months ended March 31, 2008 and $0.6 million for the six months ended March 31, 2007. Net cash used in investing activities in each period primarily reflects purchases of property and equipment and leasehold improvement costs for our facilities at Christopher Columbus Avenue and Saw Mill Road.
     Net cash provided by financing activities was $47.8 million for the six months ended March 31, 2008 and $0.1 million for the six months ended March 31, 2007. Net cash provided by financing activities in 2008 primarily reflects the proceeds from the secondary offering and exercise of options. Net cash provided by financing activities in 2007 primarily reflects the proceeds from the warrants exercised, offset by deferred public offering costs.

     We are in the process of analyzing whether to build and operate a fill and finish manufacturing facility for VIAject™ on the campus of our headquarters in Danbury, Connecticut. Subject to completing the construction of the facility, and obtaining all necessary regulatory inspections and approvals, we anticipate that the facility may be available for commercial operations in 2010.
     We are making plans to initiate construction of our new research and laboratory facility on the campus of our headquarters in Danbury, Connecticut. We anticipate that the facility may be available for operations in the first calendar quarter of 2010.
Funding Requirements
     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 16 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	the scope, progress, results and costs of our clinical trials of VIAjecttm and VIAtabtm ;

•	the progress of the development of the full line of VIAjecttm insulin products;

•	the scope, progress, results and costs of preclinical development and laboratory testing and clinical trials for VIAmasstm , VIAcaltm and other potential product candidates;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of commercialization activities, including increased insulin purchases and product marketing, sales and distribution costs;

•	the costs associated with preparing and submitting an NDA and conducting potential Phase IIIb clinical trials for VIAjecttm;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAjecttm and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of those collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2008.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$3,294,000	$541,000	$1,521,000	$1,050,000	$182,000

Total fixed contractual obligations	$3,294,000	$541,000	$1,521,000	$1,050,000	$182,000

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
Item 4T. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     As a result of that material weakness and because the period ended March 31, 2008 represents only the third accounting period in which we were able to evaluate the steps we implemented to remedy the material weakness, our chief executive officer and chief financial officer have concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, notwithstanding the material weakness discussed above, our chief executive officer and chief financial officer have concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     Except for the enhanced procedures implemented as noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our integral control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $20.6 million for the six months ended March 31, 2008. As of March 31, 2008, we had a deficit accumulated during the development stage of approximately $60.4 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAject™, VIAtab™ and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:
•	continue our ongoing Phase III clinical trials of VIAject™ in which we plan to treat more than 400 patients with Type 1 diabetes and more than 400 patients with Type 2 diabetes over a six-month period;

•	conduct additional Phase I clinical development of VIAtab™ and subsequently initiate Phase II and Phase III clinical trials;

•	conduct validation runs and potential Phase IIIb clinical trials for VIAject™;

•	continue the research and development of our preclinical product candidates, VIAmass™ and VIAcal™, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval;

•	insulin purchases to build commercial supply inventory for VIAject™;

•	construct our laboratory facility on the campus of our headquarters in Danbury, Connecticut; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.
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

     We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase III clinical trials of VIAject™, develop new clinical trials of VIAject™ to support our commercialization efforts, commence later stage clinical trials of VIAtab™ if our Phase I clinical development is successful and conduct preclinical testing of VIAmass™ and VIAcal™. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash and cash equivalents will enable us to fund our anticipated operating expenses and capital expenditures for at least the next 16 months. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	the scope, progress, results and costs of our clinical trials of VIAject™ and VIAtab™;

•	the progress of the development of the full line of VIAject™ insulin products;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VIAmass™, VIAcal™ and other potential product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including increased insulin purchases and product marketing, sales and distribution costs;

•	the costs associated with preparing and submitting an NDA and conducting potential Phase IIIb clinical trials for VIAject™;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAject™ and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
     To date, we have not completed the development of any products through commercialization. VIAject™ is currently being tested in two Phase III clinical trials in patients with Type 1 and Type 2 diabetes. If these trials are successful, we intend to submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, to the FDA by the end of 2008. We are currently in the Phase I stage of clinical testing of VIAtab™ in patients with Type 1 diabetes. If Phase I clinical development of VIAtab™ is successful, we plan to initiate a Phase II clinical trial no earlier than the end of 2008. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results. In particular, the interim results from our ongoing pivotal Phase III clinical trials of VIAject™ reported data on changes in body weight and daily insulin doses. These are secondary endpoints in the trial, not the primary endpoint of changes in HbA1c levels. The final results from our Phase III clinical trials of VIAject™ may be less favorable than the interim secondary endpoint data observed to date. In addition, the final safety and efficacy data from our Phase III clinical trials of VIAject™, which will be based on more than 400 Type 1 and more than 400 Type 2 diabetes patients, may be less favorable than the data observed to date in our Phase I and Phase II clinical trials. We cannot assure you that our clinical trials of VIAject™ or VIAtab™ will ultimately be successful. New information regarding the safety and efficacy of VIAject™ or VIAtab™ may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In our clinical trials to date, patients took VIAject™ for a relatively small number of treatment days.

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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAject™. As of that date, we also had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAject™.
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
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/ml formulations of VIAject™;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     Legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could adversely affect our operating results and our overall financial condition.
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
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting meal-time insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Emisphere Technologies, Inc. is developing oral insulin in pill form. Emisphere is still in early-stage preclinical trials of its oral tablet. Generex has developed an oral spray that is currently in Phase II development. Several companies are also developing alternative insulin systems for diabetes, including Novo Nordisk, MannKind Corporation, Emisphere Technologies, Inc. and Aradigm Corporation. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. Although we contract with a large commercial manufacturer for VIAject™, there can be no assurance that the manufacturer will support our VIAject™ or other manufacturing programs in the future. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible refusal by the third party to support our manufacturing programs, based on its own business priorities, at a time that is costly or inconvenient for us.
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
     We may choose to build and operate a fill and finish manufacturing facility for VIAject™ on the campus of our headquarters in Danbury, Connecticut. We do not have any experience in constructing or operating such a facility. We can provide no assurance that we will be able to develop the Danbury site into a plant capable of conducting the fill and finish operations for VIAject™ under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Any such fill and finish facility will be subject to FDA inspection and approval before we can begin operations there and will continue to be subject to ongoing FDA inspections thereafter. Any such fill and finish facility will also be subject to European regulatory inspection and approval before we can begin operations there for European sales and will continue to be subject to ongoing European regulatory inspection thereafter.
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
     At present, there are a number of clinical trials being conducted by us and by other pharmaceutical companies involving insulin or insulin delivery systems. The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of March 12, 2007, we had a total of 113 mild and moderate hypoglycemic events in our Phase III clinical trials, 73 in patients receiving Humulin® R and 40 in patients receiving VIAject™. As of that date, we also had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAject™. If we discover that our product is associated with a significantly increased frequency of hypoglycemic or other adverse events, or if other pharmaceutical companies announce that they observed frequent or significant adverse events in their trials involving insulin or insulin delivery systems, we could encounter delays in the commencement or completion of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations, even if the concern relates to another company’s product.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2008, we had outstanding 23,657,398 shares of common stock. Of these, approximately 10.5 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws. Moreover, the holders of an aggregate of approximately 5.8 million of such shares will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on February 28, 2008.
     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 13,712,936 shares of common stock. The results of the vote taken at the Annual Meeting with respect to each matter voted upon were as follows:
     Proposal 1. The stockholders approved a proposal to elect each of the three nominees to the board of directors as class I directors. The tabulation of votes on this proposal was as follows:

Nominees	Votes For	Votes Withheld
Dr. Albert Cha	13,698,362	14,574
Mr. David Kroin	13,704,298	8,638
Dr. Samuel Wertheimer	13,704,448	8,448
     Proposal 2. The stockholders approved a proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the 2008 fiscal year. The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Ratification of the appointment of BDO Seidman, LLP for fiscal 2008	13,708,590	2,888	1,458
Item 6. Exhibits

Exhibit No.	Description

31.01	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008	BIODEL INC.
	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.