Form 10-Q
period 2008-06-30
Biodel Inc
filed 2008-08-11
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 31, 2008, there were 23,667,133 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2007 and June 30, 2008 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2007 and 2008 and for the period from December 3, 2003 (inception) to June 30, 2008	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2008	3

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2007 and 2008 and for the period from December 3, 2003 (inception) to June 30, 2008	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4T. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	36

Signatures	37
EX-10.3: SUPPLY AGREEMENT
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2007	2008
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$80,022	$70,867
Marketable securities	—	20,786
Taxes receivable	—	1,132
Prepaid and other assets	505	272

Total current assets	80,527	93,057
Long-term marketable securities	—	10,221
Property and equipment, net	1,717	3,550
Intellectual property, net	262	260

Total assets	$82,506	$107,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$2,187	$409
Accrued expenses:
Clinical trial expenses	1,164	2,594
Payroll and related	822	1,338
Accounting and legal fees	335	469
Severance expense	—	259
Other	680	589
Taxes payable	95	759

Total current liabilities	5,283	6,417

Other long term liabilities	—	67

Total liabilities	5,283	6,484

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,160,836 and 23,667,133 shares issued and outstanding, respectively	202	237
Additional paid-in capital	116,854	170,896
Deficit accumulated during the development stage	(39,833)	(70,529)

Total stockholders’ equity	77,223	100,604

Total liabilities and stockholders’ equity	$82,506	$107,088

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2008
Revenue	$—	$—	$—	$—	$—

Operating expenses:

Research and development	2,550	6,884	8,880	21,525	46,697

General and administrative	3,276	4,161	6,102	11,836	22,687

Total operating expenses	5,826	11,045	14,982	33,361	69,384

Other (income) and expense:

Interest and other income	(568)	(390)	(890)	(2,174)	(4,267)

Interest expense	—	—	—	—	78

Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision	(5,258)	(10,655)	(14,092)	(31,187)	(65,822)

Tax provision (benefit)	37	(544)	83	(491)	(353)

Net loss	(5,295)	(10,111)	(14,175)	(30,696)	(65,469)

Charge for accretion of beneficial conversion rights	—	—	—	—	(603)

Deemed dividend — warrants	—	—	(4,457)	—	(4,457)

Net loss applicable to common stockholders	$(5,295)	$(10,111)	$(18,632)	$(30,696)	$(70,529)

Net loss per share — basic and diluted	$(0.30)	$(0.43)	$(1.43)	$(1.40)

Weighted average shares outstanding — basic and diluted	17,669,169	23,653,956	13,010,470	21,959,335

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

								Deficit
			Series A Preferred		Series B Preferred			Accumulated
	Common stock		Stock		Stock		Additional	During the	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 3, 2003 (inception) to September 30, 2004
Shares issued to founders	531	$—	—	$—	—	$—	$—	$—	$—
Effect of stock split approved December 23, 2004	5,313,213	53	—	—	—	—	(53)	—	—
Additional shareholder contributions	—	—	—	—	—	—	1,146	—	1,146
Founder’s compensation contributed to capital	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	(774)	580
Additional shareholder contributions	—	—	—	—	—	—	514	—	514
Share-based compensation	—	—	—	—	—	—	353	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	(603)	—
Net loss	—	—	—	—	—	—	—	(8,068)	(8,068)

								Deficit
			Series A Preferred		Series B Preferred			Accumulated
	Common stock		Stock		Stock		Additional	During the	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	(12,828)	16,348
Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	5
Warrants exercised	2,636,907	26	—	—	—	—	397	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	(4,457)	—
Net loss	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785		46,817
Issuance of restricted stock	4,857	—	—	—	—	—	133	—	133
Share-based compensation	—	—	—	—	—	—	5,966	—	5,966
Stock options exercised	147,843	1	—	—	—	—	865	—	866
Warrants exercised	79,210	1	—	—	—	—	111	—	112
Proceeds from sale of stock — ESPP	14,387	1	—	—	—	—	182	—	183
Net loss	—	—	—	—	—	—	—	(30,696)	(30,696)

Balance, June 30, 2008 (unaudited)	23,667,133	$237	—	$—	—	$—	$170,896	$(70,529)	$100,604

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

			December 3, 2003
	Nine Months Ended		(inception) to
	June 30,		June 30,
	2007	2008	2008
Cash flows from operating activities:

Net loss	$(14,175)	$(30,696)	$(65,469)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	386	1,091
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	2,912	5,484	9,284
Share-based compensation for non-employees	703	482	2,472
Share-based compensation for restricted stock	—	133	133
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
(Increase) decrease in prepaid expenses	(640)	239	(216)
Increase (decrease) in:
Accounts payable	292	(1,777)	411
Income taxes receivable	—	(1,132)	(1,132)
Income taxes payable	51	490	758
Deferred compensation	—	—	(250)
Accrued expenses	790	2,487	5,733

Total adjustments	4,383	6,792	19,223

Net cash used in operating activities	(9,792)	(23,904)	(46,246)

Cash flows from investing activities:
Purchase of property and equipment	(654)	(2,191)	(4,594)
Purchase of marketable securities	—	(31,007)	(31,007)
Acquisition of intellectual property	(76)	(31)	(312)
Loan to related party	—	—	(41)

Net cash used in investing activities	(730)	(33,229)	(35,954)

Cash flows from financing activities:
Options exercised	5	866	871
Warrants exercised	392	112	535
Employee stock purchase plan	—	183	183
Deferred public offering costs	(1,268)	—	(1,458)
Shareholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	80,213	46,817	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205
Net cash provided by financing activities	79,342	47,978	153,067

Net (decrease) increase in cash and cash equivalents	68,820	(9,155)	70,867
Cash and cash equivalents, beginning of period	17,539	80,022	—

Cash and cash equivalents, end of period	$86,359	$70,867	$70,867

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	88	91
Non-cash financing and investing activities:
Receivable due for warrants exercised	$31	$—	$—
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	4,457	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	68	—	68
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
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2007 audited financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007. The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the operating results for the full year or any other interim period.
     The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.
     On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported.
Recently Adopted and Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and anticipates that the adoption of this accounting pronouncement will not have a material effect on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB has agreed to defer for one year the effective date for certain non-financial assets and liabilities. The Company anticipates that the adoption of this accounting pronouncement will not have a material effect on the Company’s financial statements.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for us beginning October 1, 2007. The Company adopted the provisions of FIN 48 on October 1, 2007 with no resulting effect on our financial statements. See Note 5 for additional information, including the effects of adoption on the Company’s financial statements.
2. Secondary Offering
     On February 12, 2008, the Company completed a follow-on public offering of 3,260,000 shares of its common stock at a price to the public of $15.50 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46,817,000. Certain of the Company’s stockholders sold 550,000 shares in the offering. The Company did not receive any proceeds from the sale of shares from the selling stockholders.
3. Marketable Securities
The Company’s marketable securities are classified as held-to-maturity and account for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date.
The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments (FSP FASB 115-1). Any unrealized loss identified as other-than-temporary is recorded directly in the Condensed Statement of Operations.
For the investment table below, management has determined that the unrealized losses are temporary in nature. A primary factor considered in making that determination is management’s intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. Management has the positive intent and ability to hold each investment until maturity.
Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at June 30, 2008 are summarized below.

	June 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short term marketable securities

Commercial paper	$2,984,000	$3,200	$—	$2,987,200

Certificates of deposits	7,807,000	—	(4,600)	7,802,400

US government agency securities	1,025,000	—	(46,000)	979,000

Corporate and agency bonds	3,023,000	—	(4,600)	3,018,400

Discount and bank notes	5,947,000	4,400	—	5,951,400

Total	$20,786,000	$7,600	$(55,200)	$20,738,400

Long term marketable securities
Commercial paper	$—	$—	$—	$—
Certificates of deposits	—	—	—	—
US government agency securities	9,220,000	—	(4,000)	9,216,000
Corporate and agency bonds	1,001,000	—	—	1,001,000
Discount and bank notes	—	—	—	—

Total	$10,221,000	$—	$(4,000)	$10,217,000

4. Share-Based Compensation
     Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004) (“SFAS 123(R)”), Share-Based Payments on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS 123(R), particularly in terms of line of business, stage of development, size and financial leverage.
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
     For warrants or stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is recognized as expense over the related period of service or vesting period, whichever is longer. The Company periodically revalues the fair value of these financial instruments. In periods in which the Company experiences a decline in the price of its stock, the Company will periodically record income as these options are revalued to reflect the lower stock price. The total charge/(income) for options granted to non-employees for three and nine months ended June 30, 2007 and 2008 was $284,000, $347,000, $667,000, and $482,000, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and nine months ended June 30, 2007 and 2008 was $2,189,000, $1,541,000, $2,912,000, and $5,484,000, respectively. At June 30, 2008, the total compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $17,296,000, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the nine months ended June 30, 2008:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2007	1,685,974	$6.80
Granted	1,717,397	16.88
Exercised	147,843	5.85		1,057,000
Forfeited, expired	(103,570)	11.04

Outstanding options, June 30, 2008	3,151,958	$13.80	7	—

Exercisable options, June 30, 2008	943,024	$9.36	5	$3,433,000

     Options to purchase a total of 147,843 shares of common stock were exercised during the nine months ended June 30, 2008 and cash received from the exercise of options was approximately $866,000. The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2007 and 2008 are determined as discussed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Expected life (in years)	5.25	5.25	5.25	5.25
Expected volatility	60%	58%--66%	60%	58% -- 66%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.48% — 4.96%	2.57% — 3.73%	4.48% — 4.96%	2.46% — 4.23%
Weighted average grant date fair value	$16.43	$15.07	$14.35	$16.88
     During the nine months ended June 30, 2008, the Company granted 9,714 restricted stock shares to a member of its Scientific Advisory Board. As of June 30, 2008, 4,857 shares have yet to be issued. The stock-based compensation expense recognized for the restricted stock was $133,000.
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
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering is lower than previously established purchase price(s). Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three and nine months ended June 30, 2008 was $17,000 and $39,000, respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option ‘FTB No. 97-1’.
     An aggregate of 1,400,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. In January 2008, the shares of common stock reserved for issuance was increased by 100,000 shares. During the nine months ended June 30, 2008, the Company issued 14,387 shares under the Purchase Plan and received proceeds of $183,000.
5. Income Taxes
     Effective October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of exposure, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Therefore, there was no corresponding adjustment in retained earnings.
     The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). As of the three and nine months ended June 30, 2008, a FIN 48 liability adjustment of $566,000 was recorded. The adjustment relates to tax uncertainty in connection with a state review of the Company’s request for a research and development tax refund. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the three and nine months ended June 30, 2008 and 2007, was 5% and 2%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and change in valuation allowance for deferred tax assets.
6. Net Loss per share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The number of options and warrants excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Common shares underlying warrants for Series A Preferred stock	198,025	118,815	198,025	118,815

Stock options	365,000	230,000	1,535,974	3,139,958
7. Warrants
     In November 2007, a holder of warrants to purchase an aggregate of 79,210 shares of the Company’s common stock at an exercise price of $1.41 per share exercised such warrants on a cash exercise basis. The Company issued an aggregate of 79,210 shares of common stock and received approximately $100,000 in connection with such exercise in January 2008.
8. Commitments
Change of Control Agreement and Severance Agreement
     In June 2008, the Company entered into change of control agreements and severance agreements with two of its executive officers.
     Pursuant to the terms of the change of control agreements with the executive officers, they are each entitled to the following upon termination of employment with the Company occurring within two years of a change of control, unless such termination is by the executive officer for other than good reason or by the Company for cause (each as defined in the agreement):
•	annual base salary earned through the termination date;

•	in the event the executive officer satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;

•	if the performance criteria were not achievable, an average bonus paid to the executive officer over the last three fiscal years, or the average annual bonus;

•	any compensation previously deferred by the executive officer and any accrued paid time-off;

•	annual base salary for a period of 18 months following the date of termination;

•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until the executive officer qualifies for similar benefits from another employer;

•	150% of the average annual bonus (paid in addition to the bonus described immediately above);

•	acceleration of all outstanding options; and

•	extension of the exercisability of options.
     Under the change of control agreement, if the Company terminates the executive officer’s employment for cause the executive officer terminates his employment with the Company without good reason, then the executive officer is not entitled to severance payments or other benefits.

     Pursuant to the Company’s severance agreements with the executive officers each executive officer is entitled to the following upon termination of employment with the Company, unless such termination is by the executive officer for other than good reason or by the Company for cause:
•	annual base salary earned through the termination date;

•	in the event the executive officer satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;

•	if the performance criteria were not achievable, the average annual bonus;

•	any compensation previously deferred by the executive officer and any accrued paid time-off;

•	annual base salary for a period of 18 months following the date of termination;

•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until the executive officer qualifies for similar benefits from another employer;

•	150% of the average annual bonus (paid in addition to the bonus described immediately above);

•	acceleration of all outstanding options; and

•	extension of the exercisability of the options.
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. Pursuant to the severance agreement, Mr. Reding received a lump sum payment of approximately $91,000, less taxes and withholdings, and the Company has reimbursed Mr. Reding for certain legal fees. In addition, pursuant to the severance agreement, Mr. Reding will receive a continuation of salary and certain benefits until November 30, 2009. Furthermore, the Company accelerated the vesting of options to purchase 54,575 shares of common stock at an exercise price of $5.65 per share and options to purchase an additional 35,425 shares of common stock at an exercise price of $5.65 per share remain exercisable through the original expiration date. In connection with Mr. Reding’s resignation, options to purchase 51,700 shares at an exercise price of $5.65 and 25,000 shares at an exercise price of $18.16 per share were forfeited. The charge of $482,000 for the lump sum payment, salary and benefit continuation for two years and option acceleration modification charge of $643,000 have been recorded in the nine months ended June 30, 2008. The charge of $482,000 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of June 30, 2008, the Company has paid $156,000 of the $482,000 obligation, which leaves liabilities of $259,000 as short-term and $67,000 as long-term.
9. Subsequent Event
     On July 7, 2008 the Company and N.V. Organon (“Organon”) entered into a Supply Agreement (the “Agreement”), which supersedes and replaces in its entirety the previous supply agreement between the parties. Pursuant to the Agreement, Organon has agreed to sell and deliver to the Company, and the Company has agreed to purchase from Organon, specified quantities of recombinant human insulin (the “Product”) for use by the Company in VIAdel™ insulin formulations for each quarterly period beginning with the third calendar quarter of 2008 and ending with the fourth calendar quarter of 2010. The Agreement provides for a fixed price for all Product purchased by the Company, subject to annual index-based adjustments.

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
     Our forward-looking statements in this Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described in the forward-looking statements, including:
•	our ability to secure Food and Drug Administration approval for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the progress or success of our research, development and clinical programs, the initiation and completion of our clinical trials, the timing of the interim analyses and the timing or success of our product candidates, particularly VIAject™ and VIAtab™ ;

•	our ability to secure additional patents for VIAject™ and our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form, or our ability to manufacture our products ourselves;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in Part II, Item 1A. Risk Factors that could cause actual results or events to differ materially from the forward-looking statements that we make.
     You should read this Form 10-Q and the documents that have been filed as exhibits hereto and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements contained in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q . Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q , including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-Q (see Part II, Item 1A. below) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
     Our most advanced product candidate is VIAject™, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have recently completed two pivotal Phase III clinical trials of VIAject™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In addition to VIAject™, we are developing VIAtab™, a sublingual formulation of insulin. We are currently in the Phase I stage of clinical testing of VIAtab™ in patients with Type 1 diabetes. Our preclinical product candidates for the treatment of osteoporosis are VIAmass™, a sublingual rapid-acting formulation of parathyroid hormone 1-34, and VIAcal™, a sublingual rapid-acting formulation of salmon calcitonin.
     The VIAject™ formulation and presentation that we used in our Phase III clinical trials is a two vial package, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject™ diluents. Upon reconstitution by the patient, the resulting formulation is at a 25 IU/cc concentration. We are currently developing a liquid, premixed formulation in a variety of presentations including vials and cartridges for use in pen injectors. Like currently available insulin analogs, the liquid presentations of VIAject™ are stable when refrigerated. Unlike the insulin analogs, we anticipate, based on studies we have performed, that the same formulation of VIAject™ will be stable when frozen, as well. We are developing the lyophilized vial and all of the liquid presentations in both the 25 IU/cc and 100 IU/cc concentrations. Accordingly, we filed an investigational new drug application, or IND, for VIAject™ liquid insulin and amended our current IND to include the two part 100 IU/cc insulin concentration.
     We have developed all of our product candidates utilizing our proprietary VIAdel™ technology that allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the Food and Drug Administration, or FDA, to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through public offerings of common stock in May 2007 and February 2008, and, prior to that, through private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $30.7 million for the nine months ended June 30, 2008. As of June 30, 2008, we had a deficit accumulated during the development stage of $70.5 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 66% and 32%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
     We use our employee and infrastructure resources across multiple research projects, including our drug development programs. To date, we have not tracked expenses related to our product development activities on a program-by-program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, we estimate that the majority of our research and development expenses incurred to date are attributable to our VIAject™ program.
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3, 2003
					(Inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2007	2008	2007	2008	2008
Research and development expenses:
Preclinical expenses	$367,000	$1,410,000	$970,000	$3,150,000	$8,464,000
Manufacturing expenses	99,000	1,789,000	1,584,000	3,557,000	7,216,000
Clinical/regulatory expenses	2,084,000	3,685,000	6,326,000	14,818,000	31,017,000

Total	$2,550,000	$6,884,000	$8,880,000	$21,525,000	$46,697,000

     The successful development of our product candidates is highly uncertain. If our recently completed Phase III clinical trials of VIAject™ are successful, we intend to submit a new drug application, or NDA, to the FDA for this product candidate line as early as the end of 2008. To optimize commercialization, we may choose to expand the data in the NDA to support additional presentations or label claims available at launch and file in 2009. We are currently in the Phase I stage of clinical testing of VIAtab™ in patients with Type 1 diabetes. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
     We anticipate that our general and administrative expenses will increase, for the following reasons, among others:
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
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents and marketable securities, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and secondary offering in February 2008. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity, maintenance of appropriate fiduciary control and maximum return, subject to our business objectives and tax situation.
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
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant

Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to these policies since the filing of our Annual Report.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB has agreed to defer for one year the effective date for certain non-financial assets and liabilities. We anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for us beginning October 1, 2007. We adopted the provisions of FIN 48 on October 1, 2007 with no resulting effect on our financial statements.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenue. We did not recognize any revenue during the three months ended June 30, 2008 or 2007.
Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2007	2008	$	%
Research and Development	$2,550,000	$6,884,000	$4,334,000	170.0%

Percentage of net loss	48%	68%

     Research and development expenses were $6.9 million for the three months ended June 30, 2008, an increase of $4.3 million, or 170.0%, from $2.6 million for the three months ended June 30, 2007. This increase was primarily attributable to increased research and development costs related to our recently completed two pivotal Phase III clinical trials for VIAject™ that we commenced in September 2006. Specific increases in research and development expenses included $1.3 million related to increased clinical trial expenses in 2008, $1.5 million related to increased manufacturing expenses in 2008 for the process development, scale-up and manufacture of commercial batches of VIAject™ to support our clinical trials and regulatory submissions and $0.8 million related to increased personnel costs, stock-based compensation expenses and consulting fees. Research and development expenses for the three months ended June 30, 2008 include $0.2 million in stock-based compensation expenses related to options granted to employees and $0.3 million in stock-based compensation expense related to options granted to non-employees.
     We expect our research and development expenses to increase in the future as a result of increased development costs related to our clinical VIAject™ and VIAtab™ product candidates and as we seek to advance preclinical VIAmass™ and VIAcal™ product candidates into clinical development. We expect the increased development costs related to VIAject™ to include increased costs associated with the purchase of additional active pharmaceutical ingredients, costs related to the conduct of validation runs of our manufacturing processes, costs associated with preparing and submitting an NDA and costs associated with conducting potential Phase IIIb clinical trials. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, particularly the costs associated with our Phase III clinical extension trials of VIAject™ and our Phase I and planned Phase II clinical trials of VIAtab™. The timing and amount of these expenses will also depend on the potential advancement of our preclinical programs into clinical development and the related expansion of our clinical development and regulatory organization, regulatory requirements and manufacturing costs.
General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2007	2008	$	%
General and Administrative Expenses	$3,276,000	$4,161,000	$885,000	27.0%

Percentage of net loss	62%	41%

     General and administrative expenses were $4.2 million for the three months ended June 30, 2008, an increase of $0.9 million, or 27.0%, from $3.3 million for the three months ended June 30, 2007. Specific increases in general and administrative expenses include $0.7 million in personnel related costs, and $0.5 million in professional fees. The increases were offset by a decrease of $0.9 million in stock-based compensation expense. The three-months ended June 30, 2007 included $1.7 million in stock-based compensation expense related to options granted to the board of directors in May 2007, according to the terms of the 2005 Non-Employee Directors Stock Option Plan. The three months ended June 30, 2008 include $1.3 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
     We expect our general and administrative expenses to continue to increase in the future as a result of increased payroll as we add personnel necessary for the management of the anticipated growth of our business, expanded infrastructure and higher consulting, legal, accounting, investor relations and other expenses associated with being a public company.
Interest and Other Income

	Three Months Ended
	June 30,		Decrease
	2007	2008	$	%
Interest and Other Income	$568,000	$390,000	$178,000	31.3%

     Interest and other income decreased to $390,000 for the three months ended June 30, 2008 from $568,000 for the three months ended June 30, 2007. The decrease was primarily due to conservatively investing in an unstable credit market.
Net Loss Applicable to Common Stockholders and Net Loss per Share

	Three Months Ended
	June 30,		Increase
	2007	2008	$	%
Net Loss Applicable to Common Stockholders	$(5,295,000)	$(10,111,000)	$4,816,000	91.0%

Net Loss Per Share	$(0.30)	$(0.43)

     The net loss applicable to common stockholders was $10.1 million, or $(0.43) per share, for the three months ended June 30, 2008 compared to $5.3 million, or $(0.30) per share, for the three months ended June 30, 2007. The net loss for the June 30, 2008 quarter was primarily attributable to increased expenses described above. We expect our losses to increase in the future as we incur increased clinical development costs to advance our VIAject™ and VIAtab™ product candidates through the clinical development process and as our general and administrative costs rise as our organization grows to support this higher level of clinical activity.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007
     Revenue. We did not recognize any revenue during the nine months ended June 30, 2008 or 2007.
Research and Development Expenses

	Nine Months Ended
	June 30,		Increase
	2007	2008	$	%
Research and Development	$8,880,000	$21,525,000	$12,645,000	142.4%

Percentage of net loss applicable to common stock holders	48%	70%

     Research and development expenses were $21.5 million for the nine months ended June 30, 2008, an increase of $12.6 million, or 142.4%, from $8.9 million for the nine months ended June 30, 2007. This increase was primarily attributable to increased research and development costs related to our two recently completed pivotal Phase III clinical trials for VIAject™ that we commenced in September 2006. Specific increases in research and development expenses included $6.9 million related to increased clinical trial expenses in 2008, $1.4 million related to increased manufacturing expenses in 2008 for the process development, scale-up and manufacture of commercial batches of VIAject™ to support our clinical trials and regulatory submissions, and $2.2 million related to increased personnel costs, stock-based compensation expenses and consulting fees. Research and development expenses for the nine months ended June 30, 2008 include $1.0 million in stock-based compensation expense related to options granted to employees and $0.5 million in stock-based compensation expense related to options granted to non-employees.
General and Administrative Expenses

	Nine Months Ended
	June 30,		Increase
	2007	2008	$	%
General and Administrative Expenses	$6,102,000	$11,836,000	$5,734,000	94.0%

Percentage of net loss applicable to common stock holders	33%	39%

     General and administrative expenses were $11.9 million for the nine months ended June 30, 2008, an increase of $5.7 million, or 94.0%, from $6.1 million for the nine months ended June 30, 2007. This increase was primarily attributable to a $3.7 million increase in personnel expense and a $0.8 million increase in professional fees. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses, and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the nine months ended June 30, 2008 include $4.5 million in stock-based compensation expense related to options granted to employees, $0.2 million in stock-based compensation expense related to options granted to non-employees, $0.9 million in stock-based compensation expense related to options granted to newly elected directors and $0.6 million in stock-based compensation expense related to the severance agreement with our former chief financial officer. The nine months ended June 30, 2007 included $1.7 million in stock-based compensation expense related to options granted to the board of directors in May 2007, according to the terms of the 2005 Non-Employee Directors Stock Option Plan.
Interest and Other Income

	Nine Months Ended
	June 30,		Increase
	2007	2008	$	%
Interest and Other Income	$890,000	$2,174,000	$1,284,000	144.3%

     Interest and other income increased to $2.2 million for the nine months ended June 30, 2008 from $890,000 for the nine months ended June 30, 2007. The increase was due to interest on higher balances of cash and cash equivalents in the nine months ended June 30, 2008, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and secondary offering in February 2008.

Net Loss Applicable to Common Stockholders and Net Loss per Share

	Nine Months Ended
	June 30,		Increase
	2007	2008	$	%
Net Loss Applicable to Common Stockholders	$(18,632,000)	$(30,696,000)	$12,064,000	64.7%

Net Loss Per Share	$(1.43)	$(1.40)

     Net loss applicable to common stockholders was $30.7 million, or $(1.40) per share, for the nine months ended June 30, 2008 compared to $18.6 million, or $(1.43) per share, for the nine months ended June 30, 2007. Net loss for the nine months ended June 30, 2007 included the $4.5 million deemed dividend charge described below. No equivalent charge to stockholders was incurred in the nine months ended June 30, 2008. The increase in net loss applicable to common stockholders was primarily attributable to the increased expenses described above.
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
     At June 30, 2008, we had cash, cash equivalents and marketable securities totaling approximately $101.9 million. To date, we have invested our excess funds primarily in managed money market funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $23.9 million for the nine months ended June 30, 2008 and $9.8 million for the nine months ended June 30, 2007. Net cash used in operating activities for the nine months ended June 30, 2008 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses, income taxes receivable and payable, decreases in accounts payable and increases in accrued expenses. Net cash used in operating activities for the nine months ended June 30, 2007 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and changes in accounts payable and accrued expenses.
     Net cash used in investing activities was $33.2 million for the nine months ended June 30, 2008 and $0.7 million for the nine months ended June 30, 2007. Net cash used in investing activities for the nine months ended June 30, 2008 primarily reflects purchases of marketable securities and purchases of property and equipment and leasehold improvement costs for our facility. Net cash used in investing activities for the nine months ended June 30, 2007 primarily reflects purchases of property and equipment and leasehold improvements at our current laboratory facilities.
     Net cash provided by financing activities was $47.9 million for the nine months ended June 30, 2008 and $79.3 million for the nine months ended June 30, 2007. Net cash provided by financing activities in 2008 primarily reflects the proceeds from the secondary offering and exercise of options. Net cash provided by financing activities in 2007 primarily reflects the proceeds from the initial public offering, offset by deferred public offering costs.
     In July 2008, we entered into a supply agreement with N.V. Organon for a term ending with the fourth quarter of 2010 for recombinant human insulin that contains minimum purchase requirements. Subject to our future needs, we anticipate that our minimum purchase requirements for the next nine consecutive quarters will total approximately $36.2 million.

     We are in the process of analyzing whether to build and operate a fill and finish manufacturing facility for VIAject™ on the campus of our headquarters in Danbury, Connecticut. Subject to completing the construction of the facility, and obtaining all necessary regulatory inspections and approvals, we anticipate that the facility may be available for commercial operations in 2010.
     We are making plans to initiate construction of our new research and laboratory facility on the campus of our headquarters in Danbury, Connecticut. We anticipate that the facility may be available for operations in 2010.
Funding Requirements
     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least one year. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	the scope, progress, results and costs of our clinical trials of VIAject™ and VIAtab™ ;

•	the progress of the development of the full line of VIAject™ insulin products;

•	the scope, progress, results and costs of preclinical development and laboratory testing and clinical trials for VIAmass™, VIAcal™ and other potential product candidates;

•	the costs, timing and outcome of regulatory reviews of our product candidates;

•	the costs of commercialization activities, including increased insulin purchases and product marketing, sales and distribution costs;

•	the costs associated with preparing and submitting an NDA and conducting potential Phase IIIb clinical trials for VIAject™ ;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	our degree of success in commercializing VIAject™ and our other product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of those collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2008.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$3,161,000	$546,000	$1,509,000	$1,061,000	$45,000
Purchase commitments	31,937,000	6,137,000	25,800,000	—	—

Total fixed contractual obligations	$35,098,000	$6,883,000	$27,309,000	$1,061,000	$45,000

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
Item 4T. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     As a result of that material weakness and because the period ended June 30, 2008 represents only the fourth accounting period in which we were able to evaluate the steps we implemented to remedy the material weakness, our chief executive officer and chief financial officer have concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. However, notwithstanding the material weakness discussed above, our chief executive officer and chief financial officer have concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Except for the enhanced procedures implemented as noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $30.7 million for the nine months ended June 30, 2008. As of June 30, 2008, we had a deficit accumulated during the development stage of approximately $70.5 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAject™, VIAtab™ and our preclinical product candidates. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:
•	continue our Phase III clinical extension trials of VIAject™;

•	conduct additional Phase I clinical development of VIAtab™ and subsequently initiate Phase II and Phase III clinical trials;

•	conduct validation runs and potential Phase IIIb clinical trials for VIAject™;

•	continue the research and development of our preclinical product candidates, VIAmass™ and VIAcal™, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval;

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject™;

•	construct our laboratory facility on the campus of our headquarters in Danbury, Connecticut; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject™ are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and additional investment before they can be commercialized. We anticipate that VIAject™ will not be commercially available for at least the next 18 months, if at all.
     We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase III clinical extension trials of VIAject™, develop new clinical trials of VIAject™ to support our commercialization efforts, commence later stage clinical trials of VIAtab™ if our Phase I clinical development is successful and conduct preclinical testing of VIAmass™ and VIAcal™. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash and cash equivalents will enable us to fund our anticipated operating expenses and capital expenditures for at least one year. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

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
     We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates, VIAject™ and VIAtab™. We have limited experience completing large-scale, pivotal clinical trials and we have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
     In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject™. VIAtab™ is our only other product candidate which has undergone clinical development. We do not expect to advance any other product candidates into clinical trials any earlier than 2009. Clinical trials of our product candidates may not be successful. If we are unable to commercialize VIAject™ and VIAtab™, or experience significant delays in doing so, our business will be materially harmed.
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
     We have recently completed, but do not yet have the results of, our two pivotal trials for VIAject™. We have not completed the development of any products through commercialization. VIAject™ continues to be tested in Phase III clinical extension trials and we plan to conduct Phase IIIb trials. If these trials are successful, we intend to submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, to the FDA as early as the end of 2008. To optimize commercialization, we may choose to expand the data in the NDA to support additional presentations or label claims available at launch and file in 2009. We are currently in the Phase I stage of clinical testing of VIAtab™ in patients with Type 1 diabetes. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results. In particular, the interim results from our recently completed Phase III clinical trials of VIAject™ reported data on changes in body weight and daily insulin doses as well as incidences of mild and moderate hypoglycemic events. These are secondary endpoints in the trial, not the primary endpoint of changes in HbA1c levels. The final results from our Phase III clinical trials of VIAject™ may be less favorable than the interim secondary endpoint data observed to date. In addition, the final safety and efficacy data from our Phase III clinical trials of VIAject™, which will be based on more than 400 Type 1 and more than 400 Type 2 diabetes patients, may be less favorable than the data observed to date in our Phase I and Phase II clinical trials. We cannot assure you that our clinical trials of VIAject™ or VIAtab™ will ultimately be successful. New information regarding the safety and efficacy of VIAject™ or VIAtab™ may arise from our continuing analysis of the data that may be less favorable than the data observed to date. VIAject™ may not be found to be effective or safe when taken for longer periods, such as the six-month period of our Phase III clinical trials.
     Even if our early phase clinical trials are successful, we believe we will need to conduct Phase IIIb clinical trials of VIAject™ to be successful in our commercialization efforts. Furthermore, we will need to conduct Phase II and Phase III clinical trials of VIAtab™ in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell VIAtab™ from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.
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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of January 2008, we had a total of 10,549 mild and moderate hypoglycemic events in our Phase III clinical trials, 6,014 in patients receiving Humulin ® R and 4,535 in patients receiving VIAject™. As of March 12, 2007, we also had a total of four severe hypoglycemic events, three in patients receiving Humulin ® R and one in a patient receiving VIAject™.
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
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting meal-time insulin analogs currently on the market including Humalog ®, marketed by Eli Lilly and Company, NovoLog ®, marketed by Novo Nordisk A/S, and Apidra ®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Emisphere Technologies, Inc. is developing oral insulin in pill form. Emisphere is still in early-stage preclinical trials of its oral tablet. Generex has developed an oral spray that is currently in Phase II development. Several companies are also developing alternative insulin systems for diabetes, including Novo Nordisk, MannKind Corporation, Emisphere Technologies, Inc. and Aradigm Corporation. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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
     We have recently entered into a new agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAject™ and VIAtab™. Our agreement with this insulin supplier will terminate in December 2010.
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of VIAject™. In addition, we believe that the quantities to be supplied under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAject™. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We believe that we will be able to qualify a new insulin supplier prior to December 2010. However, we cannot assure you that we will be able to qualify a new insulin supplier prior to December 2010 or that, even if we do qualify a new supplier in a timely manner, we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject™ and VIAtab™, which would have a material adverse effect on our business . We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     At present, there are a number of clinical trials being conducted by us and by other pharmaceutical companies involving insulin or insulin delivery systems. The major safety concern with patients taking insulin is the occurrence of hypoglycemic events, which we monitor on a daily basis in our clinical trials. As of January 2008, we had a total of 10,549 mild and moderate hypoglycemic events in our Phase III clinical trials, 6,014 in patients receiving Humulin® R and 4,535 in patients receiving VIAject™. As of March 12, 2007, we had a total of four severe hypoglycemic events, three in patients receiving Humulin® R and one in a patient receiving VIAject™. If we discover that our product is associated with a significantly increased frequency of hypoglycemic or other adverse events, or if other pharmaceutical companies announce that they observed frequent or significant adverse events in their trials involving insulin or insulin delivery systems, we could encounter delays in the commencement or completion of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations, even if the concern relates to another company’s product.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

     We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Dr. Roderike Pohl, our Vice President, Research, Gerard Michel, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. Dr. Steiner and Dr. Pohl are the inventors of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner and Dr. Pohl, who each have employment agreements, all of our employees are “at will” and we currently do not have employment agreements with any of the other members of our management or scientific staff. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2008, we had outstanding 23,667,133 shares of common stock. Of these, approximately 10.5 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws. Moreover, the holders of an aggregate of approximately 5.8 million of such shares will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Item 6.	Exhibits

Exhibit
No.	Description

10.1(1)	Change of control agreement dated June 9, 2008, between Biodel Inc. and Gerard J. Michel

10.2(1)	Severance agreement dated June 9, 2008, between Biodel Inc. and Gerard J. Michel

10.3(†)	Supply agreement dated July 7, 2008, between Biodel Inc. and N.V. Organon

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2008.

(†)	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	BIODEL INC.
	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit
No.	Description

10.1(1)	Change of control agreement dated June 9, 2008, between Biodel Inc. and Gerard J. Michel

10.2(1)	Severance agreement dated June 9, 2008, between Biodel Inc. and Gerard J. Michel

10.3(†)	Supply agreement dated July 7, 2008, between Biodel Inc. and N.V. Organon

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2008.

(†)	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.