Form 10-K
period 2008-09-30
Biodel Inc
filed 2008-12-11
CIK 1322505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was $134.8 million based on the last sales price at which the common stock was last sold on the NASDAQ Global Market on March 31, 2008.

The number of shares outstanding of the registrant’s common stock, as of November 30, 2008 was 23,712,250.

Portions of the registrant’s definitive Proxy Statement, or the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2008, for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2009 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act;

•	our ability to secure approval by the FDA for our lead product candidate, VIAjecttm, without conducting additional pivotal clinical trials;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdeltm technology;

•	the progress, timing or success of our product candidates, particularly VIAjecttm, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAjecttm and secure patents for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders such as diabetes and osteoporosis, which may be safer, more effective and convenient. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic results. Our initial development efforts are focused on peptide hormones. Our most advanced product candidate, VIAjecttm, has been studied in two pivotal Phase III clinical trials for the treatment of patients with Type 1 and Type 2 diabetes.

Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of insulin. Glucose is a simple sugar used by all the cells of the body to produce energy and support life. Humans need a minimum level of glucose in their blood at all times to stay alive. Insulin is a peptide hormone naturally secreted by the pancreas to regulate the body’s management of glucose. When a healthy individual begins a meal, the pancreas releases a natural spike of insulin called the first-phase insulin release, which is critical to the body’s overall control of glucose. Virtually all patients with diabetes lack the first-phase insulin release. All patients with Type 1 diabetes must treat themselves with mealtime insulin injections. As the disease progresses, patients with Type 2 diabetes also require mealtime insulin. However, none of the currently marketed mealtime insulin products adequately mimics the first-phase insulin release. As a result, patients using insulin typically have inadequate levels of insulin in their systems at the start of a meal and too much insulin in their systems between meals. This, in turn, results in the lack of adequate glucose control associated with diabetes. The long-term adverse effects of elevated glucose levels include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, which in some severe cases, may lead to amputations.

Advances in insulin technology in the 1990s led to the development of new molecules, referred to as rapid-acting insulin analogs, which are similar to insulin, but are absorbed into the blood more rapidly. We estimate that these rapid-acting insulin analogs had sales in excess of $3.0 billion in 2007.

VIAjecttm is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have recently completed two pivotal Phase III clinical trials of VIAjecttm, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared VIAjecttm to Humulin® R, a form of recombinant human insulin, to determine if VIAjecttm is not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients’ glycosylated hemoglobin, or HbA1c, levels from baseline. HbA1c is a measure of a patient’s average blood glucose level over a period of approximately three months.

In September 2008, we announced results from a preliminary analysis of the data from our pivotal Phase III clinical trials of VIAjecttm. In our Type 2 trial we found that VIAjecttm was comparable to Humulin® R in terms of blood glucose control, when measured by the mean change in patients’ HbA1c levels. Additionally, we reported that Type 2 patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer mild and moderate, or non-severe, hypoglycemic events and gained weight at lower rate. In our Type 1 trial, we found that VIAjecttm was comparable to Humulin® R in terms of blood glucose control among patients in the United States and Germany. However, when HbA1c data from patients in India were included in the analysis, change in HbA1c favored the Humulin® R treatment group. Data from India was shown to be statistically different (treatment by country interaction, p=0.007) which, in our view, made these data not comparable to the data collected in the United States and Germany. We also reported that Type 1 patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer severe hypoglycemic events and lost weight instead of gaining weight. The finding regarding weight was progressive, with patients receiving VIAjecttm continuing to lose weight and patients receiving Humulin® R continuing to gain weight over the course of treatment. Accordingly, we believe VIAjecttm may be a safer form of mealtime insulin therapy than is currently available to patients with Type 1 or Type 2 diabetes.

We expect to meet with officials from the Division of Metabolic and Endocrine Drug Products of the U.S. Food and Drug Administration, or the FDA, by the end of January 2009 to discuss the submission of a new drug application, or NDA, for VIAjecttm based on the results of our two pivotal Phase III clinical trials. We are conducting ongoing analyses of all data from both trials that we expect to complete prior to meeting with the FDA. After meeting with the FDA, we plan to conduct at least one new clinical trial of VIAjecttm in patients with Type 1 diabetes. The determination of whether to submit the NDA prior to or after the new trial will depend on the results of ongoing analyses, expert consultation and regulatory feedback.

In addition to VIAjecttm, we are developing VIAtabtm, a sublingual, or below the tongue, tablet formulation of insulin. We have tested one formulation of VIAtabtm in Phase I trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We believe that VIAtabtm has the potential to rapidly deliver insulin, while sparing patients from the unpleasant aspects of injection therapy. We are developing VIAtabtm as a potential treatment for patients with Type 2 diabetes who are in the early stages of their disease. In addition to our insulin programs, our preclinical product candidates for the treatment of osteoporosis are VIAmasstm and VIAcaltm. VIAmasstm is a sublingual rapid-acting formulation of parathyroid hormone 1-34, or PTH 1-34. VIAcaltm is a sublingual rapid-acting formulation of salmon calcitonin. Pending further development of our regulatory plans for VIAjecttm, we have suspended significant expenditures for these earlier stage product candidates, as we believe that focusing our resources on the later-stage VIAjecttm program provides our best opportunity to maximize stockholder value.

We have developed all of our product candidates utilizing our proprietary VIAdeltm technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the FDA so as to improve their therapeutic effect. We believe that this approach to drug development will allow us to utilize Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FFDCA, for FDA approval of our product candidates. Section 505(b)(2) provides for a type of NDA that allows expedited development of new formulations of chemical entities and biological compounds that have already undergone extensive clinical trials and been approved by the FDA. Both the time and cost of development of a new product can be substantially less under a Section 505(b)(2) NDA than under a full NDA.

Our Strategy

Our goal is to build a leading specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders, which may be safer, more effective and convenient. To achieve our goal, we are pursuing the following strategies:

•	Obtain Regulatory Approval for VIAjecttm. Our current focus is to seek regulatory approval for VIAjecttm in the major world markets starting with the United States. We plan to conduct additional clinical trials of VIAjecttm based on the results of ongoing analyses of existing clinical data, expert consultation and regulatory feedback.

•	Commercialize our Product Candidates Through Strategic Collaborations. Our product candidates target large primary care markets. To maximize the commercial potential of our product candidates, we plan as follows:

•	Self-fund Clinical Trial Programs. We intend to fund our clinical trial programs into late stage or through completion of clinical development by ourselves. By retaining the rights to our product candidates through most or all of the clinical development process, we believe that we will be able to secure more favorable economic terms when we do seek a commercialization partner.

•	Partner Late-stage Programs with Major Pharmaceutical Companies. We intend to selectively enter into strategic arrangements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates late in or upon completion of clinical development. Because we are focusing on therapeutic indications in large markets, we believe that these larger companies have the marketing, sales and financial resources to maximize the commercial potential of our products.

•	Employ our Proprietary VIAdeltm Technology to Reformulate Approved Peptide Hormone Drugs that Address Large Markets. Our VIAdeltm technology consists of techniques that we have developed to study the interaction between peptide hormones and small molecules. We use these techniques to reformulate existing peptide drugs with small molecule ingredients so as to improve their therapeutic effect and their method of administration. To date, we have developed all of our product candidates utilizing our proprietary VIAdeltm technology. We are focused on diabetes and osteoporosis, both of which represent large markets with significant unmet medical needs. We intend to continue to employ our proprietary VIAdeltm technology to develop additional peptide hormone product candidates that address large markets.

•	Focus on the Section 505(b)(2) Regulatory Approval Pathway. Using our VIAdeltm technology, we seek to reformulate existing drugs with ingredients that are generally regarded as safe by the FDA. We believe that this approach to drug development will allow us to use the abbreviated development pathway of Section 505(b)(2) of the FFDCA, which can result in substantially less time and cost in bringing a new drug to market. We intend to continue to focus our efforts on reformulating new product candidates for which we will be able to seek regulatory approval pursuant to Section 505(b)(2) NDAs.

•	Continue the Development of VIAjecttm Formulations. The VIAjecttm formulation and presentation that we used in our pivotal Phase III clinical trials was a two vial package, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAjecttm diluent, which upon reconstitution yields a concentration of 25 IU/cc. We have developed a pre-mixed, liquid formulation of VIAjecttm at a concentration of a 100 IU/cc, which we intend to include in our NDA. This formulation will be developed for use in vials, cartridges for pen injectors and insulin pumps. We are currently conducting a clinical trial to determine if that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized presentation. We expect to complete this trial in the first calendar quarter of 2009.

•	Pursue Additional Product Candidates. In addition to our pivotal Phase III clinical trials of VIAjecttm, we have conducted Phase I clinical development of VIAtabtm, our sublingual insulin product candidate. We have also conducted preclinical studies on VIAmasstm and VIAcaltm, our osteoporosis product candidates. Pending further development of our regulatory plans for VIAjecttm, we have suspended significant expenditures for these earlier stage product candidates, as we believe that focusing our resources on the later-stage VIAjecttm program provides our best opportunity to maximize stockholder value.

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

Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of insulin. There are two major types of diabetes — Type 1 and Type 2. In Type 1 diabetes, the body produces no insulin. In the early stages of Type 2 diabetes, although the pancreas does produce insulin, the body loses its early phase insulin response to a meal. In addition, the body’s cells do not react as strongly as they should to a normal amount of insulin, a condition known as insulin resistance. According to the Centers for Disease Control and Prevention, or CDC, Type 2 diabetes is the more prevalent form of the disease, affecting approximately 90% to 95% of all people diagnosed with diabetes.

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

The figure below, which is derived from an article in the New England Journal of Medicine, illustrates the differences in the insulin release profiles of a healthy individual and a person in the early stages of Type 2 diabetes. In response to an intravenous glucose injection, which simulates eating a meal, the healthy individual produces the first-phase insulin release. In contrast, the patient with Type 2 diabetes lacks the first-phase insulin release and releases the insulin more slowly and over time. As a result, in the early stages of the disease, the Type 2 patient’s insulin level is too low at the initiation of a meal and too high after meal digestion.

First Phase Insulin Release

Current Treatments for Diabetes and their Limitations

Because patients with Type 1 diabetes produce no insulin, the primary treatment for Type 1 diabetes is daily intensive insulin therapy. The treatment of Type 2 diabetes typically starts with management of diet and exercise. Although helpful in the short-run, treatment through diet and exercise alone is not an effective long-term solution for the vast majority of patients with Type 2 diabetes. When diet and exercise are no longer sufficient, treatment commences with various non-insulin oral medications. These oral medications act by increasing the amount of insulin produced by the pancreas, by increasing the sensitivity of insulin-sensitive cells, by reducing the glucose output of the liver or by some combination of these mechanisms. These treatments are limited in their ability to manage the disease effectively and generally have significant side effects, such as weight gain. Because of the limitations of non-insulin treatments, many patients with Type 2 diabetes deteriorate over time and eventually require insulin therapy to support their metabolism.

Insulin therapy has been used for more than 80 years to treat diabetes. This therapy usually involves administering several injections of insulin each day. These injections consist of administering a long-acting basal injection one or two times per day and an injection of a fast acting insulin at mealtime. Although this treatment regimen is accepted as effective, it has limitations. First, patients generally dislike injecting themselves with insulin due to the inconvenience and pain of needles. As a result, patients tend not to comply adequately with the prescribed treatment regimens and are often improperly medicated.

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

One of the key improvements in insulin treatments was the introduction in the 1990s and 2000s of rapid-acting insulin analogs, such as Humalog®, NovoLog® and Apidra®. However, even with the rapid-acting insulin analogs, peak insulin levels typically occur within 50 to 70 minutes following the injection. Because the rapid-acting insulin analogs do not adequately mimic the first-phase insulin release, diabetics using insulin therapy continue to have inadequate levels of insulin present at the initiation of a meal and too much insulin present between meals. This lag in insulin delivery can result in hyperglycemia early after meal onset. Furthermore, the excessive insulin between meals may result in an abnormally low level of blood glucose known as hypoglycemia. Hypoglycemia can result in loss of mental acuity, confusion, increased heart rate, hunger, sweating and faintness. At very low glucose levels, hypoglycemia can result in loss of consciousness, coma and even death. According to the American Diabetes Association, or ADA, insulin-using diabetic patients have on average 1.3 serious hypoglycemic events per year, many of which require hospital emergency room visits.

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

Despite the limitations of currently available insulin therapies, the ADA estimates that approximately $12 billion was spent on insulin and related delivery supplies in 2002. The rapid-acting insulin analogs have come to dominate the market for mealtime insulin. We estimate that sales of rapid-acting insulin analogs in the United States and Europe were in excess of $3.0 billion in 2007.

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

The Biodel Solution

Our two most advanced clinical programs are VIAjecttm, an injectable formulation of insulin, and VIAtabtm, a sublingual formulation of insulin. We believe these product candidates may change the way Type 1 and Type 2 diabetic patients are treated by improving the efficacy, safety and ease-of-use of insulin. Based upon our preclinical and clinical data, if approved, VIAjecttm may be the first commercially available drug to produce a profile of insulin levels in the blood that approximates the natural first-phase insulin release normally seen in persons without diabetes following a meal. In addition, VIAjecttm may be associated with medically important advantages with regard to reduced hypoglycemia and reduced weight gain.

VIAjecttm

VIAjecttm is our proprietary formulation of injectable human insulin to be taken at mealtime. We formulated VIAjecttm using our VIAdeltm technology to combine recombinant human insulin with specific ingredients generally regarded as safe by the FDA. VIAjecttm is designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. One of the key features of our formulation of insulin is that it allows the insulin to disassociate, or separate, from the six molecule, or hexameric, form to the single molecule, or monomeric, form and prevents re-association to the hexameric form. We believe that by favoring the monomeric form, VIAjecttm allows for more rapid delivery of insulin into the blood as the human body requires insulin to be in the form of a single molecule before it can be absorbed into the body to produce its desired biological effects.

Potential Advantages of VIAjecttm over Existing Insulin Treatments

We believe VIAjecttm offers a number of potential advantages over currently available injectable insulin products, including the following:

•	In our Phase I clinical trial in volunteers without diabetes, and in our Phase I/II clinical trials in patients with Type 1 diabetes, VIAjecttm reached the blood and exerted blood glucose lowering activity more rapidly than the rapid-acting insulin analog, Humalog®, and the regular human recombinant insulin, Humulin® R. Accordingly, we believe VIAjecttm more closely mimics the first-phase insulin release of healthy individuals at the beginning of a meal, which reduces the risk of hyperglycemia.

•	In our preliminary analysis of the data from our pivotal Phase III clinical trial in patients with Type 2 diabetes, we found that patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer mild and moderate, or non-severe, hypoglycemic events and gained weight at lower rate. In our preliminary analysis of the data from of our pivotal Phase III clinical trial in patients with Type 1 diabetes, we found that patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer severe hypoglycemic events and gained less weight. The finding regarding weight was progressive in patients with Type 1 diabetes, as patients receiving VIAjecttm continued to lose weight while patients receiving Humulin® R continued to gain weight over the course of treatment. Accordingly, we believe VIAjecttm may be a safer form of mealtime insulin therapy than is currently available to patients with Type 1 or Type 2 diabetes.

Clinical Trials of VIAjecttm

Phase I and Phase II Clinical Trials.  We have conducted Phase I and Phase II clinical trials comparing the performance of VIAjecttm to Humalog®, the largest selling rapid-acting insulin analog in the United States, and Humulin® R. In these trials, we observed that VIAjecttm produced a release profile into the blood that more closely approximates the natural first-phase insulin release seen in healthy individuals.

In 2005, we completed a Phase I clinical trial of VIAjecttm. This was a single center, open label, five-way crossover study in healthy volunteers. All volunteers received insulin subcutaneously. The study employed a “glucose clamp” procedure, in which glucose is automatically infused into the volunteer’s blood so that his or her blood glucose will be maintained at a healthy normal level. The effect of insulin is to lower blood glucose, thereby requiring an infusion of glucose to maintain the normal glucose level. The rate at which glucose must be infused is called the glucose infusion rate, or GIR. In this trial we found that VIAjecttm was faster than both Humulin® R and Humalog® in the time to reach 50% of the maximum GIR, which provides evidence of the insulin in VIAjecttm reaching the blood faster than that of Humulin® R and Humalog®. This faster action for each dose of VIAjecttm was statistically significant as compared to both Humulin® R and Humalog®.

In 2006, we completed a Phase I/II single-center, randomized, double blind, crossover, clinical trial of VIAjecttm to compare the intra-subject variability of the timing and effect of repeated doses of VIAjecttm to that of Humulin® R in fourteen patients with Type 1 diabetes. Repeated administration of the same dose of both regular human insulin and rapid-acting insulin analogs are known to produce variable blood insulin level results in the same patients. This is known as the within-subject or intra-subject variability of insulin. In this trial we found that the intra-subject variability of VIAjecttm was less than that of Humulin® R.

In 2007, we completed a Phase II clinical trial to examine VIAjecttm’s ability to control blood glucose after patients with Type 1 diabetes received a standardized meal. Patients received either VIAjecttm, Humulin® R or Humalog® in conjunction with a standardized meal. Plasma insulin and blood glucose levels were monitored throughout the study. We found that VIAjecttm statistically significantly reduced hyperglycemia after a standardized meal when compared to Humulin® R. Humalog® did not significantly reduce hyperglycemia after a standardized meal when compared to Humulin® R. No statistically significant reduction was observed when comparing VIAjecttm to Humalog® with respect to hyperglycemia. VIAjecttm statistically significantly reduced hypoglycemia after a standardized meal when compared to Humulin® R. While the number of hypoglycemic events was fewer for VIAjecttm compared to Humalog®, it did not reach statistical significance.

Pivotal Phase III Clinical Trials.  We completed our two pivotal Phase III clinical trials of VIAjecttm in July 2008, and we presented preliminary results from the trials in September 2008 at the annual meeting of the European Association for the Study of Diabetes.

Our pivotal Phase III clinical trials were open-label, parallel group, randomized trials conducted at centers in the United States, Germany and India. The trials were designed to compare the efficacy and safety of VIAjecttm to Humulin® R. One of the trials tested VIAjecttm in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. We enrolled more than 400 patients in each trial for a six month treatment period. Approximately one-half of the patients in each trial were treated with VIAjecttm and the remainder with Humulin® R.

The primary objective of the trials was to determine if VIAjecttm is not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients’ glycosylated hemoglobin, or HbA1c, levels from baseline to the end of the trial. HbA1c levels are a measure of patients’ average blood glucose levels over a period of approximately 3 months. HbA1c is the FDA’s preferred endpoint for diabetes trials. Predefined secondary endpoints in the trials included rates of mild and moderate and severe hypoglycemic events, additional blood glucose measures, total daily insulin doses and changes in body weight. We reported preliminary results of the clinical trials using a per protocol analysis, or an analysis of all patients who were treated for at least half the trial with no major protocol violations and who had at least one post-baseline HbA1c measurement. Similar results to those described below were observed using an intent to treat analysis for primary and secondary endpoints in both pivotal trials.

From the preliminary analysis of our Type 2 trial we reported that HbA1c decreased comparably in the two treatment groups. We also reported that Type 2 patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer mild and moderate, or non-severe, hypoglycemic events and gained weight at lower rate. With regard to severe hypoglycemic events, no meaningful comparison was possible due to the small number of events that occurred in both the VIAjecttm and the Humulin® R treatment groups.

In the Type 1 trial a statistically significant (p=0.007) interaction associated with HbA1c data from India was observed and efficacy results from India were, therefore, not comparable to the results from the United States and Germany. These data were not comparable to the rest of the data for several reasons including: (a) markedly increased HbA1c levels both prior to and after study drug initiation, (b) a twofold higher rate of intra-subject variability in HbA1c results and (c) markedly reduced reporting of hypoglycemic events. The anomalies were observed in both the VIAjecttm and Humulin® R treatment groups and are under investigation. While we believe that including the data from India is not valid for determining non-inferiority, we reported the primary endpoint for the Type 1 trial both with and without the data from India. When we included all data from India in our preliminary HbA1c analysis, we did not establish non-inferiority.

From the preliminary analysis of our Type 1 trial, excluding India, we reported that HbA1c decreased comparably in the two treatment groups. We also reported that Type 1 patients receiving VIAjecttm in the United States and Germany, when compared to those receiving Humulin® R, experienced fewer severe hypoglycemic events and lost weight instead of gaining weight. The finding regarding weight was progressive, with patients receiving VIAjecttm continuing to lose weight and patients receiving Humulin® R continuing to gain weight over the course of treatment. Mild and moderate hypoglycemia occurred at a comparable rate in both the VIAjecttm and Humulin® R treatment groups.

In both the Type 1 and Type 2 clinical trials, swelling, itching and redness were reported in less than 5% of patients receiving VIAjecttm or Humulin® R. VIAjecttm was associated with injection site pain, the prevalence of which decreased with time. A combined total of 24 VIAjecttm patients dropped out of the two clinical trials due to injection site pain. No patients being treated with Humulin® R dropped out of the two clinical trials due to injection site pain.

The VIAjecttm formulation and presentation that we used in our Phase III clinical trials is a two vial package, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAjecttm diluent. Upon reconstitution by the patient, the resulting formulation is at a 25 IU/cc concentration. Injection site pain associated with VIAjecttm may have been related to the four-times greater volume of VIAjecttm used to achieve an equivalent dose of Humulin® R. We have developed a liquid 100 IU/cc formulation of VIAjecttm that may reduce the incidence of injection site pain by virtue of lower injection volumes.

Approximately 400 patients with Type 1 and Type 2 diabetes who completed the pivotal Phase III clinical trials elected to participate in a long term safety extension trial in which all patients are treated with VIAjecttm as their mealtime insulin. Patients will complete the extension trial upon the eighteenth month of patient treatment, subject to compassionate use exceptions, if any. We intend to include interim data from this extension trial in our NDA.

Regulatory Status.  We expect to meet with officials from the FDA’s Division of Metabolic and Endocrine Drug Product by the end of January 2009 to discuss the submission of an NDA for VIAjecttm based on the results of our two pivotal Phase III clinical trials. We are conducting ongoing analyses of all data from both trials that we expect to complete prior to meeting with the FDA. After meeting with the FDA, we plan to conduct at least one new clinical trial of VIAjecttm in patients with Type 1 diabetes. The determination of whether to submit the NDA prior to or after the new trial will depend on the results of ongoing analyses, expert consultation and regulatory feedback. If we submit the NDA after completion of the additional trial, our submission would likely be filed no earlier than the second calendar quarter of 2010. If we do not, we intend to submit the NDA by the end of the second calendar quarter of 2009.

Additional Pipeline Opportunities

VIAtabtm is our formulation of recombinant human insulin designed to be taken orally via sublingual administration. Unlike other oral insulin products under development that must be swallowed, the sublingual delivery of VIAtabtm may avoid the destructive effects on insulin by the stomach and liver. We are developing VIAtabtm as a potential treatment for patients with Type 2 diabetes in the early stages of their disease. We believe that VIAtabtm may be a suitable treatment for these patients because of its potential rapid delivery and because it does not require injections. In our preclinical in vitro and animal studies, we successfully delivered insulin by sublingual administration. We have tested one formulation of VIAtabtm in Phase I trials in patients with Type 1 diabetes.

Our preclinical product candidates for the treatment of osteoporosis are VIAmasstm and VIAcaltm. VIAmasstm is our preclinical sublingual rapid-acting formulation of PTH 1-34. VIAcaltm is a sublingual, rapid-acting formulation of salmon calcitonin.

Pending further development of our regulatory plans for VIAjecttm, we have suspended significant expenditures on earlier stage product candidates, as we believe that focusing our resources on the later-stage VIAjecttm program provides our best opportunity to maximize stockholder value.

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

We use our VIAdeltm technology to develop proprietary formulations of small molecules which form weak and reversible hydrogen bonds with their molecular cargo. By doing so, we believe that our formulations mask the charge on peptides. As a consequence, many of the peptides in our formulations face less resistance from cell membranes, which would generally repel them, thus allowing them to pass through cell membranes into the blood more rapidly and in greater quantities than other currently approved formulations of the same peptides. Our VIAdeltm technology is designed to allow us to develop formulations that stabilize delicate peptides which can result in longer shelf lives for our formulations. Furthermore, because we use our VIAdeltm technology to reformulate existing peptide drugs with ingredients that are generally regarded as safe by the FDA and because our reformulations do not drastically alter the structure of these peptides, we believe that our VIAdeltm technology allows us to develop product candidates for which the Section 505(b)(2) approval pathway is available.

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

The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.

Section 505(b)(2) NDAs.  There are two types of NDAs: the full NDA and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. A full NDA is submitted under Section 505(b)(1) of the FFDCA, and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Because we are developing new formulations of previously approved chemical entities, such as insulin, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The FDA may not agree that our product candidates are approvable as Section 505(b)(2) NDAs. Insulin is a small protein molecule which is known to be associated with significant intra- and interpatient variability of absorption and resulting glucose lowering response. This makes it more difficult to demonstrate that two insulin substances are highly similar than would be the case with many small molecule drugs. The availability of the Section 505(b)(2) NDA pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin drug candidates. There is no specific guidance available for insulin Section 505(b)(2) NDAs, and no insulin product has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our products might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

If approved, our primary competition for VIAjecttm will be rapid acting mealtime injectable insulins such as Humalog®, which is marketed by Eli Lilly, NovoLog®, which is marketed by Novo Nordisk, and Apidra®, which is marketed by Sanofi-Aventis.

In addition, other development stage rapid acting insulin formulations may be approved and compete with VIAjecttm. Halozyme Therapeutics, Inc. has conducted Phase I clinical trials of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. In addition, VIAjecttm may face competition from products employing non-invasive methods of insulin delivery, such as oral insulin pills, which are currently in development, or others which are in clinical development. Generex has developed an oral spray that is currently in Phase III development. The development of insulin formulations that are taken orally, or swallowed, face problems because insulin is largely broken down in the digestive system and as a result much of the insulin delivered orally does not enter the blood and the timing and amount of dosage that does is variable and unpredictable.

MannKind’s pulmonary Technospheretm technology is a New Chemical Entity which has been studied in three recently completed Phase III clinical trials in patients with Type 1 and Type 2 diabetes. MannKind has announced its intention to file an NDA for its product candidate by the end of 2008. Insulin administered as a nasal spray has been studied extensively but does not appear to be a practical route for insulin administration because without the addition of penetration enhancers, the bioavailability of the insulin is too low and too variable. Nasally administered insulin using penetration enhancers has produced irritation and destruction of the nasal passages with frequent use.

There are five main classes of drugs that are currently used to treat osteoporosis: bisphosphonates, selective estrogen receptor modulators, calcitonins, hormone replacement therapies and PTH. With the exception of PTH, these drugs are used to reduce bone loss. The market leading oral bisphosphonates, such as alendronate, which is manufactured by Merck under the trade name Fosomax®, and risedronate which is manufactured by Proctor & Gamble under the trade name Actonel®, are administered in a convenient oral form, but can have poorly tolerated gastrointestinal side effects. Since VIAcaltm and VIAmasstm are administered sublingually, we believe these products will offer the convenience of an oral product while by-passing potential gastrointestinal side effects. Accordingly, we believe doctors and patients will be attracted to the safer product profiles targeted by VIAcaltm and VIAmasstm.

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

On October 9, 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing VIAjecttm and VIAtabtm. The patent will expire no earlier than January 2026.

On October 12, 2008 we reported that we received a notice of allowance from the European Patent Office for patent claims encompassing VIAjecttm and VIAtabtm. After their publication and once they are issued, the patent claims will have a term of 20 years from the international filing date of March 11, 2005.

We have a policy of filing for patent protection on all our product candidates. Our currently pending patent applications consist of the following:

•	one granted United States patent, nine pending United States patent applications and corresponding foreign and international patent applications relating to our VIAjecttm and VIAtabtm technology;

•	one foreign patent and pending foreign patent applications relating to our technology for enhancing delivery of drugs in a form for absorption through the skin into the blood, a process known as transdermal drug delivery;

•	two pending United States patent applications and corresponding foreign patent applications relating to sublingual and/or oral delivery devices that can be used to deliver the VIAdeltm product; and

•	one pending United States patent application relating to a device for mixing injectable drugs; and

•	one pending United States patent application and a corresponding international patent application relating to injectable combined insulin and amylin formulations.

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

Manufacturing

We believe our laboratory in Danbury, Connecticut is equipped to meet the limited manufacturing requirements of all of our product candidates through Phase II clinical trials. We intend to manufacture our product candidates by contracting with third parties that operate manufacturing facilities in accordance with cGMP. To date, we have relied on two commercial manufacturers — Catalent Pharma Solutions (formerly known as Cardinal Health PTS, LLC) and Hyaluron, Inc. — to manufacture our VIAjecttm product candidate. We believe that both manufacturers comply with the relevant regulatory requirements. We have suspended plans to enlarge our own laboratory or manufacturing facilities.

In September 2008, we received notice from Catalent Pharma Solutions that they intend to sell, or possibly close, the facility where VIAjecttm has been manufactured. As a result, we now intend to conduct all future manufacturing of VIAjecttm at Hyaluron, Inc. or another, not-yet-identified third party facility. We intend to negotiate a commercial manufacturing agreement with Hyaluron, Inc.

We have contracted with N.V. Organon (formerly known as Diosynth B.V.), a global producer of insulin, to supply us with all of the insulin that we will need for the testing and manufacturing of our product candidates. Our agreement with N.V. Organon will terminate in December 2010. We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of VIAjecttm. In addition, we believe that the available quantities under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAjecttm. We are seeking to qualify another insulin supplier to serve as additional or alternative supplier. We believe that we will be able to qualify a new insulin supplier prior to December 2010.

Sales and Marketing

We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates late in or upon completion of clinical development. In entering into these collaboration agreements we may retain some commercial rights for certain product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, we may focus on the pediatric market because we believe VIAjecttm is particularly suited for the treatment of children with diabetes, the number of pediatric endocrinologists is relatively few and we believe this patient population is underserved.

In order to implement our strategy successfully, we may need to develop a specialized sales and marketing organization with sufficient technical expertise. We do not expect to do so, however, in fiscal year 2009.

Employees

At September 30, 2008 we had 60 full time-employees and several part-time consultants who perform services for us on a regular basis. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2008:

Name	Age	Position

Dr. Solomon S. Steiner	71	Chairman, President and Chief Executive Officer
Gerard Michel	45	Chief Financial Officer, Vice President, Corporate Development and Treasurer
Dr. Roderike Pohl	47	Vice President, Research
Erik Steiner	42	Vice President, Operations
Dr. Alan Krasner	45	Chief Medical Officer
Dr. Andreas Pfützner	48	Chief Medical Officer in Europe
R. Timmis Ware	72	General Counsel and Corporate Secretary

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

Mr. Gerard Michel joined our company in November 2007 as Chief Financial Officer, Vice President of Corporate Development and Treasurer. From October 2003 to November 2007, Mr. Michel served as Chief Financial Officer and from April 2006 to November 2007, Vice President, Corporate Development of NPS Pharmaceuticals, a biopharmaceutical company. From June 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm Booz-Allen & Hamilton. Mr. Michel received an MBA and B.S. from University of Rochester, and an M.S., Microbology from The University of Rochester School of Medicine and Dentistry.

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

Dr. Alan Krasner joined our company in May 2008 as Chief Medical Officer. From 2002 to 2008, Dr. Krasner served as Director of the Department of Clinical Research Metabolic Diseases at Pfizer Global Research and Development where he was responsible for the design, execution, clinical analysis, and reporting of multiple, global clinical trials supporting registration of late stage drug candidates. Dr. Krasner currently serves as a consulting physician at the Joslin Diabetes and Endocrinology Center of the Lawrence and Memorial Hospital in New London, Connecticut. Dr. Krasner holds a B.S. from the Medical Education Honors Program at Northwestern University and a M.D. from Northwestern University Medical School. He completed his residency at Johns Hopkins Hospital in internal medicine and subsequently received a fellowship from Johns Hopkins Hospital in endocrinology and metabolism.

Dr. Andreas Pfützner has served as our Vice President, Chief Medical Officer in Europe since May 2008 and since October 2004 has served on our scientific advisory board. Dr. Pfützner served as our Chief Medical Officer from April 2005 to May 2008. In 1998, Dr. Pfützner founded the Institute for Clinical Research and Development in Mainz, Germany and serves as its Managing Director. Since 2001, Dr. Pfützner has been a professor of applied clinical research at the University of Applied Sciences Rheinbach. From 2000 to 2002, Dr. Pfützner was Senior Vice President of Medical and Regulatory Affairs at PDC and later MannKind Corporation. Dr. Pfützner holds an M.D. from University of Mainz, Germany and a Ph.D. from Rocheville University. Dr. Pfützner devotes approximately 50% of his time to our affairs.

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

Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $43.4 million for the year ended September 30, 2008. As of September 30, 2008, we had a deficit accumulated during the development stage of approximately $83.2 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAjecttm, VIAtabtm and our preclinical product candidates. We have not completed development of any drugs. While we have suspended significant expenditures on VIAtabtm, VIAmasstm and VIAcaltm pending further development of our regulatory plans for VIAjecttm, we expect to continue to incur significant operating losses for at least the next several years. We do not anticipate that our expenses will decrease materially, if at all, as we:

•	continue our clinical trial extension program for the pivotal Phase III clinical trials of VIAjecttm, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAjecttm to support our commercialization efforts and, potentially, FDA approval;

•	conduct additional Phase I clinical development of VIAtabtm and subsequently initiate Phase II and Phase III clinical trials;

•	continue the research and development of our preclinical product candidates, VIAmasstm and VIAcaltm, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	produce required registration and validation batches of VIAjecttm vials and cartridges to support our NDA for VIAjecttm; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAjecttm.

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

We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAjecttm are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and additional investment before they can be commercialized. We may determine, based on ongoing analysis of the data from our recently completed pivotal Phase III clinical trials of VIAject tm, that additional clinical trials will be required before we can submit an NDA for this product candidate or reasonably expect to obtain marketing approval from the FDA. If so, we anticipate that VIAjecttm would not become commercially available for at least

30 months, if at all. Even if it is determined that no additional clinical trials will be required, we anticipate that VIAject would not be commercially available for at least the next 18 months, if at all.

While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAjecttm, we do not expect our research and development expenses to decrease materially, if at all, particularly as we continue our Phase III clinical trial extension program for VIAjecttm, develop new clinical trials of VIAjecttm to support our commercialization efforts, produce both registration and validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the end of fiscal year 2010. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, particularly in light of our planned strategic review of our regulatory plans for VIAjecttm. Our future capital requirements will depend on many factors, including:

•	the continued participation of patients in our VIAjecttm Phase III clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	the size, endpoints and duration of additional clinical trials of VIAjecttm in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjecttm;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with preparing and submitting an NDA;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

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

We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have limited experience completing large-scale, pivotal clinical trials and we have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our most advanced product candidate, VIAjecttm. The results from our recently completed pivotal Phase III clinical trials of VIAjecttm may not be sufficient to file an NDA for VIAjecttm or to obtain marketing approval from the FDA. If we are unable to commercialize VIAjecttm or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAjecttm. Our ability to generate significant product revenues, which we do not expect will occur for at least the next 30 months, if ever, will depend heavily on the successful development and eventual commercialization of this product candidate. The results from our recently completed pivotal Phase III clinical trials of VIAjecttm may not be sufficient to file an NDA for VIAjecttm or obtain marketing approval from the FDA. Our initial assessment that the data anomalies observed in India in the Phase III clinical trial for patients with Type 1 diabetes make the data not valid for determining non-inferiority may change as we continue analyzing all the data from the Phase III clinical trials. Even if our assessment does not change, the FDA may not agree with us and may require that we conduct additional clinical trials with VIAjecttm before considering or approving our marketing application. If we determine, or if the FDA requires, that additional trials should be conducted prior to submitting our NDA for VIAjecttm, our NDA submission would be delayed by at least twelve months and would likely be filed no earlier than the second calendar quarter of 2010.

The results of early stage clinical trials do not ensure success in later stage clinical trials or commercial success.

We have recently completed and released the preliminary results of our two pivotal Phase III clinical trials of VIAjecttm. Additionally, we have tested one formulation of VIAtabtm in Phase I clinical trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We have not completed the development of any products through commercialization. VIAjecttm continues to be tested in our Phase III clinical trial extension program and we believe we will need to conduct additional clinical trials to be successful in our commercialization efforts and, potentially, in order to receive FDA approval. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that our clinical trials of VIAjecttm will ultimately be successful. New information regarding the safety and efficacy of VIAjecttm may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In addition, we will need to conduct Phase II and Phase III clinical trials of VIAtabtm in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell VIAtabtm from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States, including for the liquid formulation of VIAjecttm;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	a continued acceptable safety profile of the products following approval.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of VIAjecttm and VIAtabtm can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing of VIAmasstm and VIAcaltm and clinical trials of VIAjecttm and VIAtabtm that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	we may decide, or the FDA may require us, to conduct additional clinical trials of VIAjecttm prior to submitting an NDA based on data from India in one of our pivotal Phase III clinical trials that we found to be anomalous when compared to data from the United States and Germany for the same clinical trial;

•	we may not resume significant preclinical and clinical development of VIAtabtm, VIAmasstmor VIAcaltm until we determine our regulatory plans for VIAjecttm or until a later time we deem appropriate;

•	our preclinical tests or other clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we had expected to be promising;

•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate, any of which would result in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

The major safety concern with patients taking insulin is the occurrence of hypoglycemic events. In our preliminary analysis of our recently completed pivotal Phase III clinical trials we found that that VIAjecttm reduced the risk of hypoglycemic events in patients with Type 1 and Type 2 diabetes when compared to these patients receiving Humulin® R. However, due to data from India in our pivotal Phase III clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAjecttm when compared to Humulin® R in terms of blood glucose control. Additionally, we found that VIAjecttm was associated with injection site pain, although the prevalence of pain decreased during the course of the treatment.

The commercial success of any product candidates that we may develop, including VIAjecttm, VIAtabtm, VIAmasstm and VIAcaltm will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market, including VIAjecttm, VIAtabtm, VIAmasstm and VIAcaltm, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors and the effectiveness of our competitors in marketing their products.

The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/cc formulation of VIAjecttm and the degree to which injection site pain may be associated with this formulation, if at all;

•	the label and promotional claims allowed by the FDA, such as, in the case of VIAjecttm, claims relating to glycemic control, hypoglycemia, weight gain, injection site pain, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.

If we fail to enter into strategic collaborations for the commercialization of our product candidates or if our collaborations are unsuccessful, we may be required to establish our own sales, marketing, manufacturing and distribution capabilities which will be expensive, require additional capital we do not currently have, and could delay the commercialization of our product candidates and have a material and adverse affect on our business.

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

We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from clinical trials of VIAjecttm. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with VIAjecttm. Halozyme Therapeutics, Inc. has conducted a Phase I clinical trial of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Generex Biotechnology Corporation has developed an oral spray that is currently in Phase III development. Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has announced its intention to file a NDA in early 2009. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc, and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. To date, we have relied on two commercial manufacturers to manufacture our VIAjecttm product candidate. However, in September 2008 we received notice from our primary manufacturer that they intend to sell, or possibly close, the facility where VIAjecttm has been manufactured. As a result, we now intend to conduct all future manufacturing of VIAjecttm with our remaining manufacturer. We intend to negotiate a commercial manufacturing agreement with this manufacturer and cannot guarantee that we will reach agreement in a timely manner or on terms that are favorable to us.

There can be no assurance that our manufacturers will support our VIAjecttm or other manufacturing programs in the future. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.

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

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to enroll qualified patients and conduct our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical

Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current clinical trial extension program and anticipated future clinical trials of VIAjecttm. In addition, we believe that the quantities available under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAjecttm. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We believe that we will be able to qualify a new insulin supplier prior to December 2010. However, we cannot assure you that we will be able to qualify a new insulin supplier prior to December 2010. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAjecttm and VIAtabtm, which would have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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

We have been granted one patent and have nine pending United States patent applications relating to our VIAdeltm, VIAjecttm and VIAtabtm technology and one pending foreign patent application relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

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

Our product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the

FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be demonstrated effective, may be demonstrated only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or may prevent or limit commercial use. For example, with regard to VIAjecttm, due to data from India in our pivotal Phase III clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAjecttm when compared to Humulin® R in terms of blood glucose control.

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

We believe that VIAjecttm and VIAtabtm qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit a Section 505(b)(2) NDA. The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug that is associated with more intra-and inter-patient variability than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses insulin Section 505(b)(2) NDAs. No other insulin product has yet been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include, in the case of FDA, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted in a misleading manner or for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting misleading promotion and the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

If our development and commercialization plans for VIAjecttm are successful, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have significant ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 37% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a significant controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 30, 2008, we had outstanding 23,712,250 shares of common stock. Of these, approximately 9.7 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.

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

We lease approximately 32,200 square feet of office space and laboratory facilities in Danbury, Connecticut from Mulvaney Properties LLC. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 20,000 square feet of rentable office space. The lease for this office space expires July 31, 2014, subject to our right to renew the lease under the same terms and conditions for an additional seven year term. We have leased an additional 2,500 square feet of rentable office space adjacent to our laboratory facility. The lease for this office space became effective December 1, 2008 and expires in January 2010. Our laboratory facility is fully equipped to perform our current drug delivery and related research and development activities, as well as to manufacture on a limited basis our own product line in accordance with cGMP. The lease for our laboratory facility expires in January 2010.

Mulvaney Properties LLC is controlled by a non-affiliated stockholder of ours.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 11, 2007, our common stock has traded on the NASDAQ Global Market under the symbol “BIOD.”

The following table sets forth the high and low sale prices per share for our common stock for each of the quarters in the period beginning October 1, 2007 through September 30, 2008, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low

December 31, 2007	$23.95	$13.97
March 31, 2008	$25.69	$9.60
June 30, 2008	$16.87	$10.73
September 30, 2008	$19.28	$3.26

The closing price of our common stock, as reported by the NASDAQ Global Market, was $2.40 on December 8, 2008.

Holders

As of November 30, 2008, the number of holders of record of our common stock was 64.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2008, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the statement of operations data set forth below for the three-year period ended September 30, 2008 and the balance sheet data as of September 30, 2007 and 2008 set forth below from our audited financial statements which are included in this Annual Report. We have derived the statement of operations data set forth below for the period from inception to September 30, 2004 and for the year ended September 30, 2005 and the balance sheet data as of September 30, 2004, 2005 and 2006 set forth below from our audited financial statements, which are not included in this Annual Report. Our audited financial statements include, in the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of those statements. Historical results for any prior or interim period are not necessarily indicative of results to be expected in any future period or for a full fiscal year.

	December 3,
	2003
	(Inception) to
	September 30	Year Ended September 30,
	2004	2005	2006	2007	2008

Statement of operations data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	580	2,666	5,987	15,939	32,554
General and administrative	193	724	1,548	8,386	14,800

Total operating expenses	773	3,390	7,535	24,325	47,354
Other (income) and expense:
Interest and other income	—	(9)	(182)	(1,902)	(3,010)
Interest expense	—	—	78	—	—
Loss on settlement of debt	—	—	627	—	—

Operating loss before tax provision (benefit)	(773)	(3,381)	(8,058)	(22,423)	(44,344)
Tax provision (benefit)	1	2	10	125	(983)

Net loss	(774)	(3,383)	(8,068)	(22,548)	(43,361)
Charge for accretion of beneficial conversion rights	—	—	(603)	—	—
Deemed dividend — warrants	—	—	—	(4,457)	—

Net loss applicable to common stockholders	$(774)	$(3,383)	$(8,671)	$(27,005)	$(43,361)

Net loss per share — basic and diluted	$(0.15)	$(0.56)	$(1.05)	$(1.76)	$(1.94)

Weighted average shares outstanding — basic and diluted	5,313,744	6,080,746	8,252,113	15,354,898	22,390,434

	As of September 30,
	2004	2005	2006	2007	2008
	(In thousands)

Balance sheet data:
Cash , cash equivalents and marketable investment securities	$221	$368	$17,539	$80,022	$90,283
Working capital (deficit)	194	(98)	15,307	75,244	84,377
Total assets	611	1,195	18,659	82,506	97,511
Long-term debt	—	—	—	—	—
Deficit accumulated during the development stage	(774)	(4,157)	(12,828)	(39,833)	(83,194)
Total stockholders’ equity	581	654	16,348	77,223	88,487

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders such as diabetes and osteoporosis, which may be safer, more effective and convenient. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic results. Our initial development efforts are focused on peptide hormones. Our most advanced product candidate, VIAjecttm, has been studied in two pivotal Phase III clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtabtm, a sublingual tablet formulation of insulin and two preclinical product candidates for the treatment of osteoporosis.

VIAjecttm is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have recently completed two pivotal Phase III clinical trials of VIAjecttm, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared VIAjecttm to Humulin® R, a form of recombinant human insulin. We believe VIAjecttm can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime.

In September 2008, we announced results from a preliminary analysis of the data from our pivotal Phase III clinical trials of VIAjecttm. In our Type 2 trial we found that VIAjecttm was comparable to Humulin® R in terms of blood glucose control, when measured by the mean change in patients’ HbA1c levels. Additionally, we reported that Type 2 patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer mild and moderate, or non-severe, hypoglycemic events and gained weight at lower rate. In our Type 1 trial, we found that VIAjecttm was comparable to Humulin® R in terms of blood glucose control among patients in the United States and Germany. However, when HbA1c data from patients in India were included in the analysis, change in HbA1c favored the Humulin® R treatment group. Data from India was shown to be statistically different (treatment by country interaction, p=0.007) which, in our view, made these data not comparable to the data collected in the United States and Germany. We also reported that Type 1 patients receiving VIAjecttm, when compared to those receiving Humulin® R, experienced fewer severe hypoglycemic events and lost weight instead of gaining weight. The finding regarding weight was progressive, with patients receiving VIAjecttm continuing to lose weight and patients receiving Humulin® R continuing to gain weight over the course of treatment. Accordingly, we believe VIAjecttm may be a safer form of mealtime insulin therapy than is currently available to patients with Type 1 or Type 2 diabetes.

We expect to meet with officials from the Division of Metabolic and Endocrine Drug Products of the U.S. Food and Drug Administration, or the FDA, by the end of January 2009 to discuss the submission of a new drug application, or NDA, for VIAjecttm based on the results of our two pivotal Phase III clinical trials. We are conducting ongoing analyses of all data from both trials that we expect to complete prior to meeting with the FDA. After meeting with the FDA, we plan to conduct at least one new clinical trial of VIAjecttm in patients with Type 1 diabetes. The determination of whether to submit the NDA prior to or after the new trial will depend on the results of ongoing analyses, expert consultation and regulatory feedback. If we submit the NDA after the completion of the additional trial, our submission would likely be filed no earlier than the second calendar quarter of 2010. If we do not, we intend to submit the NDA by the end of the second calendar quarter of 2009.

We have developed all of our product candidates utilizing our proprietary VIAdeltm technology, which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the FDA to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $43.4 million for the year ended September 30, 2008. As of September 30, 2008, we had a deficit accumulated during the development stage of $83.2 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and stock-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 70% and 30%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

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

In April 2007, we effected a 0.7085 for one (0.7085:1) reverse stock split. All references in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, financial statements and comments on the units of common stock or per share amounts are reflective of the reverse split for all periods reported.

Financial Operations Overview

Revenues

To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

Research and Development Expenses

Research and development expenses consist of the cost associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

While we have suspended significant expenditures on VIAtabtm, VIAmasstm, VIAcaltm and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAjecttm, we expect to continue to incur significant operating losses for the next several years. We do not anticipate that our research and development expenses will increase significantly over the next twelve months as we focus our product development efforts on obtaining regulatory approval for VIAjecttm. Nor do we anticipate that our expenses will decrease materially, if at all, as we:

•	continue our clinical trial extension program for the pivotal Phase III clinical trials of VIAjecttm, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAjecttm to support our commercialization efforts and, potentially, FDA approval; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAjecttm. If we obtain regulatory approval for VIAjecttm, research and development expenses may increase significantly as we prepare for the commercial launch of VIAjecttm and restart development work on our early stage product candidates.

We have used our employee and infrastructure resources across multiple research projects, including our drug development programs. To date, we have not tracked expenses related to our product development activities on a program-by-program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our VIAjecttm program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

				December 3,
				2003
				(Inception) to
	Year Ended September 30,			September 30,
	2006	2007	2008	2008
	(In thousands)

Research and development expenses:
Pre-clinical expenses	$1,575	$1,983	$4,230	$9,544
Manufacturing expenses	1,264	2,141	6,728	10,387
Clinical/regulatory expenses	3,148	11,815	21,596	37,795

Total	$5,987	$15,939	$32,554	$57,726

The successful development of our product candidates is highly uncertain. While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAjecttm, we do not expect our research and development expenses to decrease materially, if at all, particularly as we continue our Phase III clinical trial extension program for VIAjecttm, conduct new clinical trials of VIAjecttm produce both registration and validation batches, and purchase recombinant human insulin.

At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA;

•	the costs associated with preparing and submitting an NDA for our lead product candidate, VIAjecttm;

•	our ability to secure approval by the FDA VIAjecttm without conducting additional pivotal clinical trials;

•	the size, endpoints and duration of additional clinical trials of VIAjecttm in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjecttm;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

A change in the outcome of any of these variables with respect to the development of VIAjecttm prior to our filing an NDA for VIAjecttm or our other product candidates could mean a significant change in the costs and timing associated with product development. For example, if the FDA or other regulatory authority were to require us to conduct an additional pivotal Phase III clinical trial of VIAjecttm, we could be required to expend significant additional financial resources and time on the completion of that clinical development program.

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

We anticipate that our general and administrative expenses will not increase significantly as we focus our product development efforts on obtaining regulatory approval for VIAjecttm. If we materially alter our development plans for VIAjecttm after meeting with the FDA, we may incur unanticipated general and administrative expenses for the following reasons, among others:

•	we may choose to recommence research and development activities relating to our earlier stage product candidates;

•	we may incur additional expenses as we advance discussions and negotiations in connection with strategic collaborations for commercialization of our product candidates; and

•	we may also begin to incur expenses related to the sales and marketing of our product candidates as we approach the commercial launch of any product candidates that receive regulatory approval.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and follow-on offering in February 2008. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control — subject to our business objectives and tax situation.

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

As of September 30, 2008, we had warrants outstanding to purchase an aggregate of 118,815 shares of our common stock with an exercise price of $1.41 per share.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

Effective October 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We adopted SFAS No. 123(R) using the retrospective method. Under this method, compensation cost is measured and recognized for all share-based payments granted subsequent to October 1, 2004. We issued no options prior to that date. The fair value of the stock underlying the options is a significant factor in determining credits or charges to operations appropriate for the stock-based payments to both employees and non-employees. Between December 23, 2004 and May 27, 2005, we granted options to purchase an aggregate of 385,432 shares of our common stock at an exercise price of $1.41 per share. Between November 1, 2005 and November 1, 2006, we granted options to purchase an aggregate of 603,302 shares of our common stock at an exercise price of $5.65 per share. Between December 2006 and September 2007, we granted options to purchase an aggregate of 814,142 shares of our common stock at a weighted average exercise price of $15.41 per share. Between October 2007 and September 2008, we granted options to purchase an aggregate of 1,727,397 shares of our common stock at a weighted average exercise price of $16.88 per share.

We selected the Black-Scholes valuation model as the most appropriate valuation method for stock option grants to employees, members of our board of directors and non-employees. The fair value of these stock option grants is estimated as of their date of grant using the Black-Scholes valuation method. Our compensation committee adopted the valuations of an independent third party appraiser in determining the fair market value of our common stock for the Black-Scholes model.

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

For options granted to non-employees and non-directors, primarily consultants serving on our Scientific Advisory Board, we measure fair value of the equity instruments utilizing the Black-Scholes method, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these equity investments are periodically revalued as the options vest and are recognized as expense over the related period of service or the vesting period, whichever is longer. As of September 30, 2008, we issued to these non-employees options to purchase an aggregate of 377,111 shares of our common stock. Because we must revalue these options for accounting purposes each reporting period, the amount of the stock-based compensation expense related to these non-employee options will increase or decrease, based on changes in the price of our common stock. For the years ended September 30, 2008, 2007 and 2006, the stock-based compensation expense related to these options was $0.2 million, $0.7 million and $1.0 million, respectively.

For the year ended September 30, 2008, the stock-based compensation expense was $6.7 million, of which $1.6 million is reflected in research and development expenses and $5.1 million is reflected in general and administrative expenses. For the year ended September 30, 2007, the stock-based compensation expense related to these options was $4.2 million, of which $0.7 million is reflected in research and development expenses and $3.5 million is reflected in general and administrative expenses.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2008, we had federal net operating loss carryforwards of $65.1 million, Connecticut state net operating loss carryforwards of $63.3 million and federal and local research and development tax credit carryovers of approximately $1.7 million, all of which expire starting in 2025.

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

At September 30, 2008, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $28.8 million, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenue.  We did not recognize any revenue during the years ended September 30, 2008 or 2007.

Research and Development Expenses.

	Year Ended
	September 30,		Increase
	2007	2008	$	%
	In thousands, except per share amounts

Research and Development	$15,939	$32,554	$16,615	104.2%

Percentage of net loss	70.7%	75.1%

Research and development expenses were $32.6 million for the year ended September 30, 2008, an increase of $16.6 million, or 104.2%, from $15.9 million for the year ended September 30, 2007. This increase was primarily attributable to increased research and development costs related to our recently completed pivotal Phase III clinical trials for VIAjecttm. Specific increases in research and development expenses included $7.8 million related to increased clinical trial expenses in 2008; $3.3 million related to increased manufacturing expenses in 2008 for the process development, scale-up and manufacture of commercial batches of VIAjecttm to support our clinical trials and regulatory submissions; and $2.6 million related to increased personnel costs, non-cash stock-based compensation expenses and consulting fees. Research and development expenses for the year ended September 30, 2008 include $1.3 million in stock-based compensation expense related to options granted to employees and $0.2 million in stock-based compensation expense related to options granted to non-employees.

While we have suspended significant expenditures on VIAtabtm, VIAmasstm, VIAcaltm and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAjecttm, we do not anticipate that our research and development expenses will decrease materially, if at all, as we continue our Phase III clinical trial extension program for VIAjecttm, conduct new clinical trials of VIAjecttm, produce both registration and validation batches, and purchase recombinant human insulin.

General and Administrative Expenses.

	Year Ended
	September 30,		Increase
	2007	2008	$	%
	In thousands, except per share amounts

General and Administrative	$8,386	$14,800	$6,414	76.5%

Percentage of net loss	37.2%	33.1%

General and administrative expenses were $14.8 million for the year ended September 30, 2008, an increase of $6.4 million, or 76.5%, from $8.4 million for the year ended September 30, 2007. This increase was primarily attributable to a $4.5 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the year ended September 30, 2008 include $5.1 million in stock-based compensation expense related to options granted to employees. Because we must revalue options granted to non-employees for accounting purposes each reporting period, the amount of the stock-based compensation expense for the year ended September 30, 2008 was $2,000.

We do not expect our general and administrative expenses to increase significantly over the next twelve months as we focus our product development efforts on obtaining regulatory approval for VIAjecttm. Over the longer term, however, we anticipate these expenses will increase as we approach the commercial launch of VIAjecttm.

Interest and Other Income.

	Year Ended
	September 30,		Increase
	2007	2008	$	%
	In thousands, except per share amounts

Interest and Other Income	$1,902	$3,010	$1,108	58.3%

Percentage of net loss	8.4%	6.8%

Interest and other income increased to $3.0 million for the year ended September 30, 2008 from $1.9 million for the year ended September 30, 2007. The increase was due to higher balances of cash and cash equivalents in 2008, resulting primarily from the $125.6 million in net proceeds received from our initial public offering in May 2007 and follow-on offering in February 2008.

Interest Expense.  For the years ended September 30, 2007 and 2008, we had no interest expense.

Deemed Dividend — Warrants.  On March 20, 2007, we offered the holders of warrants to purchase an aggregate of 78,183 shares of Series B convertible preferred stock and an aggregate of 2,558,724 shares of common stock with an exercise price of $5.56 per share the opportunity to exercise such warrants at an exercise price of $3.67, representing a 34% discount in the exercise price. Such holders exercised all such warrants on a combination of cashless and cash exercise basis. We issued 2,636,907 shares of common stock and received aggregate cash proceeds of $0.4 million in connection with such exercises. As a result of the discounted exercise price, we recorded a non-cash deemed dividend of approximately $4.5 million for the warrants that were exercised in the year ended September 30, 2007. No equivalent charge to stockholders was incurred in the year ended September 30, 2008.

Net Loss Applicable to Common Stockholders and Net Loss per Share.

	Year Ended
	September 30,		Increase
	2007	2008	$	%
	In thousands, except per share amounts

Net loss applicable to common stockholders	$(27,005)	$(43,361)	$16,356	60.6%

Net loss per share	$(1.76)	$(1.94)

Net loss applicable to common stockholders was $43.4 million, or $(1.94) per share, for the year ended September 30, 2008 compared to $27.0 million, or $(1.76) per share, for the year ended September 30, 2007. The increase in net loss was primarily attributable to the increased expenses described above. While we have suspended significant expenditures of our earlier stage product candidates in order to focus our product developments efforts on obtaining regulatory approval for VIAjecttm, we expect our losses to increase in the future as we initiate additional clinical trials of VIAjecttm to support our commercialization efforts and, potentially, FDA approval.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Revenue.  We did not recognize any revenue during the years ended September 30, 2007 or 2006.

Research and Development Expenses.

	Year Ended
	September 30,		Increase
	2006	2007	$	%
	In thousands, except per share amounts

Research and Development	$5,987	$15,939	$9,952	166.2%

Percentage of net loss	74.2%	70.7%

Research and development expenses were $15.9 million for the year ended September 30, 2007, an increase of $10.0 million, or 166.2%, from $6.0 million for the year ended September 30, 2006. This increase was primarily attributable to increased research and development costs related to our two pivotal Phase III clinical trials for VIAjecttm that we commenced in September 2006. Specific increases in research and development expenses included $8.3 million related to increased clinical trial expenses in 2007; $0.6 million related to increased manufacturing expenses in 2007 for the process development, scale-up and manufacture of commercial batches of VIAjecttm to support our clinical trials and regulatory submissions; and $1.1 million related to increased personnel costs, non-cash stock-based compensation expenses and consulting fees. Research and development expenses for the year ended September 30, 2007 include $0.4 million in stock-based compensation expense related to options granted to employees and $0.3 million in stock-based compensation expense related to options granted to non-employees.

General and Administrative Expenses.

	Year Ended
	September 30,		Increase
	2006	2007	$	%
	In thousands, except per share amounts

General and Administrative	$1,548	$8,386	$6,838	441.7%

Percentage of net loss	19.2%	37.2%

General and Administrative Expenses.  General and administrative expenses were $8.4 million for the year ended September 30, 2007, an increase of $6.9 million, or 441.7%, from $1.5 million for the year ended September 30, 2006. This increase was primarily attributable to a $3.8 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses, and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the year ended September 30, 2007 include $3.2 million in non-cash stock-based compensation expense related to options granted to employees and $0.3 million in non-cash stock-based compensation expense related to options granted to non-employees.

Interest and Other Income.

	Year Ended September 30,		Increase
	2006	2007	$	%
	In thousands, except per share amounts

Interest and Other Income	$182	$1,902	$1,720	945.1%

Percentage of net loss	2.3%	8.4%

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

	Year Ended
	September 30,		Increase
	2006	2007	$	%
	In thousands, except per share amounts

Net loss applicable to common stockholders	$(8,671)	$(27,005)	$18,334	211.4%

Net loss per share	$(1.05)	$(1.76)

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

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. We received an aggregate of $125.6 million from our initial public offering in May 2007 and follow-on offering in February 2008.

At September 30, 2008, we had cash, cash equivalents and marketable securities totaling approximately $90.3 million. To date, we have invested our excess funds primarily in managed money funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $34.9 million for the year ended September 30, 2008, $15.5 million for the year ended September 30, 2007 and $3.9 million for the year ended September 30, 2006. Net cash used in operating activities for the year ended September 30, 2008 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and increases in accrued expenses, an income tax receivable and a decrease in accounts payable. Net cash used in operations for the years ended September 30, 2007 and 2006 primarily reflects the net loss for the period, offset in part by depreciation, share-base compensation and loss on settlement of debt and changes in accrued expenses, accounts payable and deferred compensation.

Net cash used in investing activities was $28.4 million for the year ended September 30, 2008, $1.4 million for the year ended September 30, 2007 and $0.3 million for the year ended September 30, 2006. Net cash used in investing activities for the year ended September 30, 2008 primarily reflects purchases of marketable securities, property and equipment and leasehold improvement costs for our new corporate headquarters. Net cash used in investing activities for the years ended September 30, 2007 and 2006 primarily reflects the purchases of property and equipment and leasehold improvement costs.

Net cash provided by financing activities was $48.0 million for the year ended September 30, 2008, $79.4 million for the year ended September 30, 2007 and $21.4 million for the year ended September 30, 2006. Net cash provided by financing activities in 2008 primarily reflects the proceeds from our follow-on offering. Net cash provided by financing activities in 2007 primarily reflects proceeds from our initial public offering. Net cash provided by financing activities in 2006 primarily reflects proceeds from our mezzanine and Series B convertible preferred stock financings.

In July 2008, we entered into a supply agreement with N.V. Organon for a term ending with the fourth calendar quarter of 2010 to purchase specified minimum quantities of recombinant human insulin. We anticipate that our minimum purchase requirements for the next nine consecutive quarters will total at least $32 million, but may be as much as $58 million depending on our regulatory plans for VIAject tm.

On February 12, 2008, we completed a follow-on public offering of 3,260,000 shares of our common stock at a price to the public of $15.50 per share and received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46.8 million. Certain of our stockholders sold 550,000 shares in the offering. We did not receive any proceeds from the sale of shares from the selling stockholders.

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

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of fiscal year 2010. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. For example, if the FDA were to require us to conduct an additional pivotal Phase III clinical trial of VIAjecttm that is more extensive than any we currently contemplate, our existing capital resources may not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting an NDA for VIAjecttm;

•	our ability to secure approval by the FDA for our lead product candidate, VIAjecttm, without conducting additional pivotal clinical trials;

•	the size, endpoints and duration of additional clinical trials of VIAjecttm in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjecttm;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdeltm technology;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

We do not anticipate generating product revenue for the next few years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We do not currently have any commitments for future external funding.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2008 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$3,195	$571	$1,571	$1,053	$—
Purchase commitments	31,937	10,156	21,781	—	—

Total fixed contractual obligations	$35,132	$10,727	$23,352	$1,053	$—

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which replaces SFAS No 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on our financial position and results of operations.

In February 2007,the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and anticipate that the adoption of this accounting pronouncement will not have a material effect on our financial statements.

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

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, as permitted by the terms of our investment policy guidelines. Currently, our investments are primarily limited to highly liquid money market investments. A portion of our investments may be subject to interest rate risk and could fall in value if interest rates were to increase. The effective duration of our portfolio is currently less than one year, which we believe limits interest rate and credit risk. We do not hedge interest rate exposure.

Pursuant to our supply agreement with N.V. Organon, our purchases of insulin are denominated in Euros. Most of our other transactions are denominated in United States dollars and do not present a material exposure to fluctuations in currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited Biodel Inc.’s (a development stage company) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biodel Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Biodel Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Biodel Inc. as of September 30, 2007 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and for the period from December 3, 2003 to September 30, 2008 and our report dated November 26, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
November 26, 2008

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2009 annual meeting of stockholders, or proxy statement, and the information included in the proxy statement is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Dr. Solomon S. Steiner
President and Chief Executive Officer
Date: December 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Solomon S. Steiner Solomon S. Steiner	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 11, 2008

/s/ Gerard Michel Gerard Michel	Chief Financial Officer, Vice President, Corporate Development and Treasurer (Principal Financial and Accounting Officer)	December 11, 2008

/s/ Barry Ginsberg Barry Ginsberg	Director	December 11, 2008

/s/ David Kroin David Kroin	Director	December 11, 2008

/s/ Ira W. Lieberman Ira W. Lieberman	Director	December 11, 2008

/s/ Daniel Lorber Daniel Lorber	Director	December 11, 2008

/s/ Brian J.G. Pereira Brian J.G. Pereira	Director	December 11, 2008

/s/ Charles Sanders Charles Sanders	Director	December 11, 2008

/s/ Samuel Wertheimer Samuel Wertheimer	Director	December 11, 2008

/s/ Scott A. Weisman Scott A. Weisman	Director	December 11, 2008

Exhibits Index

Exhibit
Number		Description of Document

3.1		Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
3.2		Registrant’s Amended and Restated Bylaws (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.1		Specimen Common Stock Certificate (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.2		Form of Warrant issued to Scott Weisman and McGinn Smith Holdings LLC to Purchase Shares of Series A convertible preferred stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.3		Form of Subscription and Rights Agreement by and among the Registrant and the holders of the Series A convertible preferred stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.4		Amended and Restated Registration Rights Agreement, dated September 19, 2006, by and among the Registrant and other parties named therein (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.1		Form of Indemnity Agreement entered into between the Registrant and each of Albert Cha, Robert Feldstein, David Kroin, Daniel Lorber, Ira Lieberman, Charles Sanders, Roderike Pohl, and Solomon Steiner, Paul Sekhri, Erik Steiner, Samuel Wertheimer, R. Timmis Ware, Andreas Pfützner, and Scott Weisman (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.2		Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.3		2005 Employee Stock Purchase Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.4		2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.5		Amended and Restated Employment Agreement, dated March 20, 2007, as amended November 20, 2007, between the Registrant and Solomon S. Steiner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 20, 2007).
10.6		Amended and Restated Employment Agreement, dated March 20, 2007, between the Registrant and Roderike Pohl (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504))
10.7		Amended and Restated Consulting Agreement entered into on November 13, 2007, effective June 5, 2007, between the Registrant and Dr. Andreas Pfützner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).
10	.8†	Manufacturing Agreement, dated December 20, 2005 between the Registrant and Cardinal Health — PTS, LLC (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.9		Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.10		Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.11		Lease Agreement, dated February 2, 2004, between the Registrant and Mulvaney Properties, LLC and amendment thereto dated September 29, 2006 (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.12		Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).

Exhibit
Number		Description of Document

10.13		Lease Amendment, dated October 1, 2007, between the Registrant and Mulvaney Properties LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2007).
10.14		Amendment to Lease Agreement, dated February 2, 2004, as amended, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).
10.15		Severance Agreement, dated November 14, 2007, by and between the Registrant and F. Scott Reding (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).
10.16		Offer Letter, dated November 12, 2007, by and between the Registrant and Gerard J. Michel. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).
10.17		Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.18		Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.19		Base salaries of Executive Officers of the Registrant.
10.20		Summary of the Registrant’s Non-Employee Director Compensation.
10	.21†	Supply Agreement, dated July 7, 2008, between the Registrant and N.V. Organon (Incorporated by reference to the Registrant’s Quartely Report on Form 10-Q filed on August 11, 2008).
21.1		Subsidiaries of the Registrant.
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
24.1		Powers of Attorney (included on signature page).
31.01		Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01		Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

BIODEL INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying balance sheets of Biodel Inc. (a development stage company) as of September 30, 2007 and 2008 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008 and for the period from December 3, 2003 (inception) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. at September 30, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, and for the period from December 3, 2003 (inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Biodel Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 26, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
November 26, 2008

Biodel Inc.
(A Development Stage Company)

Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2007	2008

ASSETS
Current:
Cash and cash equivalents	$80,022	$64,731
Marketable securities, available for sale	—	25,552
Taxes receivable	—	1,988
Prepaid and other assets	505	1,130

Total current assets	80,527	93,401
Property and equipment, net	1,717	3,931
Intellectual property, net	262	59
Other assets	—	120

Total assets	$82,506	$97,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$2,187	$813
Accrued expenses:
Clinical trial expenses	1,164	4,163
Payroll and related	822	1,420
Accounting and legal fees	335	509
Severance	—	268
Other	680	839
Income taxes payable	95	1,012

Total current liabilities	5,283	9,024
Commitments	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 20,160,836 and 23,698,558 issued and outstanding	202	237
Additional paid-in capital	116,854	171,506
Accumulated other comprehensive loss	—	(62)
Deficit accumulated during the development stage	(39,833)	(83,194)

Total stockholders’ equity	77,223	88,487

Total liabilities and stockholders’ equity	$82,506	$97,511

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Operations
(In thousands, except share and per share amounts)

				December 3,
				2003
				(Inception) to
	Year Ended September 30,			September 30,
	2006	2007	2008	2008

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	5,987	15,939	32,554	57,726
General and administrative	1,548	8,386	14,800	25,651

Total operating expenses	7,535	24,325	47,354	83,377
Other (income) and expense:
Interest and other income	(182)	(1,902)	(3,010)	(5,103)
Interest expense	78	—	—	78
Loss on settlement of debt	627	—	—	627

Operating loss before tax provision (benefit)	(8,058)	(22,423)	(44,344)	(78,979)
Tax provision (benefit)	10	125	(983)	(845)

Net loss	(8,068)	(22,548)	(43,361)	(78,134)
Charge for accretion of beneficial conversion rights	(603)	—	—	(603)
Deemed dividend — warrants	—	(4,457)	—	(4,457)

Net loss applicable to common stockholders	$(8,671)	$(27,005)	$(43,361)	$(83,194)

Net loss per share — basic and diluted	$(1.05)	$(1.76)	$(1.94)

Weighted average shares outstanding — basic and diluted	8,252,113	15,354,898	22,390,434

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	Equity

Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308		—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514		—	514
Share-based compensation	—	—	—	—	—	—	353		—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60		—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460		—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63		—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132		—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351		—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194		—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23		—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603		(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697		—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4		—	—
Share-based compensation	—	—	—	—	—	—	4,224		—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16		—	16
Stock options exercised	3,542	—	—	—	—	—	5		—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397		—	423

Deemed dividend — warrants	—	—	—	—	—	—	4,457		(4,457)	—
Net loss	—	—	—	—	—	—	—		(22,548)	(22,548)
Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785		—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172		—	172
Share-based compensation	—	—	—	—	—	—	6,503		—	6,503
Stock options exercised	174,410	1	—	—	—	—	901		—	902
Warrants exercised	79,210	1	—	—	—	—	111		—	112
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180		—	181
Net loss	—	—	—	—	—	—	—		(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	$237	—	$—	—	$—	$171,506	$(62)	$(83,194)	$88,487

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Cash Flows
(In thousands, except share and per share amounts)

				December 3,
				2003
				(Inception) to
				September 30,
	2006	2007	2008	2008

Cash flows from operating activities:
Net loss	$(8,068)	$(22,548)	$(43,361)	$(78,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241	254	567	1,272
Founder’s compensation contributed to capital —	—	—	—	271
Share-based compensation for employees and directors	213	3,567	6,434	10,234
Share-based compensation for non-employees	989	657	241	2,231
Loss on settlement of debt	627	—	—	627
Write-off of capitalized patent expense	—	—	208	208
Write-off of loan to related party	—	—	—	41
Increase in prepaid expenses and other assets	—	(430)	(745)	(1250)
(Increase) decrease in:
Income taxes receivable	—	—	(1,988)	(1,988)
Increase (decrease) in:
Accounts payable	1,295	830	(1,374)	813
Income tax payable	10	255	917	1,012
Deferred compensation	63	(500)	—	—
Accrued expenses and other liabilities	706	2,406	4,198	7,418

Total adjustments	4,144	7,039	8,458	20,889

Net cash used in operating activities	(3,924)	(15,509)	(34,903)	(57,245)

Cash flows from investing activities:
Purchase of property and equipment	(180)	(1,315)	(2,769)	(5,172)
Purchase of marketable securities	—	—	(25,614)	(25,614)
Capitalized intellectual properties	(161)	(66)	(17)	(298)
Loan to related party —	—	—	—	(41)

Net cash used in investing activities	(341)	(1,381)	(28,400)	(31,125)

Cash flows from financing activities:
Options exercised	—	5	902	907
Warrants exercised	—	423	112	535
Loan from Steiner Ventures, LLC	(154)	—	—	—
Deferred public offering costs	(190)	(1,268)	—	(1,458)
Stockholder contribution	—	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	—	2,466
Net proceeds from employee stock purchase plan	—	—	181	181
Net proceeds from sale of common stock	—	80,213	46,817	127,030
Proceeds from bridge financing	2,575	—	—	2,575
Net proceeds from sale of Series B preferred stock	19,205	—	—	19,205

Net cash provided by financing activities	21,436	79,373	48,012	153,101

Net increase (decrease) in cash and cash equivalents	17,171	62,483	(15,291)	64,731
Cash and cash equivalents, beginning of period	368	17,539	80,022	—

Cash and cash equivalents, end of period	$17,539	$80,022	$64,731	$64,731

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$9	$—	$—	$9
Income taxes	2	44	88	135
Non-cash financing and investing activities:
Receivable due for Series B preferred stock issued	$50	$—	$—	$50
Settlement of debt with Series B preferred stock	3,202	—	—	3,202
Accrued expenses settled with Series B preferred stock	150	—	—	150
Deemed dividend — warrants	—	4,457	—	4,457
Accretion of fair value of beneficial charge on preferred stock	603	—	—	603
Conversion of convertible preferred stock to common stock	—	68	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements
(In thousands, except share and per share amounts)

1.	Business and Basis of Presentation

Business

Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company’s most advanced product candidate, VIAjecttm, has been studied in two pivotal Phase III clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtabtm, a sublingual tablet formulation of insulin and two preclinical product candidates for the treatment of osteoporosis. The Company has developed all of its product candidates utilizing its proprietary VIAdeltm technology that allows the Company to study the interaction between peptide hormones and small molecules.

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

On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split (see Note 12). All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported.

2.	Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $5,987, $15,939 and $33,764 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. At September 30, 2008, cash equivalents of $64,731 are primarily held in U.S. treasury denominated, money market accounts.

Marketable securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) issued by the Financial Accounting Standard Board (“FASB”) in May 1993, the Company’s marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). The Company regularly evaluates the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related fund is written down to its estimated fair value. At September 30, 2008, marketable securities total $25,552.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses approximate their fair values due to their short maturities.

Intellectual Property

The intangible asset consists primarily of capitalized costs associated with VIAjecttm patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Amortization expense for the years ended September 30, 2006, 2007 and 2008 was $6, $13 and $13, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income (expense) in the statement of operations. Estimated useful life for each asset category is as follows: Furniture & Fixture — 7 years, Leasehold improvements — life of lease, Laboratory equipment — 7 years, Manufacturing equipment 5 years, Facility equipment— 3 years and 7 years, Computer equipment — 5 years and Computer software — 3 years and 5 years.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2007 and 2008.

Comprehensive Income (Loss)

The Company classifies its marketable securities as available for sale. In accordance with SFAS No. 130, Reporting Comprehensive Income, issued by the FASB in June 1997, Other Comprehensive Income include changes in equity for unrealized holding gains/(losses) on marketable securities, which have arose during the period. During the year ended September 30, 2008, the Company recorded unrealized losses of $62.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 became effective and the Company adopted the provisions on October 1, 2007 with no resulting effect on our financial statements. See Note 9 for additional information, including the effects of adoption on the Company’s financial statements.

Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes that its investment policy guideline for its excess cash maintains safety and liquidity through its policies on credit requirements, diversification and investment maturity.

The Company has experienced significant operating losses since inception. At September 30, 2008, the Company had a deficit accumulated during the development stage of approximately $83,200. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of VIAjecttm, launch and commercialize VIAjecttm, if it receives regulatory approval, and continue research and development

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

Share-Based Compensation

Effective October 1, 2005, the Company SFAS No. 123(Revised 2004), Share-Based Payment (“SFAS 123(R)”), Share-Based Payments on a retrospective basis, to account for awards granted under the Company’s Stock Incentive Plan. SFAS 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS 123(R), particularly line of business, stage of development, size and financial leverage.

The risk free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed for options granted to non-employees for the years ended September 30, 2006, 2007 and 2008 was $989, $657 and $241, respectively.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost expensed for the years ended September 30, 2006, 2007 and 2008 was $213, $3,567 and $6,434, respectively. At September 30, 2008, the total compensation cost related to non-vested options not yet recognized was $15,437, which will be recognized over the next three years assuming

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

the employees complete their service period for vesting of the options. The Black-Scholes pricing model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2006	2007	2008

Expected life (in years)	5.25	5.25	5.25
Expected volatility	60%	60-70%	57-60%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.77% - 4.90%	4.23% - 4.96%	2.36% - 4.42%
Weighted-average grant date fair value	$2.67	$11.09	$13.92

Recent Accounting Pronouncements

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

3.	Marketable Securities

The Company classifies marketable securities as available for sale and accounts for marketable securities in accordance with the provisions of SFAS No. 115. SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and investment grade corporate securities. The Company only invests in marketable securities with active

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Due to the nature of the Company as a development stage company and its funding needs at times being uncertain, the Company has classified all marketable securities as available-for-sale. The unrealized gains and losses on these securities, are included in accumulated other comprehensive income as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Any unrealized loss identified as other-than-temporary is recorded directly in the Statement of Operations.

The Company concluded the unrealized losses were temporary because (1) the Company believes the market value is partially due to global and current economic conditions which are at unprecedented levels and (2) the securities continue to be of high quality and interest has been paid when due. The Company does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2008. If in the future the Company determines that any decline is other-than-temporary, the Company would have to recognize the loss in its Statement of Operations. Unrealized gains and losses are recorded in accumulated other comprehensive income in the Company’s Balance Sheet.

Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at September 30, 2008 are summarized below.

	September 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Short term marketable securities
Commercial paper	$998	$—	$(1)	$997
Certificates of deposits	1,999	1	—	2,000
US government agency securities	10,170	—	(54)	10,116
Corporate and agency bonds	4,010	—	(8)	4,002
Discount and bank notes	8,437	—	—	8,437

Total	$25,614	$1	$(63)	$25,552

Contractual maturities of available-for-sale debt securities at September 30, 2008 are as follows:

Estimated
Fair Value

Within one year	$15,450
1-5 years	10,102

$25,552

The Company classifies all the securities as current.

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

The amount of options and warrants excluded are as follows:

	Year Ended September 30,
	2006	2007	2008

Warrants for Common Stock	3,417,254	—	—
Common shares underlying warrants for Series A Preferred Stock	198,025	198,025	118,815
Common shares underlying warrants for Series B Preferred Stock	111,406	—	—
Stock options	786,812	1,685,974	3,135,390

5.	Property and equipment

Property and equipment consists of the following:

	September 30,
	2007	2008

Furniture and fixtures	$108	$313
Leasehold improvements	466	1,546
Construction-in-progress	526	121
Laboratory equipment	854	1,381
Manufacturing equipment	102	144
Facility equipment	—	50
Computer equipment and other	346	1,150

Sub-Total	2,402	4,705
Less: Accumulated depreciation and amortization	685	774

Total	$1,717	$3,931

Depreciation expense for the years ended September 30, 2006, 2007 and 2008 was $235, $543 and $554, respectively.

6.	Related Party Transactions

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Consulting and Clinical Research Services

During the fiscal years ended September 30, 2007 and 2008, the Company paid approximately $926 and $2,710, respectively, in clinical related costs to the Institute for Clinical Research and Development in Mainz, Germany where Andreas Pfützner, our Chief Medical Officer in Europe, serves as its managing director. Dr. Pfützner and his spouse are majority shareholders of the institute.

On April 1, 2005, the Company entered into a consulting agreement with Dr. Pfützner to provide consulting services in connection with the research and development of the Company’s product candidates. The consulting agreement was amended and restated effective June 5, 2007. The initial term of the amended and restated agreement terminates on June 5, 2009 and will automatically renew for successive one-year terms unless the agreement is terminated by either party on prior written notice in accordance with the terms of the agreement. Under the agreement, Dr. Pfützner is entitled to receive $2 for each full business day devoted to the performance of his services in addition to a non-refundable payment of $150 per annum for the two-year period commencing June 5, 2007. Dr. Pfützner is bound by non-competition and non-solicitation covenants that prohibit him from competing with the Company during the term of the agreement and for one year after termination of the agreement.

Issuance of Series A Convertible Preferred Stock

Between March and July 2005, the Company issued and sold an aggregate of 35,000 shares of its Series A convertible preferred stock (see Note 9) to two executive officers and one director.

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

Issuance of Series B Convertible Preferred Stock

On July 19, 2006, the Company issued and sold 38,071 shares of Series B convertible preferred stock (see Note 9) and a warrant to purchase 20,496 shares of common stock to its Chief Executive Officer in exchange for a $150 bonus that was earned by him during the calendar year ended December 31, 2005 but voluntarily deferred. At September 30, 2005, the Company accrued $113 of the bonus and the balance of $37 was expensed in fiscal 2006. The full amount of the accrued bonus was exchanged for Series B convertible preferred stock on July 19, 2006.

In connection with the issuance of the Series B convertible preferred stock, the Company retained MSI to serve as placement agent pursuant to an amendment to the Letter Agreement. MSI was paid (a) an aggregate commission of $350 from the sale of the Series B convertible preferred stock, (b) a warrant to purchase 126,903 shares of Series B convertible preferred stock and (c) a warrant to purchase 68,322 shares of common stock. On July 19, 2006, the Company also sold and issued to a director 12,690 shares of Series B convertible preferred stock and a warrant to purchase 6,832 shares of common stock. At the completion of the Series B preferred stock financing, the lead investor remitted the monies for its investment in the Series B Round net of offering-related expenses incurred by the investor group for which the Company was responsible. Total offering expenses were approximately $2,000, of which $1,470 was commissions for the placement of the offering. A director of the Company had arranged to pay for an investment in the Series B preferred stock financing (the “Investment”) utilizing a portion of commissions due. Since the monies due for the commission were not received by the Company, the purchase price of the Investment could not be deducted from the monies received. The fair values of the warrants for common stock were $126 and $13 and were computed using the Black-Scholes pricing model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 5.05% and a dividend yield of 0.0%. The fair value of the warrants for preferred stock was $167 and was computed using the Black-Scholes pricing model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 4.70% and a dividend yield of 0.0%. These amounts were treated as cost of raising capital.

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

In 2004, SV loaned $150 to the Company which was repaid in July 2006 with interest.

7.	Commitments

Change of Control Agreements and Severance Agreements

In June 2008, the Company entered into change of control agreements and severance agreements with two of its executive officers.

Pursuant to the terms of the change of control agreement with its executive officers, they are each entitled to the following upon termination of employment with the Company occurring within two years of a change of control, unless such termination is by the executive officer for other than good reason or by the Company for cause (each as defined in the agreement):

•	annual base salary earned through the termination date;

•	in the event the executive officer satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;

•	if the performance criteria were not fully satisfied, but the board of directors determines that the criteria could have been satisfied had the executive officer remained employed for the full fiscal year, an amount equal to the average of the annual bonus paid to the executive officer over the last three fiscal years, portioned based on the number of days worked during the year (the “Average Annual Bonus”);

•	any compensation previously deferred by the executive officer and any accrued paid time-off;

•	annual base salary for a period of 18 months following the date of termination;

•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until the executive officer qualifies for similar benefits from another employer;

•	150% of the Average Annual Bonus (paid in addition to the bonus described immediately above);

•	acceleration of all outstanding options; and

•	extension of the exercisability of options.

Under the change of control agreement, if the Company terminates the executive officer’s employment for cause or the executive officer terminates his employment with the Company without good reason, then the executive officer is not entitled to severance payments or other benefits.

Pursuant to the Company’s severance agreement with its officers each executive officer is entitled to the following upon termination of employment with the Company, unless such termination is by the executive officer for other than good reason or by the Company for cause:

•	annual base salary earned through the termination date;

•	in the event the executive officer satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

•	if the performance criteria were not fully satisfied, but the board of directors determines that the criteria could have been satisfied had the executive officer remained employed for the full fiscal year, the Average Annual Bonus;

•	any compensation previously deferred by the executive officer and any accrued paid time-off;

•	annual base salary for a period of 18 months following the date of termination;

•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until the executive officer qualifies for similar benefits from another employer;

•	150% of the Average Annual Bonus (paid in addition to the bonus described immediately above);

•	acceleration of all outstanding options; and

•	extension of the exercisability of the options.

The aggregate amount of base salary for both executives is $610. Bonuses for the executives are at the discretion of, and awarded by the Board of Directors.

Former Chief Financial Officer Severance Agreement

On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. Pursuant to the severance agreement, Mr. Reding received a lump sum payment of approximately $91 less taxes and withholdings, and the Company has reimbursed Mr. Reding for certain legal fees. In addition, pursuant to the severance agreement, Mr. Reding will receive a continuation of salary and certain benefits until November 30, 2009. Furthermore, the Company accelerated the vesting of options to purchase 54,575 shares of common stock at an exercise price of $5.65 per share and options to purchase an additional 35,425 shares of common stock at an exercise price of $5.65 per share remain exercisable through the original expiration date. In connection with Mr. Reding’s resignation, options to purchase 51,700 shares at an exercise price of $5.65 and 25,000 shares at an exercise price of $18.16 per share were forfeited. The charge of $482 for the lump sum payment, salary and benefit continuation for two years and option acceleration modification charge of $643 have been recorded in the year ended September 30, 2008. The charge of $482 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of September 30, 2008, the Company has paid $214 of the $482 obligation, which leaves liabilities of $268 as short-term.

Leases

As of September 30, 2008, the Company leased two facilities in Danbury, Connecticut with Mulvaney Properties, LLC, controlled by a non-affiliated stockholder of the Company. The first lease agreement dated February 2, 2004 is under a three-year operating agreement. This lease provides for annual basic lease payments of $87, plus operating expenses. On September 28, 2006, the Company elected to renew the February 2, 2004 lease through January 31, 2010. In September 2007, the Company gave its 60 day notice on another lease with Mulvaney Properties, LLC to terminate the lease effective October 31, 2007, and rent was paid through October 31, 2007.

In July 2007, the Company entered into a second lease agreement, with Mulvaney Properties, LLC, controlled by a non-affiliated stockholder of the Company, to lease a facility located in Danbury, Connecticut, and on October 1, 2007 amended the agreement to increase the term from a five year to a seven

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

year term beginning August 1, 2007 until July 31, 2014. The renewal option was also amended from a five year to a seven year term.

Lease expense for the years ended September 30, 2006, 2007 and 2008 was $79, $195 and $383, respectively.

Minimum lease payments under these agreements as of September 30, 2008, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,

2009	$571
2010	530
2011	511
2012	529
2013	552
2014 and each year thereafter	502

Total	$3,195

Purchase Commitments

The Company contracted with N.V. Organon, a global producer of insulin, to supply the Company with all of the insulin that the Company will need for testing and manufacturing of the Company’s product candidates. The agreement with N.V. Organon will terminate in December 2010. As of September 30, 2008, the Company had purchase commitments of approximately $31,900 associated with the signing of a renewed contract with Organon.

Years Ending September 30,

2009	$10,156
2010	14,165
2011	7,616

Total	$31,937

8.	Income Taxes

Effective October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of exposure, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Therefore, there was no corresponding adjustment to retained earnings.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). As of the year ended September 30, 2008, a FIN 48 liability adjustment of $913 was recorded. The adjustment relates to available tax credits. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The FIN 48 liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

The provision (benefit) for income taxes is as follows:

	Year Ended September 30,
	2006	2007	2008

Current expense
Federal	$—	$—	$—
State	10	125	(983)
Deferred expense	—	—	—
Actual tax provision	$10	$125	$(983)

At September 30, 2008, the Company had available federal net operating loss carryforwards of approximately $65,100 which expire commencing in fiscal 2024 through 2028 and $63,300 of state net operating loss carryforwards, which expire commencing in fiscal 2024 through 2028. The Company also has federal and state research and development credit carryovers of approximately $1,700, which expire commencing in fiscal 2024.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the Company’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited.

At September 30, 2008, we had an unused net operating loss carryover of approximately $65,100 that is available to offset future taxable income; it expires beginning in 2024 through 2028. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater then 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership.

The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2007 and 2008 are as follows:

	September 30,
	2007	2008

Deferred Tax Assets
Net operating losses	$12,664	$26,889
Research and development credit	953	1,652
Depreciation of fixed assets	126	121
Other	50	222

Total deferred tax asset	13,793	28,884

Deferred Tax Liabilities
Other	2	121

Total deferred tax liabilities	2	121

Net Deferred Tax Asset	13,791	28,763
Valuation Allowance	(13,791)	(28,763)

Net Deferred Tax Asset	$—	$—

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2006, 2007 and 2008, the Company only had to pay state taxes.

The entire gross deferred tax asset is offset by a valuation allowance. During the year ended September 30, 2008, the Company performed a book-to-tax reconciliation that adjusted the deferred tax assets and valuation allowance by approximately $900. As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2008 did not satisfy the realization criteria set forth in SFAS 109 and therefore has recorded a valuation allowance for the entire deferred tax asset.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on loss as reflected in operations:

	September 30,
	2006	2007	2008

Federal statutory rate	34.00%	34.00%	34.00%
Federal taxes at statutory rate	$(2,942)	$(9,080)	$(15,077)
Tax expense on permanent differences	1,159	2,958	2,293
Tax benefit on research and business credits	(217)	(186)	(325)
State taxes, net of federal tax effect	8	33	61
Valuation allowance increase	2,018	6,322	13,119
Connecticut research and development refund	—	—	(1,988)
FIN 48 reserve	—	—	913
Other	(16)	78	21

Actual tax provision	$10	$125	$(983)

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

9.	Stockholders’ Equity

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.

As of September 30, 2008, the Company had warrants outstanding to purchase an aggregate of 118,815 shares of its common stock with an exercise price of $1.41 per share.

On February 12, 2008, the Company completed a follow-on public offering of 3,260,000 shares of its common stock at a price to the public of $15.50 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46,817. Certain of the Company’s stockholders sold 550,000 shares in the offering. The Company did not receive any proceeds from the sale of shares from the selling stockholders.

On May 16, 2007, the Company completed an initial public offering of 5,750,000 shares of its common stock at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $86,300. The Company received net proceeds from the offering of approximately $78,800 after deducting underwriting discounts and commissions and additional offering expenses. The completion of the initial public offering resulted in the conversion of the Company’s Series A and B convertible preferred stock. A total of 6,407,008 shares of common stock were issued upon the conversion of the preferred stock.

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

Shares Reserved for Future Issuance

As of September 30, 2008, the Company reserved shares of common stock for future issuance as follows:

2004 stock incentive plan	4,700,000
2005 employee stock purchase plan	1,400,000
2005 Non-employee directors’ stock option plan	500,000
Exercise of warrants issued to placement agent	118,815

Total	6,718,815

2004 Stock Incentive Plan, as amended

The Company established the 2004 Stock Incentive Plan on October 1, 2004 (the “Plan”) and as amended in March 2007. The Plan provides for the granting of shares of common stock or securities convertible into or exercisable for shares of common stock, including stock options (“Incentive Stock Options”) to directors, employees, consultants and advisors of or to the Company. Incentive Stock Options can be awarded only to persons who are employees of the Company at the time of the grant. Stock options are exercisable at the conclusion of the vesting period. Employees can exercise their vested shares up to 90 days after termination of services. A total of 4,700,000 options to purchase the equivalent number of shares of common stock may be issued pursuant to the Stock Incentive Plan. No awards may be granted under the plan after October 1, 2014.

The Plan is be administered by either the Board of Directors of the Company or a Committee thereof, which determines the terms and conditions of the awards granted under the Plan, including the recipient of the award, the nature of the award, the exercise price of the award, the number of shares subject to the award and the exercisability thereof.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan as of September 30, 2007 and 2008 were $9 and $49 respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option “FTB No. 97-1”. The Purchase Plan is considered compensation under SFAS No. 123(R) and FTB No. 97-1.

An aggregate of 1,400,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. As of September 30, 2008, a total of 1,385,613 shares were reserved and available for issuance under this plan. As of September 30, 2008, the Company issued 14,388 shares under the Purchase Plan.

2005 Non-Employee Directors’ Stock Option Plan

The Company’s 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Directors’ Plan became effective upon the closing of the Company’s initial public offering. An aggregate of 500,000 shares of common stock are reserved for issuance under the Directors’ Plan. Upon the effective date of the registration statement in connection with the Company’s initial public offering, each of its non-employee directors automatically received an initial option to purchase 25,000 shares of common stock. Each non-employee director who is first elected or appointed to the Company’s Board of Directors after the closing of the Company’s initial public offering will receive an initial option to purchase 25,000 shares of common stock on the date of his or her election or appointment. In addition, each non-employee director receives an option to purchase 10,000 shares of common stock on an annual basis. These shares vest immediately. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The fair value per share is being recognized as compensation expense over the applicable vesting period. The fair value per share for award granted as of June 30, 2007 through September 30, 2008 were calculated using the Black-Scholes model.

The fair value of the common stock for the grants from December 23, 2004 through November 1, 2006 was determined using a retrospective valuation. The fair value of the common stock for the grants during December 2006 and subsequently were determined contemporaneously with the grants.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The following table summarizes the stock option activity through September 30, 2008:

		Weighted Average	Aggregate
	Number	Exercise Price	Intrinsic Value

Balance, September 30, 2004	—	$—
Granted	385,432	1.41

Outstanding balance, September 30, 2005	385,432	1.41
Granted	461,602	5.65
Forfeited, expired	60,222	3.40

Outstanding balance, September 30, 2006	786,812	3.23
Granted	955,842	13.96
Exercised	3,542	1.41	$6
Forfeited, expired	53,138	5.65

Outstanding balance, September 30, 2007	1,685,974	6.80
Granted	1,727,397	16.88
Exercised	174,410	5.18
Forfeited, expired	103,571	11.04

Outstanding balance, September 30, 2008	3,135,390	$13.92	$504

Exercisable shares, September 30, 2008	982,500	$9.55	$433

The following table summarizes option data for currently outstanding and exercisable options as of September 30, 2008:

		Weighted Average
Range of		Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.41-5.65	660,179	57 Months	$3.21	516,159	$3.10
$10.24-12.89	341,101	87 Months	$12.41	78,251	$12.63
$13.84-15.92	577,590	89 Months	$15.13	290,590	$14.82
$16.54-17.51	357,520	88 Months	$16.78	25,000	$16.66
$17.86-19.25	1,199,000	85 Months	$18.07	72,500	$18.32

Total	3,135,390	75 Months	$13.92	982,500	$9.55

10.	Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. As of September 30, 2008, the Company had not elected to make any contributions to the plan.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

11.	Reverse Split

On April 12, 2007, the Company completed a 0.7085 for one (0.7085:1) reverse stock split (“Reverse Split”) rounding all fractional shares down to the next full share. Stockholders received cash in lieu of fractional shares. After the Reverse Split, there were 8,003,828 shares of common stock outstanding. The Reverse Split did not reduce the number of authorized shares of common stock, alter the par value or modify the voting rights or other terms thereof. As a result of the Reverse Split, the conversion prices and/or the numbers of shares issuable upon the exercise of any outstanding options and warrants to purchase common stock were proportionally adjusted pursuant to the respective anti-dilution terms of the 2004 Stock Incentive Plan and the respective warrant agreements. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the Reverse Split for all periods reported.

12.	Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended September 30, 2008. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Quarter Ended
(in thousands, except share and per share amounts)

	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008

Revenue	$—	$—	$—	$—

Net loss	$(11,025)	$(9,557)	$(10,114)	$(12,665)

Net loss applicable to common stockholders	$(11,025)	$(9,557)	$(10,114)	$(12,665)

Basic and diluted net loss per common share	$(0.55)	$(0.43)	$(0.43)	$(0.53)

Weighted average common shares basic and diluted	20,198,829	22,045,400	23,653,956	23,674,362

Quarter Ended
(in thousands, except share and per share amounts)

	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007

Revenue	$—	$—	$—	$—

Net loss	$(3,668)	$(5,215)	$(5,295)	$(8,370)

Net loss applicable to common stockholders	$(3,668)	$(9,672)	$(5,295)	$(8,370)

Basic and diluted net loss per common share	$(0.31)	$(0.82)	$(0.30)	$(0.42)

Weighted average common shares basic and diluted	11,769,773	11,803,228	17,669,169	20,160,836

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

13.	Subsequent Events

8 Christopher Columbus Lease

On December 1, 2008, the Company entered into a lease agreement (the “Lease”) with Mulvaney Properties LLC (the “Landlord”) to lease a facility located in Danbury, Connecticut (the “Leased Premises”) for a fourteen months beginning December 1, 2008 until January 30, 2010. The Company has agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, the Company may renew the Lease for one additional year under the same terms and conditions.