Form 10-Q
period 2008-12-31
Biodel Inc
filed 2009-02-06
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-33451
BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0136863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Saw Mill Road
Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip code)
(203) 796-5000
(Registrant’s telephone number, including area code)
Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 31, 2009 there were 23,712,250 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2008 and December 31, 2008 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2007 and 2008 and for the period from December 3, 2003 (inception) to December 31, 2008	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to December 31, 2008	3

Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2007 and 2008 and for the period from December 3, 2003 (inception) to December 31, 2008	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	38

Signatures	39
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Biodel Inc.
(A Development Stage Company)
Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2008
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$64,731	$62,949
Marketable securities, available for sale	25,552	18,163
Taxes receivable	1,988	1,985
Prepaid and other assets	1,130	912

Total current assets	93,401	84,009
Property and equipment, net	3,931	3,748
Intellectual property net	59	70
Other assets	120	—

Total assets	$97,511	$87,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$813	$70
Accrued expenses:
Clinical trial expenses	4,163	5,024
Payroll and related	1,420	439
Accounting and legal fees	509	438
Severance expense	268	234
Other	839	681
Income taxes payable	1,012	1,078

Total current liabilities	9,024	7,964

Commitments	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,698,558 and 23,712,250 shares issued and outstanding	237	237
Additional paid-in capital	171,506	172,758
Accumulated other comprehensive income (loss)	(62)	86
Deficit accumulated during the development stage	(83,194)	(93,218)

Total stockholders’ equity	88,487	79,863

Total liabilities and stockholders’ equity	$97,511	$87,827

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2007	2008	2008
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,543	8,035	65,761
General and administrative	4,133	2,281	27,932

Total operating expenses	11,676	10,316	93,693

Other (income) and expense:
Interest and other income	(672)	(242)	(5,345)
Interest expense	—	—	78
Loss on settlement of debt	—	—	627

Operating loss before tax provision (benefit)	(11,004)	(10,074)	(89,053)
Tax provision (benefit)	21	(50)	(895)

Net loss	(11,025)	(10,024)	(88,158)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(11,025)	$(10,024)	$(93,218)

Net loss per share — basic and diluted	$(0.55)	$(0.42)

Weighted average shares outstanding — basic and diluted	20,198,829	23,706,148

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

								Accumu-	Deficit
								lated Other	Accumu-
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Compre-	lated During	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	hensive	the Develop-	Stockholders’
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Income	ment Stage	Equity
Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$—	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308	—	—	1,354
Net loss	—	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Share-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

								Accumu-	Deficit
								lated Other	Accumu-
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Compre-	lated During	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	hensive	the Develop-	Stockholders’
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Income	ment Stage	Equity
Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23	,698,558	237	—	—	—	171,506	(62)	(83,194)	88,487
Share-based compensation	—	—	—	—	—	—	1,226	—	—	1,226
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	148	—	148
Proceeds from sale of stock — ESPP	13,692	—	—	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	—	—	(10,024)	(10,024)

Balance, December 31, 2008 (unaudited)	23,712,250	$237	—	$—	—	$—	$172,758	$86	$(93,218)	$79,863

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3, 2003
	Three months ended		(inception) to
	December 31,		December 31,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(11,025)	$(10,024)	$(88,158)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	209	1,482
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	1,803	1,148	11,382
Share-based compensation for non-employees	584	78	2,139
Share-based compensation for restricted stock	101	—	170
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Income tax receivable	—	3	(1,985)
Increase (decrease) in prepaid expenses	176	338	(912)
Increase (decrease) in:
Write-off of capitalized patent expense	—	—	208
Accounts payable	2,073	(743)	70
Income taxes payable	(30)	64	1,078
Accrued expenses	(172)	(392)	7,023

Total adjustments	4,603	705	21,594

Net cash used in operating activities	(6,422)	(9,319)	(66,564)

Cash flows from investing activities:
Purchase of property and equipment	(1,044)	(25)	(5,197)
Purchase of marketable securities	—	—	(25,614)
Sale of marketable securities	—	7,536	7,536
Acquisition of intellectual property	(10)	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	(1,054)	7,511	(23,614)

Cash flows from financing activities:
Options exercised	138	—	907
Warrants exercised	—	—	535
Employee stock purchase plan	81	26	207
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	219	26	153,127

Net (decrease) increase in cash and cash equivalents	(7,257)	(1,782)	62,949
Cash and cash equivalents, beginning of period	80,022	64,731	—

Cash and cash equivalents, end of period	$72,765	$62,949	$62,949

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3, 2003
	Three months ended		(inception) to
	December 31,		December 31,
	2007	2008	2008
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	47	45	180
Non-cash financing and investing activities:
Receivable due for warrants exercised	$112	$—	$50
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Business and Basis of Presentation
Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company’s most advanced product candidate, VIAject™, has been studied in two pivotal Phase III clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin and two preclinical product candidates for the treatment of osteoporosis. The Company has developed all of its product candidates utilizing its proprietary VIAdel™ technology that allows the Company to study the interaction between peptide hormones and small molecules.
     VIAject™ is the Company’s proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. The Company has completed two pivotal Phase III clinical trials of VIAject™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials the Company compared VIAject™ to Humulin® R, a form of recombinant human insulin. The Company believes VIAject™ can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime.
     The Company plans to conduct at least one new clinical trial of VIAject™ in patients with Type 1 diabetes. The determination whether to submit the new drug application, or NDA, prior to or after the new trial will be based on analyses of all data from both trials, expert consultation and the minutes of the Company’s recent meeting with officials from the Division of Metabolic and Endocrine Drug Products of the U.S. Food and Drug Administration, or the FDA. The Company plans to announce the timing of the NDA filing after it receives the final minutes from the FDA which the Company believes will be in the first calendar quarter.
     The Company completed a bioequivalence study in January 2009. The VIAject™ formulation used in the pivotal Phase III clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject™ diluent, which upon reconstitution yields a concentration of 25 IU/cc. The Company has developed a pre-mixed, liquid formulation of VIAject™ at a concentration of a 100 IU/cc, which it intends to include in its NDA. This formulation is being developed for use in vials and cartridges for pen injectors and insulin pumps. The Company has completed a 40 patient clinical trial which successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized presentation.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2008 audited financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2008. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for the full year or any other interim period.
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

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Recently Adopted and Recently Issued Accounting Pronouncements
Adopted Accounting Pronouncements
Fair Value Measurement
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. The Company has assessed the impact of this Statement to the Company’s financial position, results of operations and cash flows. The Company has adopted this Statement for financial assets and liabilities (See Note 3). The Company does not expect the adoption of this Statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis to have a material effect on these condensed financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 and there was no material effect on our financial position and results of operations.
Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial statements.
2. Marketable Securities
     The Company classifies marketable securities as available for sale and accounts for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and investment grade corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Due to the nature of the Company as a development stage company and its funding needs at times being uncertain, the Company has classified all marketable securities as available-for-sale. The unrealized gains and losses on these securities, are included in accumulated other comprehensive income as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.
     The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Any unrealized loss identified as other-than-temporary is recorded directly in the Statement of Operations.
     Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at December 31, 2008 are summarized below. The securities listed as of December 31, 2008 mature on various dates through August 2009.

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short term marketable securities
US government agency securities	11,595	65	—	11,660
Corporate and agency bonds	3,001	3	—	3,004
Discount and bank notes	3,481	18	—	3,499

Total	$18,077	$86	$—	$18,163

     Contractual maturities of available-for-sale debt securities at December 31, 2008 are as follows:

Estimated
Fair Value
Within one year	$8,011
1-5 years	10,152

Total	$18,163

The Company classifies all its marketable securities as current.
3. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 became effective October 1, 2008 for the Company. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     On February 12, 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets including wireless licenses, other intangible assets and other long-lived assets in the determination of impairment under SFAS No. 142, Goodwill and Other Intangible Assets or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after November 15, 2008 or the Company’s fiscal year 2010.
     In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The impact of implementing FSP 157-2 and FSP 157-3 is not material to the Company’s financial statements.
     As of December 31, 2008, the Company’s only assets that fell under the scope of SFAS No. 157 were its investments — marketable securities. The fair values of the marketable securities were based on quoted market prices. Accordingly, the Company’s fair value measurements of its marketable securities are classified as Level 1 input.
     The fair value of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund	$61,109	$61,109	$—	$—
US government agency securities	11,660	11,660	—	—
Corporate and agency bonds	3,004	3,004	—	—
Discount and bank notes	3,499	3,499	—	—

Total	$79,272	$79,272	$—	$—

4. Share-Based Compensation
     The Company applies SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share-Based Payments” on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS No. 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS No. 123(R), particularly in terms of line of business, stage of development, size and financial leverage.
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

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge for options granted to non-employees for the three months ended December 31, 2007 and 2008 was $584 and $78, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three months ended December 31, 2007 and 2008 was $1,803 and $1,148, respectively. At December 31, 2008, the total compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $13,742 which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the three months ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2008	3,135,390	$13.92
Granted	445,000	2.29		$1,126,000
Exercised	—	—
Forfeited, expired	(132,245)	17.12

Outstanding options, December 31, 2008	3,448,145	$12.29	7

Exercisable options, December 31, 2008	1,379,707	$11.04	6	$833,404

     The Black-Scholes pricing model assumptions for the three months ended December 31, 2007 and 2008 are determined as discussed below:

	December 31,
	2007	2008
Expected life (in years)	5.25	5.25
Expected volatility	59-67%	59 - 67%
Expected dividend yield	0%	0%
Risk-free interest rate	3.28 - 4.42%	1.00 -1.87%
Weighted average grant date fair value	$17.17	$1.23
2005 Employee Stock Purchase Plan
     The Company’s 2005 Employee Stock Purchase Plan (“the Purchase Plan”) was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Purchase Plan became effective upon the closing of the Company’s initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended December 31, 2007 and 2008 were $16 and $35, respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option (“FTB No. 97-1”). The Purchase Plan is considered compensation under SFAS No. 123(R) and FTB No. 97-1.
     An aggregate of 1,400,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of December 31, 2008, a total of 1,371,920 shares were reserved and available for issuance under the Purchase Plan. As of December 31, 2008, the Company issued 28,080 shares under the Purchase Plan.
5. Income Taxes
     Effective October 1, 2007, the Company adopted Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income
Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) when accounting for its uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of exposure, which is more likely than not to be realized on ultimate settlement.
     The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). As of the three months ended December 31, 2008, a FIN 48 liability adjustment of $80 was recorded. The adjustment relates to the uncertainty of available tax credits. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The FIN 48 liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the three months ended December 31, 2007 and 2008, was 0% and 1%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
6. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three months ended
	December 31,
	2007	2008
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815
Stock options	2,792,868	3,448,145

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
7. Commitments
Severance Accrual
     In November 2008, the Company initiated a staff reduction and eliminated five positions. The Company recorded a charge of $137 for severance and benefit continuation. As of December 31, 2008, the Company has paid $104 of the $137 obligation, which leaves liabilities of $33 as a short term obligation.
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. The charge of $482 for the lump sum payment, salary and benefit continuation for two years and option acceleration modification charge of $643 have been recorded in the year ended September 30, 2008. The charge of $482 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of December 31, 2008, the Company has adjusted the obligation by $5 and paid $279 of the $482 obligation, which leaves liabilities of $198 as a short term obligation.
Leases
     On December 1, 2008, the Company entered into a lease agreement (the “Lease”) with Mulvaney Properties LLC to lease a facility located in Danbury, Connecticut (the “Leased Premises”) for fourteen months beginning December 1, 2008 until January 30, 2010, at a total lease and operating cost of $49. The Company has agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, the Company may renew the Lease for one additional year under the same terms and conditions.
8. Subsequent Event
Former General Counsel Severance Agreement
     On January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 and remain exercisable through the original expiration date. The charge of approximately $250 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification credit of approximately $400 will be recorded in the fiscal quarter ended March 31, 2009.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act;

•	our ability to secure approval by the FDA for our lead product candidate, VIAject™, without conducting additional pivotal clinical trials;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the progress, timing or success of our product candidates, particularly VIAject™, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject™ and secure patents for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II Item 1A — Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make.
     You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the hereto and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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
     Our most advanced product candidate is VIAject™, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We completed two pivotal Phase III clinical trials of VIAject™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In addition to VIAject™, we are developing VIAtab™, a sublingual, or below the tongue, tablet formulation of insulin. We have tested one formulation of VIAtab™ in Phase I trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We believe that VIAtab™ has the potential to rapidly deliver insulin, while sparing patients from the unpleasant aspects of injection therapy. We are developing VIAtab™ as a potential treatment for patients with Type 2 diabetes who are in the early stages of their disease. In addition to our insulin programs, our preclinical product candidates for the treatment of osteoporosis are VIAmass™ and VIAcal™. VIAmass™ is a sublingual rapid-acting formulation of parathyroid hormone 1-34. VIAcal™ is a sublingual rapid-acting formulation of salmon calcitonin. Pending further development of our regulatory plans for VIAject™, we have suspended significant expenditures for these earlier stage product candidates, as we believe that focusing our resources on the later-stage VIAject™ program provides our best opportunity to maximize stockholder value.
     We have developed all of our product candidates utilizing our proprietary VIAdel™ technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the U.S. Food and Drug Administration, or the FDA, to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.
Recent Developments
     We completed a bioequivalence study of VIAject™ in January 2009. The VIAject™ formulation used in the pivotal Phase III clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject™ diluent, which upon reconstitution yields a concentration of 25 IU/cc. We have developed a pre-mixed, liquid formulation of VIAject™ at a concentration of a 100 IU/cc, which we intend to include in our NDA. This formulation is being developed for use in vials and cartridges for pen injectors and insulin pumps. We have completed a 40 patient clinical trial which successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized presentation.
     The trial studying the bioquivalence of the 25 IU/cc and 100 IU/cc formulations also compared the relative levels of injection site discomfort associated with the two formulations. Each of the 40 patients in the trial received both the 25 IU/cc and 100 IU/cc formulations and were asked to compare the pain intensity upon injection of each formulation with the pain associated with the prandial insulin they normally utilized. While 20% of the study subjects reported that the pain upon injection was “moderately” or “greatly” increased when injected with the 25 IU/cc, only 5% of the subjects reported “moderately” more pain and no patients reported greatly more pain when injected with the 100 IU/cc formulation. Thirty percent of subjects who received the 25 IU/cc formulation and 45% of subjects upon receiving the 100 IU/cc formulation reported no pain with injection. For the balance of the 25 IU/cc and 100 IU/cc injections, subjects reported little to no difference in pain compared to the prandial insulin they normally used.
     We plan to conduct at least one additional clinical trial of VIAject™ in patients with Type 1 diabetes. The determination of whether to submit the new drug application, or NDA, prior to or after the new trial will be based on analyses of all data from both trials, expert consultation and the feedback from our recent meeting with officials from the Division of Metabolic and Endocrine Drug Products of the FDA. We plan to announce the timing of the NDA filing after we receive the final minutes from the FDA which we believe will be in the first calendar quarter.

     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $10.0 million for the three months ended December 31, 2008. As of December 31, 2008, we had a deficit accumulated during the development stage of $93.2 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 70% and 30%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
     While we have suspended significant expenditures on VIAtab™, VIAmass™, VIAcal™ and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAject™, we expect to continue to incur significant operating losses for the next several years. We do not anticipate that our research and development expenses will increase significantly over the next twelve months as we focus our product development efforts on obtaining regulatory approval for VIAject™. Nor do we anticipate that our expenses will decrease materially, if at all, as we:
•	continue our clinical trial extension program for the pivotal Phase III clinical trials of VIAject™, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAject™ to support our commercialization efforts and, potentially, FDA approval; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject™.
     If we obtain regulatory approval for VIAject™, research and development expenses may increase significantly as we prepare for the commercial launch of VIAject™ and restart development work on our early stage product candidates.
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

     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

			December 3, 2003
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2008	2008
	(amounts in thousands)
Research and development expenses:
Pre-clinical expenses	$1,270	$957	$10,501
Manufacturing expenses	1,327	2,631	13,018
Clinical/regulatory expenses	4,946	4,447	42,242

Total	$7,543	$8,035	$65,761

     The successful development of our product candidates is highly uncertain. While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject™, we do not expect our research and development expenses to decrease materially, if at all, particularly as we continue our Phase III clinical trial extension program for VIAject™, conduct new clinical trials of VIAject™, produce both registration and validation batches, and purchase recombinant human insulin. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA;

•	the costs associated with preparing and submitting an NDA for our lead product candidate, VIAjectTM;

•	our ability to secure approval by the FDA for VIAject™ without conducting additional pivotal clinical trials;

•	the size, endpoints and duration of additional clinical trials of VIAject™ in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjectTM;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
     A change in the outcome of any of these variables with respect to the development of VIAject™ prior to our filing an NDA for VIAject™ or our other product candidates could mean a significant change in the costs and timing associated with product development. For example, if the FDA or other regulatory authority were to require us to conduct an additional pivotal Phase III clinical trial of VIAject™, we could be required to expend significant additional financial resources and time on the completion of that clinical development program.
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

     We anticipate that our general and administrative expenses will not increase significantly as we focus our product development efforts on obtaining regulatory approval for VIAject™. If we materially alter our development plans for VIAject™ after meeting with the FDA, we may incur unanticipated general and administrative expenses for the following reasons, among others:
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
Marketable Securities
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) issued by the Financial Accounting Standard Board (“FASB”) in May 1993, our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value. At December 31, 2008, marketable securities total $18.1 million.
Comprehensive Income (Loss)
     We classify our marketable securities as available for sale, in accordance with SFAS No. 130, Reporting Comprehensive Income, issued by the FASB in June 1997. Other Comprehensive Income include changes in equity for unrealized holding gains/(losses) on marketable securities, which have arose during the period. As of December 31, 2008, the net unrealized gain on marketable securities was $86,000.
Interest Income
     Due to the uncertainty in the credit and financial markets, we have modified our investment strategy and primarily invested in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. The focus on preserving cash and investing in stable securities inevitably generated lower returns during the three months ended December 31, 2008. We intend to maintain this strategy until the credit and financial markets improve and become more stable.
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
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There have been no material changes to such policies since the filing of such Annual Report.
Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact that the adoption of SFAS No. 141(R) will have on our financial statements and results of operations.
Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2008
     Revenue. We did not recognize any revenue during the three months ended December 31, 2007 or 2008.
     Research and Development Expenses.

	Three Months Ended
	December 31,		Increase
	2007	2008	$	%
	(in thousands)
Research and Development	$7,543	$8,035	$492	6.5%

Percentage of net loss	68.4%	80.2%

     Research and development expenses were $8.0 million for the three months ended December 31, 2008, an increase of $0.5 million, or 6.5%, from $7.5 million for the three months ended December 31, 2007. This increase was primarily attributable to the net effect of the following events. We purchased $1.7 million of API (recombinant human insulin), during the fiscal quarter ended December 31, 2008, to build commercial supply inventory for VIAject™. The remaining increase in the fiscal quarter ended December 31, 2008 is attributable to $0.2 million in personnel expenses, $0.3 million in consulting expenses, and $0.4 million in patent expense, animal studies and manufacturing/research supplies. These increases were offset by savings in clinical fees of $1.6 million and $0.5 million in manufacturing of commercial batches of VIAject™. The savings in clinical fees are the results of patient enrollment expenses of approximately $0.7 million that occurred during the fiscal quarter ended December 31, 2007, plus an approximate savings of $1.0 million due to the completion of the two pivotal clinical trials that occurred in the last quarter of fiscal year 2008. Research and development expenses for the three months ended December 31, 2008 include $0.3 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
     While we have suspended significant expenditures on VIAtab™, VIAmass™, VIAcal™ and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAject™, we do not anticipate that our research and development expenses will decrease materially, if at all, as we continue our Phase III clinical trial extension program for VIAject™, conduct new clinical trials of VIAject™, produce both registration and validation batches, and purchase recombinant human insulin.
General and Administrative Expenses.

	Three Months Ended
	December 31,		Decrease
	2007	2008	$	%
	(in thousands)
General and Administrative	$4,133	$2,281	$1,852	44.8%

Percentage of net loss	37.5%	22.8%

     General and administrative expenses were $2.3 million for the three months ended December 31, 2008, a decrease of $1.9 million, or 44.8%, from $4.1 million for the three months ended December 31, 2007. This decrease was primarily attributable to one-time charges that occurred in the three months ended December 31, 2007 that consisted of a severance accrual of $1.2 million for our former chief financial officer and $0.4 million in share-based compensation for two newly appointed board members. General and administrative expenses for the three months ended December 31, 2008 include $0.8 million in stock-based compensation expense related to options granted to employees.

     We do not expect our general and administrative expenses to increase significantly over the current fiscal year as we focus our product development efforts on obtaining regulatory approval for VIAject™. Over the longer term, however, we anticipate these expenses will increase as we approach the commercial launch of VIAject™.
Interest and Other Income.

	Three Months Ended
	December 31,		Decrease
	2007	2008	$	%
	(in thousands)
Interest and Other Income	$672	$242	$430	64.0%

Percentage of net loss	6.1%	2.4%

     Interest and other income decreased to $0.2 million for the three months ended December 31, 2008 from $0.7 million for the three months ended December 31, 2007. The decrease was primarily due to shifting our investments primarily into treasury securities.
Net Loss per Share.

	Three Months Ended
	December 31,		Decrease
	2007	2008	$	%
	(in thousands, except per share amounts)
Net loss	$(11,025)	$(10,024)	$1,001	9.08%

Net loss per share	$(0.55)	$(0.42)

     Net loss was $10.0 million, or $(0.42) per share, for the three months ended December 31, 2008 compared to $11.0 million, or $(0.55) per share, for the three months ended December 31, 2007. The decrease in net loss was primarily attributable to the decreased expenses described above. While we have suspended significant expenditures of our earlier stage product candidates in order to focus our product developments efforts on obtaining regulatory approval for VIAject™, we expect our losses to increase in the future as we initiate additional clinical trials of VIAject™ to support our commercialization efforts and, potentially, FDA approval.
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
     At December 31, 2008, we had cash, cash equivalents and marketable securities totaling approximately $81.1 million. To date, we have invested our excess funds primarily in managed money funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $9.3 million for the three months ended December 31, 2008 and $6.4 million for the three months ended December 31, 2007. Net cash used in operating activities for the three months ended December 31, 2008 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and decreases in accounts payable and accrued expenses. Net cash used in operating activities for the three months ended December 31, 2007 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and increases in accounts payable.
     Net cash provided by/(used in) investing activities was $7.5 million for the three months ended December 31, 2008 and $(1.1) million for the three months ended December 31, 2007. Net cash provided by investing activities for the three months ended December 31, 2008 primarily reflects the sale of marketable securities. Net cash used in investing activities for the three months ended December 31, 2007 primarily reflects purchases of property and equipment and leasehold improvement costs for our facilities at Christopher Columbus Avenue and Saw Mill Road.

     Net cash provided by financing activities was $26,000 for the three months ended December 31, 2008 and $0.2 million for the three months ended December 31, 2007. Net cash provided by financing activities in 2008 primarily reflects sale of stock through our 2005 Employee Stock Purchase Plan. Net cash provided by financing activities in 2007 primarily reflects the proceeds from the exercise of options and sale of stock through our 2005 Employee Stock Purchase Plan.
Funding Requirements
     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of fiscal year 2010. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. For example, if the FDA were to require us to conduct an additional pivotal Phase III clinical trial of VIAject™ that is more extensive than any we currently contemplate, our existing capital resources may not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject™ under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting an NDA for VIAjectTM;

•	our ability to secure approval by the FDA for our lead product candidate, VIAject™, without conducting additional pivotal clinical trials;

•	the size, endpoints and duration of additional clinical trials of VIAject™ in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjectTM;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject™;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	the cost, timing and outcome of regulatory review of our product candidates:

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates:

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject™ Phase III clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

		Less Than			More Than
(in thousands, except per share amounts)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$3,029	$576	$1,561	$892	$—
Purchase commitments	26,176	8,152	18,024	—	—

Total fixed contractual obligations	$29,205	$8,728	$19,585	$892	$—

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $10.0 million for the three months ended December 31, 2008. As of December 31, 2008, we had a deficit accumulated during the development stage of approximately $93.2 million. We have devoted substantially all of our time, money and efforts to the research and development of VIAject™, VIAtab™ and our preclinical product candidates. We have not completed development of any drugs. While we have suspended significant expenditures on VIAtab™, VIAmass™ and VIAcal™ pending further development of our regulatory plans for VIAject™, we expect to continue to incur significant operating losses for at least the next several years. We do not anticipate that our expenses will decrease materially, if at all, as we:
•	continue our clinical trial extension program for the pivotal Phase III clinical trials of VIAject™, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAject™ to support our commercialization efforts and, potentially, FDA approval;

•	conduct additional Phase I clinical development of VIAtab™ and subsequently initiate Phase II and Phase III clinical trials;

•	continue the research and development of our preclinical product candidates, VIAmass™ and VIAcal™, and advance those product candidates into clinical development;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	produce required registration and validation batches of VIAject™ vials and cartridges to support our NDA for VIAject™; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject™.
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject™ are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and additional investment before they can be commercialized. We may determine, based on ongoing analysis of the data from our completed pivotal Phase III clinical trials of VIAject™, that additional clinical trials will be required before we can submit an NDA for this product candidate or reasonably expect to obtain marketing approval from the FDA. If so, we anticipate that VIAject™ would not become commercially available for at least 30 months, if at all. Even if it is determined that no additional clinical trials will be required, we anticipate that VIAject™ would not be commercially available for at least the next 18 months, if at all.
     While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject™, we do not expect our research and development expenses to decrease materially, if at all, particularly as we continue our Phase III clinical trial extension program for VIAject™, develop new clinical trials of VIAject™ to support our commercialization efforts, produce both registration and validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the end of fiscal year 2010. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, particularly in light of our planned strategic review of our regulatory plans for VIAject™. Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject™ under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting an NDA for VIAjectTM;

•	our ability to secure approval by the FDA for our lead product candidate, VIAject™, without conducting additional pivotal clinical trials;

•	the size, endpoints and duration of additional clinical trials of VIAject™ in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAjectTM;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject™;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;

•	the cost, timing and outcome of regulatory review of our product candidates:

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates:

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject™ Phase III clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject™. The results from our completed pivotal Phase III clinical trials of VIAject™ may not be sufficient to file an NDA for VIAject™ or to obtain marketing approval from the FDA. If we are unable to commercialize VIAject™ or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject™. Our ability to generate significant product revenues, which we do not expect will occur for at least the next 30 months, if ever, will depend heavily on the successful development and eventual commercialization of this product candidate. The results from our completed pivotal Phase III clinical trials of VIAject™ may not be sufficient to file an NDA for VIAject™ or obtain marketing approval from the FDA. Our initial assessment that the data anomalies observed in India in the Phase III clinical trial for patients with Type 1 diabetes make the data not valid for determining non-inferiority may change as we continue analyzing all the data from the Phase III clinical trials. Even if our assessment does not change, the FDA may not agree with us and may require that we conduct additional clinical trials with VIAject™ before considering or approving our marketing application. If we determine, or if the FDA requires, that additional trials should be conducted prior to submitting our NDA for VIAject™, our NDA submission would be delayed by at least twelve months and would likely be filed no earlier than the second calendar quarter of 2010.
The results of early stage clinical trials do not ensure success in later stage clinical trials or commercial success.
     We have completed and released the preliminary results of our two pivotal Phase III clinical trials of VIAject™. Additionally, we have tested one formulation of VIAtab™ in Phase I clinical trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We have not completed the development of any products through commercialization. VIAject™ continues to be tested in our Phase III clinical trial extension program and we believe we will need to conduct additional clinical trials to be successful in our commercialization efforts and, potentially, in order to receive FDA approval. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that our clinical trials of VIAject™ will ultimately be successful. New information regarding the safety and efficacy of VIAject™ may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In addition, we will need to conduct Phase II and Phase III clinical trials of VIAtab™ in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell VIAtab™ from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:
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
•	we may decide, or the FDA may require us, to conduct additional clinical trials of VIAject™ prior to submitting an NDA based on data from India in one of our pivotal Phase III clinical trials that we found to be anomalous when compared to data from the United States and Germany for the same clinical trial;

•	we may not resume significant preclinical and clinical development of VIAtab™, VIAmass™ or VIAcal™ until we determine our regulatory plans for VIAject™ or until a later time we deem appropriate;

•	our preclinical tests or other clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we had expected to be promising;

•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate, any of which would result in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events. In our preliminary analysis of our completed pivotal Phase III clinical trials we found that VIAject™ reduced the risk of hypoglycemic events in patients with Type 1 and Type 2 diabetes when compared to these patients receiving Humulin® R. However, due to data from India in our pivotal Phase III clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject™ when compared to Humulin® R in terms of blood glucose control. Additionally, we found that VIAject™ was associated with injection site pain, although the prevalence of pain decreased during the course of the treatment.
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
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/cc formulation of VIAject™ and the degree to which injection site pain may be associated with this formulation, if at all;

•	the label and promotional claims allowed by the FDA, such as, in the case of VIAject™, claims relating to glycemic control, hypoglycemia, weight gain, injection site pain, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from clinical trials of VIAject™. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.
We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with VIAject™. Halozyme Therapeutics, Inc. has conducted a Phase I clinical trial of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Generex Biotechnology Corporation has developed an oral spray that is currently in Phase III development. Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has announced its intention to file an NDA in early 2009. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc, and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. To date, we have relied on two commercial manufacturers to manufacture our VIAject™ product candidate. However, in September 2008 we received notice from our primary manufacturer that they intend to sell, or possibly close, the facility where VIAject™ has been manufactured. As a result, we now intend to conduct all future manufacturing of VIAject™ with our remaining manufacturer. We intend to negotiate a commercial manufacturing agreement with this manufacturer and cannot guarantee that we will reach agreement in a timely manner or on terms that are favorable to us.
     There can be no assurance that our manufacturers will support our VIAject™ or other manufacturing programs in the future. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
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
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current clinical trial extension program and anticipated future clinical trials of VIAject™. In addition, we believe that the quantities available under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAject™. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We believe that we will be able to qualify a new insulin supplier prior to December 2010. However, we cannot assure you that we will be able to qualify a new insulin supplier prior to December 2010. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject™ and VIAtab™, which would have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     We have been granted one patent and have nine pending United States patent applications relating to our VIAdel™, VIAject™ and VIAtab™ technology and one pending foreign patent application relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
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
     Our product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be demonstrated effective, may be demonstrated only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or may prevent or limit commercial use. For example, with regard to VIAject™, due to data from India in our pivotal Phase III clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject™ when compared to Humulin® R in terms of blood glucose control.
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
     We believe that VIAject™ and VIAtab™ qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug that is associated with more intra-and inter-patient variability than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses insulin Section 505(b)(2) NDAs. No other insulin product has yet been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.
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
     On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007, or the FDAAA. This new legislation grants significant new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a significant impact on the pharmaceutical industry, the extent of the impact is not yet known. The new requirements and changes imposed by the FDAAA may make it more difficult, and more costly, to obtain and maintain approval of new pharmaceutical products and to produce, market and distribute existing products.
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
     If our development and commercialization plans for VIAject™ are successful, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders have significant ability to control all matters submitted to stockholders for approval.
     Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 65% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a significant controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.

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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of January 31, 2009, we had outstanding 23,712,250 shares of common stock. Of these, approximately 11.8 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.
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

Dated: February 6, 2009	BIODEL INC.
	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.