Form 10-Q
period 2009-03-31
Biodel Inc
filed 2009-05-08
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 30, 2009 there were 23,722,826 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2008 and March 31, 2009 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2008 and 2009 and for the period from December 3, 2003 (inception) to March 31, 2009	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2009	3

Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2008 and 2009 and for the period from December 3, 2003 (inception) to March 31, 2009	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1A. Risk Factors	24

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits	37

Signatures	38
EX-10.1
EX-10.2
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$64,731	$60,025
Marketable securities, available for sale	25,552	12,042
Taxes receivable	1,988	2,145
Prepaid and other assets	1,130	875

Total current assets	93,401	75,087
Property and equipment, net	3,931	3,589
Intellectual property, net	59	57
Other assets	120	—

Total assets	$97,511	$78,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$813	$611
Accrued expenses:
Clinical trial expenses	4,163	5,150
Payroll and related	1,420	885
Accounting and legal fees	509	420
Severance expense	268	393
Other	839	586
Income taxes payable	1,012	1,116

Total current liabilities	9,024	9,161

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,698,558 and 23,721,169 shares issued and outstanding	237	237
Additional paid-in capital	171,506	174,160
Accumulated other comprehensive (loss) income	(62)	22
Deficit accumulated during the development stage	(83,194)	(104,847)

Total stockholders’ equity	88,487	69,572

Total liabilities and stockholders’ equity	$97,511	$78,733

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3,
					2003
	Three Months Ended		Six Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2008	2009	2008	2009	2009
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	7,105	8,361	14,650	16,396	74,122
General and administrative	3,532	3,435	7,664	5,716	31,367

Total operating expenses	10,637	11,796	22,314	22,112	105,489
Other (income) and expense:
Interest and other income	(1,111)	(78)	(1,783)	(320)	(5,423)
Interest expense	—	—	—	—	78
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(9,526)	(11,718)	(20,531)	(21,792)	(100,771)
Tax provision (benefit)	31	(89)	53	(139)	(984)

Net loss	(9,557)	(11,629)	(20,584)	(21,653)	(99,787)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(9,557)	$(11,629)	$(20,584)	$(21,653)	$(104,847)

Net loss per share — basic and diluted	$(0.43)	$(0.49)	$(0.97)	$(0.91)

Weighted average shares outstanding — basic and diluted	22,045,400	23,717,800	21,116,654	23,698,558

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

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

								Accumu-	Deficit
								lated Other	Accumu-
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Compre-	lated During	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	hensive	the Develop-	Stockholders’
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Income	ment Stage	Equity
Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	—	—	—	171,506	(62)	(83,194)	88,487
Share-based compensation	—	—	—	—	—	—	2,615	—	—	2,615
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	84	—	84
Stock options exercised	8,919	—	—	—	—	—	12	—	—	12
Proceeds from sale of stock — ESPP	13,692	—	—	—	—	—	27	—	—	27
Net loss	—	—	—	—	—	—	—	—	(21,653)	(21,653)

Balance, March 31, 2009 (unaudited)	23,721,169	$237	—	$—	—	$—	$174,160	$22	$(104,847)	$69,572

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3, 2003
	Six months ended		(inception) to
	March 31,		March 31,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(20,584)	$(21,653)	$(99,787)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	420	1,692
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	3,969	2,525	12,759
Share-based compensation for non-employees	266	90	2,321
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	208
Write-off of loan to related party	—	—	41
Income tax receivable	—	(157)	(2,145)
Increase (decrease) in prepaid expenses	299	375	(875)
Increase (decrease) in:
Accounts payable	690	(202)	611
Income taxes payable	(99)	104	1,116
Accrued expenses	990	235	7,653

Total adjustments	6,316	3,390	24,279

Net cash used in operating activities	(14,268)	(18,263)	(75,508)

Cash flows from investing activities:
Purchase of property and equipment	(1,837)	(77)	(5,249)
Purchase of marketable securities	(3,803)	—	(25,614)
Sale of marketable securities	—	13,595	13,595
Acquisition of intellectual property	(28)	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	(5,668)	13,518	(17,607)

Cash flows from financing activities:
Options exercised	788	12	919
Warrants exercised	112	—	535
Employee stock purchase plan	81	27	208
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	46,817	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—		19,205

Net cash provided by financing activities	47,798	39	153,140

Net (decrease) increase in cash and cash equivalents	27,862	(4,706)	60,025
Cash and cash equivalents, beginning of period	80,022	64,731	—

Cash and cash equivalents, end of period	$107,884	$60,025	$60,025

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Six months ended		(inception) to
	March 31,		March 31,
	2008	2009	2009
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	88	85	220
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Business and Basis of Presentation
  Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for endocrine disorders, such as diabetes and osteoporosis. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company’s most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin and two preclinical product candidates for the treatment of osteoporosis. The Company has developed all of its product candidates utilizing its proprietary VIAdel™ technology that allows the Company to study the interaction between peptide hormones and small molecules.
     VIAject® is the Company’s proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. The Company has completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials the Company compared VIAject® to Humulin® R, a form of recombinant human insulin. The Company believes that results from both Phase 3 studies showed that VIAject® was non-inferior to Humulin® R in terms of glucose control, when measured by the mean change in patients’ hemoglobin A1c (“HbA1c”) levels. The results also demonstrated lower incidence of hypoglycemia and less weight gain in patients receiving VIAject® as compared to patients receiving Humulin® R.
     The Company, in March 2009, announced its plan to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the second half of calendar year 2009 for approval to market VIAject® for the treatment of diabetes. The NDA will be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as the two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. The Company believes VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime.
     The Company completed a 40 patient bioequivalence clinical trial of VIAject® in January 2009. The VIAject® formulation used in the pivotal Phase 3 clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject® diluent, which upon reconstitution yields a concentration of 25 IU/cc. The Company has developed a pre-mixed, liquid formulation of VIAject® at a concentration of 100 IU/cc, which is the formulation which marketing approval will be sought. This formulation is being developed in two presentations: vials for use with syringes and insulin pumps and cartridges for both disposable and reusable pen injectors. The bioequivalence trial successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized presentation. The Company plans to conduct additional trials to further improve VIAject’s® commercial prospects.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2008 audited financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2008. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or any other interim period.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 and there was no material effect on its financial position and results of operations.
Derivatives
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted SFAS No. 161. As SFAS No. 161 only requires additional disclosures concerning derivatives and hedging activities, this standard did not have an impact on the Company’s financial position and results of operations.
  Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is still evaluating the impact of SFAS No. 141(R) and does not expect it to have a material effect on its financial position and results of operations.
     In April 2009, the FASB issued three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs are effective for interim and annual periods ending after June 15, 2009.
     FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157 and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.
     FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP 115-2 and 124-2 also require increased and timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     FSP FAS 107-1 and Accounting Principles Board Opinion 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP 107-1, fair values for these assets and liabilities were only required to be disclosed once a year. FSP 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
     The Company is still evaluating the impact of FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1, if any, but does not expect them to have a material impact on its financial position or results of operations.
2. Marketable Securities
     The Company classifies marketable securities as available for sale and accounts for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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
     Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at March 31, 2009 are summarized below. The securities listed as of March 31, 2009 mature on various dates through August 2009.

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short term marketable securities
US government agency securities	9,024	17	—	9,041
Corporate and agency bonds	1,000	1	—	1,001
Discount and bank notes	1,996	4	—	2,000

Total	$12,020	$22	$—	$12,042

     The securities listed as of March 31, 2009 mature on various dates through August 2009. Contractual maturities of available-for-sale debt securities at March 31, 2009 are as follows:

Estimated
Fair Value
Within one year	$2,000
1-5 years	10,042

Total	$12,042

The Company classifies all its marketable securities as current.

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
     As of March 31, 2009, the Company’s only assets that fell under the scope of SFAS No. 157 were its investments — marketable securities. The fair values of the marketable securities were based on quoted market prices. Accordingly, the Company’s fair value measurements of its marketable securities are classified as a Level 1 input.
     The fair value of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund	$59,103	$59,103	$—	$—
US government agency securities	9,041	9,041	—	—
Corporate and agency bonds	1,001	1,001	—	—
Discount and bank notes	2,000	2,000	—	—

Total	$71,145	$71,145	$—	$—

4. Share-Based Compensation
     The Company applies SFAS No. 123 (Revised 2004), Share-Based Payments, (“SFAS No. 123(R)”) on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS No. 123(R) requires the Company to recognize share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS No. 123(R), particularly in terms of line of business, stage of development, size and financial leverage.
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

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge for options granted to non-employees for the three and six months ended March 31, 2008 and 2009 was $419, $12, $266 and $90, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and six months ended March 31, 2008 and 2009 was $2,166, $1,377, $3,969 and $2,525, respectively. At March 31, 2009, the total compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $12,064 which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the six months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2008	3,135,390	$13.92		$832,000
Granted	611,500	2.69
Exercised	8,919	1.41		$34,000
Forfeited, expired	(142,842)	16.69

Outstanding options, March 31, 2009	3,595,129	$11.88	6	$2,465,000

Exercisable options, March 31, 2009	1,651,756	$10.63	6	$1,296,000

     The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2008 and 2009 are determined as discussed below:

	Three Months ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Expected life (in years)	5.25	5.25	5.25	5.25
Expected volatility	58% – 66%	61%-62%	58% – 66%	59% – 62%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.46% – 3.54%	1.51%-1.99%	2.46% – 4.23%	1%-1.99%
Weighted average grant date fair value	$7.55	$3.75	$9.41	$2.69
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
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. When the purchase price for a new offering period is lower than previously established purchase price(s) participants in the Purchase Plan are automatically rolled over into the lower-priced offering. Additionally, participants may elect to enroll in any new offering at the time the offering commences. However, participants may only be enrolled in a single offering at any given time. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the six months

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
ended March 31, 2008 and 2009 were $22 and $43, respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board, Technical Bulletin No. 97-1 (As Amended) Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option (“FTB No. 97-1”). The Purchase Plan is considered compensation under SFAS No. 123(R) and FTB No. 97-1.
     An aggregate of 1,500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of March 31, 2009, a total of 1,471,920 shares were reserved and available for issuance under the Purchase Plan. As of March 31, 2009, the Company issued 28,080 shares under the Purchase Plan.
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
     The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). As of the six months ended March 31, 2009, a FIN 48 liability adjustment of $160 was recorded. The adjustment relates to the uncertainty of available tax credits. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The FIN 48 liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the six months ended March 31, 2008 and 2009, was 0% for both periods, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
6. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Common shares underlying warrants for Series A
Preferred Stock	118,815	118,815	118,815	118,815
Stock options	2,972,768	3,595,129	2,972,768	3,595,129
7. Commitments
Former General Counsel Severance Agreement
     Effective January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 that remain exercisable through the original expiration date. The charge of approximately $277 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
charge of approximately $100 have been recorded in the fiscal quarter ended March 31, 2009. As of March 31, 2009 the Company has paid $46 of the $277 obligation, which leaves liabilities of $231 as short term obligations.
Severance Accrual
     In November 2008, the Company initiated a staff reduction and eliminated five positions. The Company recorded a charge of $137 for severance and benefit continuation. As of March 31, 2009, the Company has paid $132 of the $137 obligation, which leaves liabilities of $5 as a short term obligation. In addition, due to the additional COBRA requirements required by the American Recovery and Reinvestment Act of 2009, the Company has recorded a charge of $19, which leaves liabilities of $19 as short term obligations.
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. The charge of $482 for the lump sum payment, salary and benefit continuation for two years and were recorded in the year ended September 30, 2008. The charge of $482 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of March 31, 2009, the Company has adjusted the obligation by $5 and paid $339 of the $482 obligation, which leaves liabilities of $138 as a short term obligation.
  Leases
     On December 1, 2008, the Company entered into a lease agreement (the “Lease”) with Mulvaney Properties LLC to lease a facility located in Danbury, Connecticut (the “Leased Premises”) for fourteen months beginning December 1, 2008 and ending January 30, 2010, at a total lease and operating cost of $49. The Company has agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, the Company may renew the Lease for one additional year under the same terms and conditions.

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
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	our ability to file our New Drug Application, or NDA, for VIAject® by the end of the calendar year 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;

•	the progress, timing or success of our product candidates, particularly VIAject®, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject® and secure patents for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     Our most advanced product candidate is VIAject®, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In addition to VIAject®, we are developing VIAtab™, a sublingual, or below the tongue, tablet formulation of insulin. We have tested one formulation of VIAtab™ in Phase 1 trials in patients with Type 1 diabetes and plan to develop additional formulations for further clinical testing. We are developing VIAtab™ as a potential treatment for patients with Type 2 diabetes who are in the early stages of their disease. In addition to our insulin programs, we have two preclinical product candidates for the treatment of osteoporosis — VIAmass™ and VIAcal™. VIAmass™ is a sublingual rapid-acting formulation of parathyroid hormone 1-34. VIAcal™ is a sublingual rapid-acting formulation of salmon calcitonin. Pending further development of our regulatory plans for VIAject®, we have suspended significant expenditures for these earlier stage product candidates, as we believe that focusing our resources on the later-stage VIAject® program provides our best opportunity to maximize stockholder value.
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
Recent Developments
     In March 2009, we announced our plan to submit an NDA to the FDA in the second half of this calendar year to market VIAject® for the treatment of diabetes. After reviewing all of the data from the two pivotal Phase 3 clinical trials with regulatory consultants and meeting with the FDA staff, we decided to proceed with the submission of our NDA under section 505(b)(2) of the FFDCA. The NDA will be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. We intend to seek approval for the 100 IU/cc liquid formulation of VIAject®, which is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials.
     In September 2008, we reported that preliminary efficacy results from patients with Type 1 diabetes in India in our Phase 3 clinical trial of VIAject® were not comparable to results from patients in the United States and Germany. While non-inferiority of VIAject® to Humulin® R was achieved without the data from India, it was not achieved when the data from India was included. We identified probable causes for the variance in the data from India with assistance of regulatory consultants and presented the results to the FDA in January 2009 in our pre-NDA briefing package. Among the causes noted in the briefing package, an identifiable subset of blood samples from patients in India was found to be compromised due to excessive heat exposure in transit to a central laboratory. When the compromised samples are removed from the efficacy analysis, non-inferiority in both the Type 1 and Type 2 trials is achieved.
     We completed a 40 patient bioequivalence clinical trial of VIAject® in January 2009. The VIAject® formulation used in the pivotal Phase 3 clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject® diluent, which upon reconstitution yields a concentration of 25 IU/cc. We have developed a pre-mixed, liquid formulation of VIAject® at a concentration of 100 IU/cc, which will be the formulation in the NDA. This formulation is being developed in two presentations: vials for use with syringes and insulin pumps and cartridges for both disposable and reusable pen injectors. The bioequivalence trial successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized presentation.
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
     We plan to conduct additional clinical trials designed to generate additional data to enhance the potential marketing of VIAject®.

     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $21.7 million for the six months ended March 31, 2009. As of March 31, 2009, we had a deficit accumulated during the development stage of $104.8 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 70% and 30%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
     While we have suspended significant expenditures on VIAtab™, VIAmass™, VIAcal™ and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAject®, we expect to continue to incur significant operating losses for the next several years as we:
•	continue our clinical trial extension program for the pivotal Phase 3 clinical trials of VIAject®, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®.
     If we obtain regulatory approval for VIAject®, research and development expenses may increase significantly as we prepare for the commercial launch of VIAject® and reinvigorate development work on our early stage product candidates.
     We have used our employee and infrastructure resources across multiple research projects, including our drug development programs. To date, we have not tracked expenses related to our product development activities on a program-by-program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our VIAject® program.
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3, 2003
					(Inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2009	2008	2009	2009
	(in thousands)
Research and development expenses:
Preclinical expenses	$788	$623	$1,632	$1,580	$11,124
Manufacturing expenses	672	2,652	1,856	5,283	15,670
Clinical/regulatory expenses	5,645	5,086	11,162	9,533	47,328

Total	$7,105	$8,361	$14,650	$16,396	$74,122

     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	our ability to file our NDA for VIAject® by the end of the calendar year 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	the size, endpoints and duration of additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	the cost to develop an insulin pen program for use with VIAject®;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
     A change in the outcome of any of these variables with respect to the development of VIAject® or our other product candidates could mean a significant change in the costs and timing associated with product development. For example, if the FDA or other regulatory authority were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject®, we could be required to expend significant additional financial resources and time on the completion of that clinical development program.
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
     We anticipate that our general and administrative expenses will not change significantly as we focus our product development efforts on obtaining regulatory approval for VIAject®. Over the longer term, however, these expenses could increase as we approach the commercial launch of VIAject®.
  Marketable Securities
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) issued by the Financial Accounting Standard Board (“FASB”) in May 1993, our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value. At March 31, 2009, marketable securities total $12.0 million.
  Comprehensive Income (Loss)
     We classify our marketable securities as available for sale, in accordance with SFAS No. 130, Reporting Comprehensive Income, issued by the FASB in June 1997. Other Comprehensive Income include changes in equity for unrealized holding gains/(losses) on marketable securities, which have arose during the period. As of March 31, 2009, the net unrealized gain on marketable securities was $22,000.
  Interest Income
     Due to the uncertainty in the credit and financial markets, we have modified our investment strategy and primarily invested in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. The focus on preserving cash and investing in stable securities generated lower returns during the three and six months ended March 31, 2009. We intend to maintain this strategy until the credit and financial markets improve and become more stable.

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
Adopted Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161. As SFAS No. 161 only requires additional disclosures concerning derivatives and hedging activities, this standard did not have an impact on our financial position and results of operations.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), and do not expect it to have a material effect on our financial position and results of operations.
     In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs are effective for interim and annual periods ending after June 15, 2009.
     FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements, and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.
     FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP 115-2 and 124-2 also require increased and timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.
     FSP FAS 107-1 and Accounting Principles Board Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP 107-1, fair values for these assets and liabilities were only required to be disclosed once a year. FSP 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
     We are still evaluating the impact of FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1, if any, but do not expect them to have a material impact on our financial position or results of operations

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009
Revenue. We did not recognize any revenue during the three months ended March 31, 2008 or 2009.
Research and Development Expenses.

	Three Months Ended
	March 31,		Increase
	2008	2009	$	%
	(in thousands)
Research and Development	$7,105	$8,361	$1,256	17.7%

Percentage of net loss	74%	72%

     Research and development expenses were $8.4 million for the three months ended March 31, 2009, an increase of $1.3 million, or 17.7%, from $7.1 million for the three months ended March 31, 2008. This increase was primarily attributable to our purchase of $1.4 million of recombinant human insulin during the fiscal quarter ended March 31, 2009, to build commercial supply inventory for VIAject®. The remaining increase is attributable to $0.2 million in consulting expenses and $0.4 million in manufacturing expenses. These increases were offset by savings of $0.8 million in clinical fees. The savings in clinical fees are the results of patient dropouts in the extension trials and savings due to the completion of the two pivotal Phase 3 clinical trials that occurred in the last quarter of fiscal year 2008. Research and development expenses for the three months ended March 31, 2009 include $0.4 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
General and Administrative Expenses.

	Three Months Ended
	March 31,		Decrease
	2008	2009	$	%
	(in thousands)
General and Administrative	$3,532	$3,435	$97	2.8%

Percentage of net loss	37%	30%

     General and administrative expenses were $3.4 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 2.8%, from $3.5 million for the three months ended March 31, 2008. This decrease was attributable to the net effect of one-time charges in the three months ended March 31, 2009 consisting of a severance accrual of $0.3 million and a stock-based compensation charge of $0.1 million for our former general counsel, offset by a decrease of $0.2 million in consulting and $0.3 million in stock-based compensation. General and administrative expenses for the three months ended March 31, 2009 include $1.0 million in stock-based compensation charge related to options granted to employees and $39,000 in stock-based compensation credit related to options granted to non-employees.
  Interest and Other Income.

	Three Months Ended
	March 31,		Decrease
	2008	2009	$	%
	(in thousands)
Interest and Other Income	$1,111	$78	$1,033	93.0%

Percentage of net loss	12%	1%

     Interest and other income was $0.1 million for the three months ended March 31, 2009, a decrease of $1.0 million, or 93.0% from $1.1 million for the three months ended March 31, 2008. The decrease was primarily due to the shifting of our investments primarily into treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the six months ended March 31, 2009.

Net Loss and Net Loss per Share

	Three Months Ended
	March 31,		Increase
	2008	2009	$	%
	(in thousands, except per share amounts)
Net loss	$(9,557)	$(11,629)	$2,072	21.7%

Net loss per share	$(0.43)	$(0.49)

     Net loss was $11.6 million, or $(0.49) per share, for the three months ended March 31, 2009 compared to $9.6 million, or $(0.43) per share, for the three months ended March 31, 2008. The increase in net loss was primarily attributable to the increase in research and development expenses and the decrease in interest and other income described above.
Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2009
Revenue. We did not recognize any revenue during the six months ended March 31, 2008 or 2009.
Research and Development Expenses

	Six Months Ended
	March 31,		Increase
	2008	2009	$	%
	(in thousands)
Research and Development	$14,650	$16,396	$1,746	11.9%

Percentage of net loss	71%	71%

     Research and development expenses were $16.4 million for the six months ended March 31, 2009, an increase of $1.7 million, or 11.9%, from $14.7 million for the six months ended March 31, 2008. Specific increases in research and development expenses include $3.1 million related to our purchase of recombinant human insulin to build commercial supply inventory for VIAject®, $0.7 million in consulting expenses, and $0.5 million in personnel expenses. These increases were offset by decreases of $2.4 million in clinical trial expenses and $0.5 million related to manufacturing expenses, a direct result of the completion of our two pivotal Phase 3 clinical trials. Research and development expenses for the six months ended March 31, 2009 include $0.7 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
General and Administrative Expenses

	Six Months Ended
	March 31,		Decrease
	2008	2009	$	%
	(in thousands)
General and Administrative	$7,664	$5,716	$1,948	25.4%

Percentage of net loss	37%	30%

     General and administrative expenses were $5.7 million for the six months ended March 31, 2009, a decrease of $1.9 million, or 25.4%, from $7.7 million for the six months ended March 31, 2008. This decrease was primarily attributable to a $0.4 million decrease in personnel expense and a $1.5 million decrease in stock-based compensation expenses. General and administrative expenses for the six months ended March 31, 2009 include $1.8 million in stock-based compensation expense related to options granted to employees and $14,000 in stock-based compensation credit related to options granted to non-employees.
  Interest and Other Income

	Six Months Ended
	March 31,		Decrease
	2008	2009	$	%
	(in thousands)
Interest and Other Income	$1,783	$320	$1,463	82.1%

Percentage of net loss	9%	5%

     Interest and other income was $0.3 million for the six months ended March 31, 2009, a decrease of 1.4 million, or 82.1%, from $1.8 million for the six months ended March 31, 2008. The decrease was primarily due to a decrease in investments and the shifting of our investments primarily into treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the six months ended March 31, 2009.
Net Loss and Net Loss per Share

	Six Months Ended
	March 31,		Increase
	2008	2009	$	%
	(in thousands, except per share amounts)
Net Loss	$(20,584)	$(21,635)	$1,069	5.2%

Net loss per share	$(0.97)	$(0.91)

     Net loss was $21.6 million, or $(0.91) per share, for the six months ended March 31, 2009 compared to $20.6 million, or $(0.97) per share, for the six months ended March 31, 2008. The increase in net loss was primarily attributable to the increased expenses described above. We do not expect our losses to change significantly in the near term as the reduction in expense due to patients exiting the extension trial are offset by expenses associated with obtaining regulatory approval for VIAject®, additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.
Liquidity and Capital Resources
Sources of Liquidity and Cash Flows
     As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We have funded our research and development operations primarily through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. We received an aggregate of $125.6 million in net proceeds from our initial public offering in May 2007 and follow-on offering in February 2008.
     At March 31, 2009, we had cash, cash equivalents and marketable securities totaling approximately $72.1 million. To date, we have invested our excess funds primarily in managed money funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $18.3 million for the six months ended March 31, 2009 and $14.3 million for the six months ended March 31, 2008. Net cash used in operating activities for the six months ended March 31, 2009 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and decreases in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended March 31, 2008 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and increases in accounts payable and accrued expenses.
     Net cash provided by/(used in) investing activities was $13.5 million for the six months ended March 31, 2009 and $(5.7) million for the six months ended March 31, 2008. Net cash provided by investing activities for the six months ended March 31, 2009 primarily reflects the sale of marketable securities. Net cash used in investing activities for the six months ended March 31, 2008 primarily reflects purchases of marketable securities, property and equipment and leasehold improvement costs for our facilities at Christopher Columbus Avenue and Saw Mill Road.
     Net cash provided by financing activities was $39,000 for the six months ended March 31, 2009 and $47.8 million for the six months ended March 31, 2008. Net cash provided by financing activities for the six months ended March 31, 2009 primarily reflects proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan and from the exercise of stock options. Net cash provided by financing activities for the six months ended March 31, 2008 primarily reflects the proceeds from sale of stock through our secondary offering, the exercise of options and warrants, and sale of stock through our 2005 Employee Stock Purchase Plan.
Funding Requirements
     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the fiscal year ending September 30, 2010. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. For example, if the FDA were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject® that is more extensive than any we currently contemplate, our existing capital resources may not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

     Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting our NDA for VIAject®, and our ability to submit the NDA as planned by the end of calendar year 2009;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	the cost to develop an insulin pen program for use with VIAject®;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2009 (in thousands):

		Less Than			More Than
(in thousands, except per share amounts)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,886	$566	$1,566	$754	$—
Purchase commitments	19,717	5,846	13,871	—	—

Total fixed contractual obligations	$22,603	$6,412	$15,437	$754	$—

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $21.7 million for the six months ended March 31, 2009. As of March 31, 2009, we had a deficit accumulated during the development stage of approximately $104.8 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject® and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
•	prepare for the submission of our NDA for VIAject® as planned by the end of calendar year 2009;

•	continue our clinical trial extension program for the pivotal Phase 3 clinical trials of VIAject®, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any;

•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	produce required registration and validation batches of VIAject® vials and cartridges to support our NDA for VIAject®; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®; and

•	conduct additional clinical development of our other product candidates.
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject® are in early stages of development. Our product candidates will require significant additional development, clinical development, regulatory approvals and related investment before they can be commercialized.
     While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject®, we do not expect our research and development expenses to decrease as we continue our Phase 3 clinical trial extension program for VIAject®, develop new clinical trials of VIAject® to support our commercialization efforts, produce both registration and validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses to produce commercial quantities of finished product; and we may incur significant additional sales and marketing expenses depending on our role in commercializing any of our products that obtain regulatory approval. If we commercialize VIAject® without a commercial partner, we will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the end of the fiscal year ending September 30, 2010. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, particularly in light of our planned strategic review of our regulatory plans for VIAject® . Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting our NDA for VIAject®, and our ability to submit the NDA as planned by the end of calendar year 2009 ;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject® ;

•	the cost to develop an insulin pen program for use with VIAject® ;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®;

•	our ability to market, commercialize and achieve market acceptance for product candidates developed using our VIAdel™ technology;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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
     We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have limited experience completing large-scale, pivotal clinical trials and we have not yet demonstrated our ability to successfully file an NDA, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
     In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject® . The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to file an NDA for VIAject® or to obtain marketing approval from the FDA. If we are unable to commercialize VIAject® or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject® . Our ability to generate significant product revenues will depend heavily on the successful development and eventual commercialization of this product candidate. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to file an NDA for VIAject® or obtain marketing approval from the FDA; the FDA may require that we conduct additional clinical trials with VIAject® before considering or approving our marketing application. If the FDA requires that additional trials should be conducted prior to submitting our NDA for VIAject®, our NDA submission would be delayed by at least twelve months and would likely be filed the second half of calendar year 2010.
The results of clinical trials do not ensure success in future clinical trials or commercial success.
     We have completed and released the preliminary results of our two pivotal Phase 3 clinical trials of VIAject®. Additionally, we have tested one formulation of VIAtab™ in Phase 1 clinical trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We have not completed the development of any products through commercialization. VIAject® continues to be tested in our Phase 3 clinical trial extension program and we believe we will need to conduct additional clinical trials to be successful in our commercialization efforts and, potentially, in order to receive FDA approval. The outcomes of preclinical testing and clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that our additional clinical trials of VIAject® will ultimately be successful. New information regarding the safety and efficacy of VIAject® may arise from our continuing analysis of the data that may be less favorable than the data observed to date. In addition, we will need to conduct Phase 2 and Phase 3 clinical trials of VIAtab™ in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell VIAtab™ from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:
•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States, including for the liquid formulation of VIAject® ;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	a continued acceptable safety profile of the products following approval.
     If the FDA does not approve our NDA, or if our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of VIAject® and VIAtab™ can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing of VIAmass™ and VIAcal™ and clinical trials of VIAject® and VIAtab™ or during the FDA’s review of our planned NDA that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
•	the FDA may require us to conduct additional clinical trials of VIAject® prior to accepting our NDA for filing or following its review of our NDA based on data from India in one of our pivotal Phase 3 clinical trials that we found to be anomalous when compared to data from the United States and Germany for the same clinical trial;

•	our preclinical tests or other clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we had expected to be promising;

•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate, any of which would result in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events. In our preliminary analysis of our completed pivotal Phase 3 clinical trials we found that VIAject® reduced the risk of hypoglycemic events in patients with Type 1 and Type 2 diabetes when compared to these patients receiving Humulin ® R. However, due to data from India in our pivotal Phase 3 clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin ® R in terms of blood glucose control. Additionally, we found that VIAject® was associated with injection site pain, although the prevalence of pain decreased during the course of the treatment.
The commercial success of any product candidates that we may develop, including VIAject® , VIAtab ™ , VIAmass ™ and VIAcal ™ will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
     Any products that we bring to the market, including VIAject®, VIAtab™, VIAmass™ and VIAcal™, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors and the effectiveness of our competitors in marketing their products.
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/cc formulation of VIAject® and the degree to which injection site pain may be associated with this formulation, if at all;

•	the label and promotional claims allowed by the FDA, such as, in the case of VIAject®, claims relating to glycemic control, hypoglycemia, weight gain, injection site pain, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from clinical trials of VIAject® . We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.
We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog® , marketed by Eli Lilly and Company, NovoLog® , marketed by Novo Nordisk A/S, and Apidra® , marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with VIAject® . Halozyme Therapeutics, Inc. has conducted a Phase 1 clinical trial of Humulin ® R and Humalog ® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin ® R or Humalog ® alone. Generex Biotechnology Corporation has developed an oral spray that is currently in Phase 3 development. Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has submitted its NDA in early 2009. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc, and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. To date, we have relied on two commercial manufacturers to manufacture our VIAject® product candidate. However, in September 2008 we received notice from our primary manufacturer that they intend to sell, or possibly close, the facility where VIAject® has been manufactured. As a result, we now intend to conduct all future manufacturing of VIAject® with our remaining manufacturer. We intend to negotiate a commercial manufacturing agreement with this manufacturer and cannot guarantee that we will reach agreement in a timely manner or on terms that are favorable to us.
     There can be no assurance that our manufacturers will support our VIAject® or other manufacturing programs in the future. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
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
If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of VIAject® and VIAtab ™ in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates or commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.
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
     We have recently entered into a new agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAject® and VIAtab™. Our agreement with this insulin supplier will terminate in December 2010.
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current clinical trial extension program and anticipated future clinical trials of VIAject® . In addition, we believe that the quantities available under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAject® . We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We believe that we will be able to qualify a new insulin supplier prior to December 2010. However, we cannot assure you that we will be able to qualify a new insulin supplier prior to December 2010. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject® and VIAtab™ , which would have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     We have been granted one patent and have nine pending United States patent applications relating to our VIAdel™, VIAject® and VIAtab™ technology and one pending foreign patent application relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
     The active and inactive ingredients in our VIAject® and VIAtab™ product candidates have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.
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

Risks Related to Regulatory Approval of Our Product Candidates
If we fail to submit our NDA for VIAject® by the end of calendar year 2009, as we intend, or if we are unable to obtain required regulatory approvals, we will not be able to commercialize VIAject® as planned, if at all,, and our ability to generate revenue will be materially impaired.
     We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. All of our product candidates, including VIAject®, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Securing FDA approval requires the submission of an NDA containing extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA.
     We have not yet submitted an NDA or received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. We intend to submit our NDA for VIAject® by the end of calendar year 2009. If we are delayed in filing our NDA, our ability to generate revenue from the commercialization of VIAject® will be similarly delayed. Even if we submit our NDA for VIAject® as planned, we cannot guarantee that the FDA will accept our NDA as filed, review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their product performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive preliminary results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin ® R in terms of blood glucose control. Failure of the FDA to accept our NDA for filing or failure to receive FDA approval for our NDA, will materially impair our ability to generate product revenue and our business.
If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, the approval pathway will take longer and cost more than anticipated and in either case may not be successful.
     We believe that VIAject® and VIAtab™ qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug that is associated with more intra-and inter-patient variability than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses insulin Section 505(b)(2) NDAs. No other insulin product has yet been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.
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
     Moreover, even if VIAject® and VIAtab™ are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
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
     We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Gerard Michel, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. Dr. Steiner is an inventor of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner, who has an employment agreement, all of our employees are “at will” and we currently do not have employment agreements with any of the other members of our management or scientific staff. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.
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
We may expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
     If our development and commercialization plans for VIAject® are successful, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical trials management, and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2009, we had outstanding 23,722,826 shares of common stock. Of these, approximately 11.0 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on March 3, 2009.
     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 21,188,612 shares of common stock. The results of the vote taken at the Annual Meeting with respect to each matter voted upon were as follows:
     Proposal 1. The stockholders approved a proposal to elect each of the three nominees to the board of directors as class I directors. The tabulation of votes on this proposal was as follows:

Nominees	Votes For	Votes Withheld
Dr. Charles Sander	21,046,793	141,819
Dr. Daniel Lorber	21,155,094	33,518
Dr. Brian J. G. Pereira	21,050,493	138,119
     The terms of Dr. Solomon S. Steiner, Dr. Barry Ginsberg, David Kroin, Dr. Ira W. Lieberman, Dr. Samuel Wertheimer and Scott A. Weisman as directors of the Company continued after this meeting.
     Proposal 2. The stockholders approved a proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the 2008 fiscal year. The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Ratification of the appointment of BDO Seidman, LLP for fiscal 2009	21,164,656	21,638	2,318
Item 6. Exhibits

Exhibit No.	Description

10.1	2005 Non-employee Directors’ Stock Option Plan, as amended and restated.

10.2	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009	BIODEL INC.
	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

10.1	2005 Non-employee Directors’ Stock Option Plan, as amended and restated.

10.2	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.