Form 10-Q
period 2009-06-30
Biodel Inc
filed 2009-08-07
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-33451
BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 31, 2009 there were 23,800,129 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2008 and June 30, 2009 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2008 and 2009 and for the period from December 3, 2003 (inception) to June 30, 2009	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2009	3

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2008 and 2009 and for the period from December 3, 2003 (inception) to June 30, 2009	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1A. Risk Factors	24

Item 6. Exhibits	37

Signatures	38
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2008	2009
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$64,731	$63,567
Marketable securities, available for sale	25,552	1,000
Taxes receivable	1,988	580
Prepaid and other assets	1,130	497

Total current assets	93,401	65,644
Property and equipment, net	3,931	3,461
Intellectual property, net	59	57
Other assets	120	—

Total assets	$97,511	$69,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$813	$273
Accrued expenses:
Clinical trial expenses	4,163	6,472
Payroll and related	1,420	1,216
Accounting and legal fees	509	432
Severance expense	268	267
Other	839	624
Income taxes payable	1,012	37

Total current liabilities	9,024	9,321

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,698,558 and 23,796,587 shares issued and outstanding	237	238
Additional paid-in capital	171,506	175,598
Accumulated other comprehensive (loss) income	(62)	—
Deficit accumulated during the development stage	(83,194)	(115,995)

Total stockholders’ equity	88,487	59,841

Total liabilities and stockholders’ equity	$97,511	$69,162

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2009	2008	2009	2009
Revenue	$—	$—	$—	$—	$—

Operating expenses:

Research and development	6,884	7,991	21,525	24,387	82,113

General and administrative	4,161	2,692	11,836	8,408	34,059

Total operating expenses	11,045	10,683	33,361	32,795	116,172

Other (income) and expense:

Interest and other income	(390)	(54)	(2,174)	(374)	(5,477)

Interest expense	—	—	—	—	78

Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(10,655)	(10,629)	(31,187)	(32,421)	(111,400)

Tax provision (benefit)	(544)	519	(491)	380	(465)

Net loss	(10,111)	(11,148)	(30,696)	(32,801)	(110,935)

Charge for accretion of beneficial conversion rights	—	—	—	—	(603)

Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(10,111)	$(11,148)	$(30,696)	$(32,801)	$(115,995)

Net loss per share — basic and diluted	$(0.43)	$(0.47)	$(1.40)	$(1.38)

Weighted average shares outstanding — basic and diluted	23,653,956	23,759,675	21,959,335	23,727,833

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumu-	Accumu-
								lated	lated
								Other	During the
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Compre-	Develop-	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	hensive	ment	Stockholders’
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Income	Stage	Equity
Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$—	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308	—	—	1,354
Net loss	—	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumu-	Accumu-
								lated	lated
								Other	During the
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Compre-	Develop-	Total
	$.01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	hensive	ment	Stockholders’
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Income	Stage	Equity
Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	—	—	—	171,506	(62)	(83,194)	88,487
Stock-based compensation	—	—	—	—	—	—	3,908	—	—	3,908
Net unrealized gain/(loss) on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Stock options exercised	10,577	—	—	—	—	—	15	—	—	15
Proceeds from sale of stock — ESPP	87,452	1	—	—	—	—	169	—	—	170
Net loss	—	—	—	—	—	—	—	—	(32,801)	(32,801)

Balance, June 30, 2009 (unaudited)	23,796,587	$238	—	$—	—	$—	$175,598	$—	$(115,995)	$59,841

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(30,696)	$(32,801)	$(110,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	643	1,915
Founder’s compensation contributed to capital	—		271
Stock-based compensation for employees and directors	5,484	3,827	14,061
Stock-based compensation for non-employees	615	81	2,312
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	208
Write-off of loan to related party	—	—	41
(Increase) decrease in:
Prepaid expenses	239	753	(497)
Income taxes receivable	(1,132)	1,408	(580)
Increase (decrease) in:
Accounts payable	(1,777)	(540)	273
Income taxes payable	490	(975)	37
Accrued expenses	2,487	1,812	9,230

Total adjustments	6,792	7,009	27,898

Net cash used in operating activities	(23,904)	(25,792)	(83,037)

Cash flows from investing activities:
Purchase of property and equipment	(2,191)	(171)	(5,343)
Purchase of marketable securities	(31,007)	—	(25,614)
Sale of marketable securities	—	24,614	24,614
Acquisition of intellectual property	(31)	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	(33,229)	24,443	(6,682)

Cash flows from financing activities:
Options exercised	866	15	922
Warrants exercised	112	—	535
Employee stock purchase plan	183	170	351
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	46,817	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	47,978	185	153,286

Net (decrease) increase in cash and cash equivalents	(9,155)	(1,164)	63,567
Cash and cash equivalents, beginning of period	80,022	64,731	—

Cash and cash equivalents, end of period	$70,867	$63,567	$63,567

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2008	2009	2009
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	88	110	245
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

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
     VIAject® is the Company’s proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. The Company has completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials the Company compared VIAject® to Humulin® R, a form of recombinant human insulin. The Company believes that results from both Phase 3 clinical trials showed that VIAject® was non-inferior to Humulin® R in terms of glucose control, when measured by the mean change in patients’ hemoglobin A1c (“HbA1c”) levels. The results also demonstrated lower incidence of hypoglycemia and less weight gain in patients receiving VIAject® as compared to patients receiving Humulin® R.
     The Company, in March 2009, announced its plan to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) by the end of calendar year 2009 for approval to market VIAject® for the treatment of diabetes. The NDA will be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as the two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. The Company believes VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime.
     The Company completed a 40 patient bioequivalence clinical trial of VIAject® in January 2009. The VIAject® formulation used in the pivotal Phase 3 clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject® diluent, which upon reconstitution yields a concentration of 25 IU/cc. The Company has developed a pre-mixed, liquid formulation of VIAject® at a concentration of 100 IU/cc. This formulation is being developed in two presentations: vials for use with syringes and insulin pumps and cartridges for both disposable and reusable pen injectors. The bioequivalence trial successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized formulation. The Company plans to conduct additional trials to further improve VIAject’s® commercial prospects.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2008 audited financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2008. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or any other interim period.
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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Recently Adopted and Recently Issued Accounting Pronouncements
Adopted Accounting Pronouncements
Fair Value Measurement
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB approved FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are re-measured at least annually. SFAS No. 157 therefore is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for fiscal years beginning after November 15, 2008. The Company has assessed the impact of this statement to the Company’s financial position, results of operations and cash flows. The Company has adopted this statement for financial assets and liabilities (See Note 3). The Company does not expect the adoption of this statement for non-financial assets and liabilities recognized at fair value on a nonrecurring basis to have a material effect on its condensed financial statements.
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
     FSP FAS 107-1 and Accounting Principles Board Opinion 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), increases the frequency of fair value disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP 107-1, fair values for these assets and liabilities were only required to be disclosed once a year. FSP 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
     Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents and payables.
     The Company has evaluated and adopted FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1, and there was no material effect on its financial position or results of operations.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Derivatives
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted SFAS No. 161, and since this standard only requires additional disclosures concerning derivatives and hedging activities, it did not have an impact on the Company’s financial position and results of operations.
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) and this standard did not have an effect on its financial position and results of operations.
Subsequent Event
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 and this standard did not have an effect on its financial position and results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 through August 7, 2009, the date it issued these financial statements. During the period, the Company did not have any material recognizable or unrecognizable subsequent events.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), an amendment of FASB Statement No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which is a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant effect on the Company’s financial position and results of operations.
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
     Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at June 30, 2009 are summarized below. The security listed as of June 30, 2009 matures in August 2009.

	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short term marketable securities
Corporate and agency bonds	$1,000	—	—	$1,000

Total	$1,000	$—	$—	$1,000

     The security listed as of June 30, 2009 matures in August 2009. Contractual maturities of available-for-sale debt securities at June 30, 2009 are as follows:

Estimated
Fair Value
Within one year	$1,000

Total	$1,000

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
     As of June 30, 2009, the Company’s only assets that fell under the scope of SFAS No. 157 were its investments — marketable securities. The fair values of the marketable securities were based on quoted market prices. Accordingly, the Company’s fair value measurements of its marketable securities are classified as a Level 1 input.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The fair value of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Market Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate and agency bonds	$1,000	$1,000	—	—

Total	$1,000	$1,000	$—	$—

4. Stock-Based Compensation
     The Company applies SFAS No. 123 (Revised 2004), Share-Based Payments, (“SFAS No. 123(R)”) on a retrospective basis, to account for awards granted under the Company’s 2004 Stock Incentive Plan. SFAS No. 123(R) requires the Company to recognize stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. Determining the fair value of stock-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the criteria set forth in SFAS No. 123(R), particularly in terms of line of business, stage of development, size and financial leverage.
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
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or (credit) for options granted to non-employees for the three and nine months ended June 30, 2008 and 2009 was $347, ($10), $482 and $81, respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and nine months ended June 30, 2008 and 2009 was $1,541, $1,303, $5,484 and $3,827, respectively. At June 30, 2009, the total compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $10,715, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the nine months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2008	3,135,390	$13.92		$815,000
Granted	611,500	2.69		1,575,000
Exercised	10,577	1.41		40,000
Forfeited, expired	(223,882)	14.40

Outstanding options, June 30, 2009	3,512,431	$11.92	6	$2,390,000

Exercisable options, June 30, 2009	1,768,909	$10.63	4	$1,380,000

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The Black-Scholes pricing model assumptions for the three months ended June 30, 2008 and nine months ended June 30, 2008 and 2009 are determined as discussed below:

	Three Months ended	Nine Months Ended
	June 30,	June 30,
	2008	2008	2009
Expected life (in years)	5.25	5.25	5.25
Expected volatility	58%–66%	58%–66%	59%–68%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.57%–3.73%	2.46%–4.23%	1%-3.19%
Weighted average grant date fair value	$15.07	$16.88	$2.69
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
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. When the purchase price for a new offering period is lower than previously established purchase price(s) participants in the Purchase Plan are automatically rolled over into the lower-priced offering. Additionally, participants may elect to enroll in any new offering at the time the offering commences. However, participants may only be enrolled in a single offering at any given time. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months and nine months ended June 30, 2008 and 2009 was $17, $163, $39 and $206, respectively, in accordance with SFAS No. 123(R) and Financial Accounting Standards Board Technical Bulletin No. 97-1 (As Amended) Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look-Back Option (“FTB No. 97-1”). The Purchase Plan is considered compensation under SFAS No. 123(R) and FTB No. 97-1.
     An aggregate of 1,500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of June 30, 2009, a total of 1,398,160 shares were reserved and available for issuance under the Purchase Plan. As of June 30, 2009, the Company issued 101,840 shares under the Purchase Plan.
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
     The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). During the three months ended June 30, 2009, the Company performed a partial study on the research and development activities that occurred in the state of Connecticut that supports our Connecticut research and development credits and refunds. The results of that study decreased income tax receivable and the corresponding FIN 48 reserve relating to an anticipated tax refund from the state of Connecticut for research and development activities. As of the nine months ended June 30, 2009, this resulted in a 1% increase to the Company’s effective tax rate. The FIN 48 liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
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

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The Company’s effective tax rate for the nine months ended June 30, 2008 and 2009, was 2% and 1%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
6. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Common shares underlying warrants for Series A
Preferred Stock	118,815	118,815	118,815	118,815
Stock options	3,139,958	3,512,431	3,139,958	3,512,431
7. Commitments
Former General Counsel Severance Agreement
     Effective January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 that remain exercisable through the original expiration date. The charge of approximately $277 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification charge of approximately $100 have been recorded in the fiscal quarter ended March 31, 2009. As of June 30, 2009 the Company has paid $92 of the $277 obligation, which leaves of $185 as a short term obligation.
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. The charge of $482 for the lump sum payment, salary and benefit continuation for two years and were recorded in the year ended September 30, 2008. The charge of $482 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of June 30, 2009, the Company has adjusted the obligation by $12 and paid $396 of the $482 obligation, which leaves $74 as a short term obligation.
Leases
     On December 1, 2008, the Company entered into a lease agreement (the “Lease”) with Mulvaney Properties LLC to lease a facility located in Danbury, Connecticut (the “Leased Premises”) for fourteen months beginning December 1, 2008 and ending January 30, 2010, at a total lease and operating cost of $50 for the fourteen months. The Company has agreed to use the Leased Premises only for offices, laboratories, research, development and light manufacturing. Upon 180 days written notice prior to the expiration of the Lease, the Company may renew the Lease for one additional year under the same terms and conditions.

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
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	our ability to file our New Drug Application, or NDA, for VIAject® by the end of the calendar year 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;

•	the progress, timing or success of our product candidates, particularly VIAject®, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations that we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject® and secure patents for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the ability of our major suppliers, including our supplier of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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
     We have developed all of our product candidates utilizing our proprietary VIAdel™ technology, which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the U.S. Food and Drug Administration, or the FDA, to improve their therapeutic effect by entering the blood more rapidly and in greater quantities.
Recent Developments
     In March 2009, we announced our plan to submit an NDA to the FDA by the end of this calendar year to market VIAject® for the treatment of diabetes. After reviewing all of the data from the two pivotal Phase 3 clinical trials with regulatory consultants and meeting with the FDA staff, we decided to proceed with the submission of our NDA under section 505(b)(2) of the FFDCA. The NDA will be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. We intend to seek approval for a 100 IU/cc liquid formulation of VIAject®, that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials.
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
     We completed a 40 patient bioequivalence clinical trial of VIAject® in January 2009. The VIAject® formulation used in the pivotal Phase 3 clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject® diluent, which upon reconstitution yields a concentration of 25 IU/cc. We have developed a pre-mixed, liquid formulation of VIAject® at a concentration of 100 IU/cc. This formulation is being developed in two presentations: vials for use with syringes and insulin pumps and cartridges for both disposable and reusable pen injectors. The bioequivalence trial successfully demonstrated that the liquid 100 IU/cc formulation is bioequivalent to the 25 IU/cc two-part lyophilized formulation.
     The trial studying the bioequivalence of the 25 IU/cc and 100 IU/cc formulations also compared the relative levels of injection site discomfort associated with the two formulations. Each of the 40 patients in the trial received both the 25 IU/cc and 100 IU/cc formulations and were asked to compare the pain intensity upon injection of each formulation with the pain associated with the prandial insulin they normally utilized. While 20% of the study subjects reported that the pain upon injection was “moderately” or “greatly” increased when injected with the 25 IU/cc, only 5% of the subjects reported “moderately” more pain and no patients reported greatly more pain when injected with the 100 IU/cc formulation. Thirty percent of subjects who received the 25 IU/cc formulation and 45% of subjects upon receiving the 100 IU/cc formulation reported no pain with injection. For the balance of the 25 IU/cc and 100 IU/cc injections, subjects reported little to no difference in pain compared to the prandial insulin they normally used.
     We plan to conduct additional clinical trials designed to generate additional data to enhance the potential marketing of VIAject®.

     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $32.8 million for the nine months ended June 30, 2009. As of June 30, 2009, we had a deficit accumulated during the development stage of $116 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 71% and 29%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3, 2003
					(Inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2008	2009	2008	2009	2009
	(in thousands)
Research and development expenses:
Preclinical expenses	$1,410	$542	$3,150	$2,122	$11,666
Manufacturing expenses	1,789	3,454	3,557	8,736	19,123
Clinical/regulatory expenses	3,685	3,995	14,818	13,529	51,324

Total	$6,884	$7,991	$21,525	$24,387	$82,113

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
Marketable Securities
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) issued by the Financial Accounting Standard Board (“FASB”) in May 1993, our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value. At June 30, 2009, marketable securities total $1.0 million.
   Comprehensive Income (Loss)
     We classify our marketable securities as available for sale, in accordance with SFAS No. 130, Reporting Comprehensive Income, issued by the FASB in June 1997. Other Comprehensive Income include changes in equity for unrealized holding gains/(losses) on marketable securities, which have arose during the period. For the quarter and nine months ended June 30, 2009, the net unrealized gain on marketable securities was $62.
   Interest Income
     Due to the uncertainty in the credit and financial markets, we have modified our investment strategy and primarily invested in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. The focus on preserving cash and investing in stable securities generated lower returns during the three and nine months ended June 30, 2009. We intend to maintain this strategy until the credit and financial markets improve and become more stable.
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
Adopted Accounting Pronouncements
Derivatives
     In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161, and since this standard only requires additional disclosures concerning derivatives and hedging activities, it did not have an effect on our financial position and results of operations.
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R), and this standard did not have an effect on our financial position and results of operations.
Fair Value Measurement
     In April 2009, the FASB issued three Final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs are effective for interim and annual periods ending after June 15, 2009.
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
     FSP FAS 107-1 and Accounting Principles Board Opinion 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), increases the frequency of fair value disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP 107-1, fair values for these assets and liabilities were only required to be disclosed once a year. FSP 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

     We evaluated and adopted FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1, and there was no material effect on our financial position or results of operations.
Subsequent Event
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS No. 165 and this standard did not have an effect on our financial position and results of operations. We evaluated all events or transactions that occurred after June 30, 2009 through August 7, 2009, the date we issued these financial statements. During the period, we did not have any material recognizable or unrecognizable subsequent events.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), an amendment of FASB Statement No. 140. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are evaluating the effect the adoption of SFAS No. 166 will have on our financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which is a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant effect on our financial position and results of operations.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009
Revenue. We did not recognize any revenue during the three months ended June 30, 2008 or 2009.
Research and Development Expenses.

	Three Months Ended
	June 30,		Increase
	2008	2009	$	%
		(in thousands)
Research and Development	$6,884	$7,991	$1,107	16.1%

Percentage of net loss	68%	72%

     Research and development expenses were $8.0 million for the three months ended June 30, 2009, an increase of $1.1 million, or 16.1%, from $6.9 million for the three months ended June 30, 2008. This increase was primarily attributable to our purchase of $1.9 million of recombinant human insulin during the fiscal quarter ended June 30, 2009 to build commercial supply inventory for VIAject®. We realized a slight increase in personnel expenses of $0.1 million, largely due to stock-based compensation charges. These increases were offset by savings of $0.4 million in clinical fees and $0.5 million in the manufacturing of clinical supplies. The savings were the result of patient dropouts in the extension trials and savings due to the completion of the two pivotal Phase 3 clinical trials that occurred in the last quarter of fiscal year 2008. Research and development expenses for the three months ended June 30, 2009 include $0.5 million in stock-based compensation charges related to options granted to employees and $8 thousand in stock-based compensation credit related to options granted to non-employees.
General and Administrative Expenses.

	Three Months Ended
	June 30,		Decrease
	2008	2009	$	%
		(in thousands)
General and Administrative	$4,161	$2,692	$1,469	35.3%

Percentage of net loss	41%	24%

     General and administrative expenses were $2.7 million for the three months ended June 30, 2009, a decrease of $1.5 million, or 35.3%, from $4.2 million for the three months ended June 30, 2008. This decrease was attributable to various cost reductions, including reductions of $0.6 million in personnel expenses and stock-based compensation charges, $0.5 million in professional fees, and $0.2 million in travel expenses. General and administrative expenses for the three months ended June 30, 2009 include $0.8 million in stock-based compensation charge related to options granted to employees and $1 thousand in stock-based compensation credit related to options granted to non-employees.
Interest and Other Income.

	Three Months Ended
	June 30,		Decrease
	2008	2009	$	%
		(in thousands)
Interest and Other Income	$390	$54	$336	86.2%

Percentage of net loss	4%	1%

     Interest and other income was $0.1 million for the three months ended June 30, 2009, a decrease of $0.3 million, or 86.2% from $0.4 million for the three months ended June 30, 2008. The decrease was due to shifting our investments primarily into treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the three months ended June 30, 2009.
Net Loss and Net Loss per Share.

	Three Months Ended
	June 30,		Increase
	2008	2009	$	%
	(in thousands, except per share amounts)
Net loss	$(10,111)	$(11,148)	$1,037	10.3%

Net loss per share	$(0.43)	$(0.47)

     Net loss was $11.1 million, or $(0.47) per share, for the three months ended June 30, 2009 compared to $10.1 million, or $(0.43) per share, for the three months ended June 30, 2008. The increase in net loss was primarily attributable to the increase in research and development expenses and the decrease in interest and other income described above.
Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2009
Revenue. We did not recognize any revenue during the nine months ended June 30, 2008 or 2009.
Research and Development Expenses

	Nine Months Ended
	June 30,		Increase
	2008	2009	$	%
	(in thousands)
Research and Development	$21,525	$24,387	$2,862	13.3%

Percentage of net loss	70%	74%

     Research and development expenses were $24.4 million for the nine months ended June 30, 2009, an increase of $2.9 million, or 13.3%, from $21.5 million for the nine months ended June 30, 2008. Specific increases in research and development expenses include $5.0 million related to our purchase of recombinant human insulin to build commercial supply inventory for VIAject®, $0.5 million in consulting expenses, and $0.4 million in personnel expenses and stock-based compensation charges. These increases were offset by decreases of $2.8 million in clinical trial expenses and $0.6 million in manufacturing related expenses, resulting from the completion of our two pivotal Phase 3 clinical trials. Research and development expenses for the nine months ended June 30, 2009 include $1.2 million in stock-based compensation charges related to options granted to employees and $0.1 million in stock-based compensation charges related to options granted to non-employees.
General and Administrative Expenses

	Nine Months Ended
	June 30,		Decrease
	2008	2009	$	%
	(in thousands)
General and Administrative	$11,836	$8,408	$3,428	29.0%

Percentage of net loss	39%	26%

     General and administrative expenses were $8.4 million for the nine months ended June 30, 2009, a decrease of $3.4 million, or 29.0%, from $11.8 million for the nine months ended June 30, 2008. This decrease was primarily attributable to a $2.7 million decrease in personnel and stock-based compensation charges and a $0.6 million decrease in professional fees. General and administrative expenses for the nine months ended June 30, 2009 include $2.6 million in stock-based compensation charges related to options granted to employees and $15 thousand in stock-based compensation credit related to options granted to non-employees.
Interest and Other Income

	Nine Months Ended
	June 30,		Decrease
	2008	2009	$	%
		(in thousands)
Interest and Other Income	$2,174	$374	$1,800	82.8%

Percentage of net loss	7%	1%

     Interest and other income was $0.4 million for the nine months ended June 30, 2009, a decrease of 1.8 million, or 82.8%, from $2.2 million for the nine months ended June 30, 2008. The decrease was primarily due to a decrease in investments and shifting our investments primarily into treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the nine months ended June 30, 2009.
Net Loss and Net Loss per Share

	Nine Months Ended
	June 30,		Increase
	2008	2009	$	%
	(in thousands, except per share amounts)
Net Loss	$(30,696)	$(32,801)	$2,105	6.9%

Net loss per share	$(1.40)	$(1.38)

     Net loss was $32.8 million, or $(1.38) per share, for the nine months ended June 30, 2009 compared to $30.7 million, or $(1.40) per share, for the nine months ended June 30, 2008. The increase in net loss was primarily attributable to the increased expenses described above. We do not expect our losses to change significantly in the near term as the reduction in expense due to patients exiting the extension trial are offset by expenses associated with obtaining regulatory approval for VIAject®, additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.
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
     At June 30, 2009, we had cash, cash equivalents and marketable securities totaling approximately $64.6 million. To date, we have invested our excess funds primarily in managed money funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $25.8 million for the nine months ended June 30, 2009 and $23.9 million for the nine months ended June 30, 2008. Net cash used in operating activities for the nine months ended June 30, 2009 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increase in accrued expenses and decrease in income tax receivable. Net cash used in operating activities for the nine months ended June 30, 2008 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increases in income tax receivable and accrued expenses and decrease in accounts payable.
     Net cash provided by/(used in) investing activities was $24.4 million for the nine months ended June 30, 2009 and $(33.2) million for the nine months ended June 30, 2008. Net cash provided by investing activities for the nine months ended June 30, 2009 primarily reflects the sale of marketable securities. Net cash used in investing activities for the nine months ended June 30, 2008 primarily reflects purchases of marketable securities, property and equipment and leasehold improvement costs for our facilities at Christopher Columbus Avenue and Saw Mill Road.
     Net cash provided by financing activities was $0.2 million for the nine months ended June 30, 2009 and $48.0 million for the nine months ended June 30, 2008. Net cash provided by financing activities for the nine months ended June 30, 2009 primarily reflects proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan and from the exercise of stock options. Net cash provided by financing activities for the nine months ended June 30, 2008 primarily reflects the proceeds from sale of stock through our follow-on offering, the exercise of options and warrants, and sale of stock through our 2005 Employee Stock Purchase Plan.
Funding Requirements
     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the fiscal year ending September 30, 2010. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. For example, if the FDA were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject®, our existing capital resources may not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	the costs associated with preparing and submitting our NDA for VIAject®, and our ability to submit the NDA as planned by the end of calendar year 2009;

•	the costs associated with preparing and submitting our Marketing Authorization Application, or MAA, for VIAject® to the European Medicines Agency, or EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	the cost to develop an insulin pen program for use with VIAject®;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2009 (in thousands):

		Less			More
		Than			Than
(in thousands, except per share amounts)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,717	$566	$1,549	$602	$—
Purchase commitments	18,682	5,937	12,745	—	—

Total fixed contractual obligations	$21,399	$6,503	$14,294	$602	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.	Risk Factors
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $32.8 million for the nine months ended June 30, 2009. As of June 30, 2009, we had a deficit accumulated during the development stage of approximately $116.0 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject® and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
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
     While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject®, we do not expect our research and development expenses to decrease as we continue our Phase 3 clinical trial extension program for VIAject®, conduct new clinical trials of VIAject® to support our commercialization efforts, produce validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses to produce commercial quantities of finished product; and we may incur significant additional sales and marketing expenses depending on our role in commercializing any of our products that obtain regulatory approval. If we commercialize VIAject® without a commercial partner, we will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the end of the fiscal year ending September 30, 2010. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;
•	the costs associated with preparing and submitting our NDA for VIAject®, and our ability to submit the NDA as planned by the end of calendar year 2009;
•	the costs associated with preparing and submitting our MAA for VIAject® to EMEA;
•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®, developed using our VIAdel™ technology;
•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	the cost to develop an insulin pen program for use with VIAject®;

•	purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through the eighteenth month of patient treatment, subject to compassionate use exceptions, if any.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject®. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to file an NDA for VIAject® or to obtain marketing approval from the FDA. If we are unable to commercialize VIAject® or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject®. Our ability to generate significant product revenues will depend heavily on the successful development and eventual commercialization of this product candidate. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to file an NDA for VIAject® or obtain marketing approval from the FDA; the FDA may require that we conduct additional clinical trials with VIAject® before considering or approving our marketing application. If the FDA requires that additional trials should be conducted prior to submitting our NDA for VIAject®, our NDA submission would be delayed by at least twelve months and would likely be filed by the end of calendar year 2010.
We may never reinitiate development of VIAtab™, VIAmass™ or VIAcal™
     We have suspended significant expenditures on the development of VIAtab™, VIAmass™ and VIAcal™ and are unlikely to reinitiate work on these product candidates prior to receiving marketing approval for VIAject® from the FDA. Even if VIAject® is approved by the FDA, we cannot guarantee that we will have sufficient resources to dedicate to these product candidates or that the focus of our early stage product development program will not have changed.
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
     The major safety concern with patients taking insulin is the occurrence of hypoglycemic events. In our preliminary analysis of our completed pivotal Phase 3 clinical trials we found that VIAject® reduced the risk of hypoglycemic events in patients with Type 1 and Type 2 diabetes when compared to these patients receiving Humulin® R. However, due to data from India in our pivotal Phase 3 clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Additionally, we found that VIAject® was associated with injection site pain, although the prevalence of pain decreased during the course of the treatment.
The commercial success of any product candidates that we may develop, including VIAject®, VIAtab ™, VIAmass ™ and VIAcal ™ will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
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
     We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from clinical trials of VIAject®. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.
We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with VIAject®. Halozyme Therapeutics, Inc. has conducted a Phase 1 and Phase 2 clinical trial of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Generex Biotechnology Corporation has developed an oral spray that is currently in Phase 3 development. Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has submitted its NDA in early 2009. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc, and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We currently rely on one manufacturer to manufacture our VIAject® product candidate. We intend to negotiate a commercial manufacturing agreement with this manufacturer but cannot guarantee that we will reach agreement in a timely manner or on terms that are favorable to us.
     There can be no assurance that this manufacturer will support our VIAject® or other manufacturing programs in the future. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, processes and quality controls.
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
     We have recently entered into a new agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAject® and VIAtab™. Our agreement with this insulin supplier will terminate in December 2010. We are in active discussions to extend the supply agreement through 2011 and beyond, but we cannot guarantee that this effort will be successful.
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current clinical trial extension program and anticipated future clinical trials of VIAject®. In addition, we believe that the quantities available under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAject®. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We cannot assure you that we will be able to qualify a new insulin supplier prior to December 2011. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject® and VIAtab™, which would have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     We have been granted one patent and have several pending United States patent applications relating to our VIAdel™, VIAject® and VIAtab™ technology and one pending foreign patent application relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
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

Risks Related to Regulatory Approval of Our Product Candidates
If we fail to submit our NDA for VIAject® by the end of calendar year 2009, as we intend, or if we are unable to obtain required regulatory approvals, we will not be able to commercialize VIAject® as planned, if at all, and our ability to generate revenue will be materially impaired.
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
     We have not yet submitted an NDA or received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. We intend to submit our NDA for VIAject® by the end of calendar year 2009. If we are delayed in filing our NDA, our ability to generate revenue from the commercialization of VIAject® will be similarly delayed. Even if we submit our NDA for VIAject® as planned, we cannot guarantee that the FDA will accept our NDA as filed, review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their product performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive preliminary results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Failure of the FDA to accept our NDA for filing or failure to receive FDA approval for our NDA, will materially impair our ability to generate product revenue and our business.
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
     We are highly dependent on Dr. Solomon S. Steiner, our Chairman, President and Chief Executive Officer, Gerard Michel, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. Dr. Steiner is an inventor of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. Steiner, we currently do not have employment agreements with any other executive officers. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. Other than a $1 million key person insurance policy on Dr. Steiner, we do not have key person life insurance to cover the loss of any of our other employees.
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
     Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 42% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a significant controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2009, we had outstanding 23,800,129 shares of common stock. Of these, approximately 11.0 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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

BIODEL INC.
Dated: August 7, 2009	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

