Form 10-K
period 2009-09-30
Biodel Inc
filed 2009-12-14
CIK 1322505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number 001-33451
BIODEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0136863
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Saw Mill Road
Danbury, CT	06810
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code
(203) 796-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the common stock of the registrant held by non-affiliates was $60.6 million based on the last sales price at which the common stock was last sold on the NASDAQ Global Market on March 31, 2009.
     The number of shares outstanding of the registrant’s common stock, as of November 30, 2009 was 23,883,612.
     Portions of the registrant’s definitive Proxy Statement, or the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2009, for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2010 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

BIODEL INC.
INDEX TO REPORT ON FORM 10-K
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
     Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	our ability to file our planned New Drug Application, or NDA, for VIAject® in December 2009 and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	our ability to market, commercialize and achieve market acceptance for VIAject®;

•	the progress, timing or success of our product candidates, particularly VIAject®, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject® and our ability to secure additional patents for VIAject® and for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year, or each quarter in the year, progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

PART I
ITEM 1: BUSINESS
Overview
     We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes, which may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our initial development efforts are focused on peptide hormones. Our most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes.
     Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of insulin. Glucose is a simple sugar used by all the cells of the body to produce energy and support life. Humans need a minimum level of glucose in their blood at all times to stay alive. Insulin is a peptide hormone naturally secreted by the pancreas to regulate the body’s management of glucose. When a healthy individual begins a meal, the pancreas releases a natural spike of insulin called the first-phase insulin release, which is critical to the body’s overall control of glucose. Virtually all patients with diabetes lack the first-phase insulin release. All patients with Type 1 diabetes must treat themselves with mealtime insulin injections to compensate for the lack of natural pancreatic first phase insulin release. As the disease progresses, patients with Type 2 diabetes also require mealtime insulin. However, none of the currently marketed mealtime insulin products adequately mimics the first-phase insulin release. As a result, patients using insulin typically have inadequate levels of insulin in their systems at the start of a meal and too much insulin in their systems between meals. This, in turn, results in the lack of adequate glucose control associated with diabetes. The long-term adverse effects of elevated glucose levels include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, which in some severe cases, may lead to amputations.
     Advances in insulin technology in the 1990s led to the development of new molecules, referred to as rapid-acting insulin analogs, which are similar to insulin, but are absorbed into the blood more rapidly.
     VIAject® is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared VIAject® to Humulin® R, a form of recombinant human insulin, to determine if VIAject® is not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients’ glycosylated hemoglobin, or HbA1c, levels from baseline. Patients in both clinical trials were treated for a period of six months. HbA1c is a measure of a patient’s average blood glucose level over a period of approximately three months.
     In March 2009, we announced our plan to submit an NDA to the FDA by the end of 2009 to market VIAject® for the treatment of diabetes. We expect that the NDA will be submitted under section 505(b)(2) of the FFDCA and be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as our two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. We intend to seek approval for a 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials.
     In October 2009 we executed a letter of intent to purchase a disposable insulin pen designed by Wockhardt Ltd. for use with VIAject®. We intend to submit this pen to the FDA for review at a later date after completing certain modifications that we believe will improve its commercial performance.
     In 2010 we plan to conduct additional clinical trials designed to generate additional data to enhance VIAject’s potential commercial success.
     In addition to VIAject®, we are developing VIAtab™, a sublingual, or below the tongue, tablet formulation of insulin. We have tested one formulation of VIAtab™ in a Phase 1 trial in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We believe that VIAtab™ has the potential to rapidly deliver insulin, while sparing patients from the unpleasant aspects of injection therapy. We are developing VIAtab™ as a potential treatment for patients with Type 2 diabetes who are in the early stages of their disease.
     We have developed our product candidates utilizing our proprietary VIAdel™ technology which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the FDA so as to improve their therapeutic profiles. We believe that this approach to drug development will allow us to utilize Section 505(b)(2) of the FFDCA for FDA approval of our product candidates. Section 505(b)(2) provides for a type of NDA that allows expedited development of new formulations of chemical entities and biological compounds that have already undergone extensive clinical trials and been approved by the FDA. Both the time and cost of development of a new product can be substantially less under a Section 505(b)(2) NDA than under a full NDA.

Our Strategy
     Our goal is to build a leading specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes, which may be safer, more effective and more convenient for patients. To achieve our goal, we are pursuing the following strategies:
•	Obtain Regulatory Approval for VIAject®. Our current focus is to seek regulatory approval for VIAject® in the major world markets starting with the United States.

•	Continue the Development of VIAject’s® commercial profile. We plan to conduct additional clinical trials of VIAject® designed to enhance the product candidate’s potential commercial differentiation compared to other leading meal-time insulin products.

•	Commercialize our Product Candidates Through Strategic Collaborations. We intend to fund our clinical trial programs through at least proof-of-concept by ourselves. However, because our product candidates target large primary care markets, we intend to maximize the commercial potential of our product candidates by selectively entering into strategic arrangements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates. Because we are focusing on therapeutic indications in large markets, we believe that these larger companies have the marketing, sales and financial resources to maximize the commercial potential of our products.

•	Focus on the Section 505(b)(2) Regulatory Approval Pathway. Using our VIAdel™ technology, we seek to reformulate existing drugs with ingredients that are generally regarded as safe by the FDA. We believe that this approach to drug development will allow us to use the abbreviated development pathway of Section 505(b)(2) of the FFDCA, which can result in substantially less time and cost in bringing a new drug to market. We intend to continue to focus our efforts on reformulating new product candidates for which we will be able to seek regulatory approval pursuant to Section 505(b)(2) NDAs.

•	Pursue Additional Product Candidates. In addition to our pivotal Phase 3 clinical trials of VIAject®, we have conducted a Phase 1 clinical trial of VIAtab™, our sublingual insulin product candidate. In 2010 we may allocate limited resources to developing our VIAtab™ formulation.
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
     Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of insulin. There are two major types of diabetes — Type 1 and Type 2. In Type 1 diabetes, the body produces no insulin. In the early stages of Type 2 diabetes, although the pancreas does produce insulin, the body loses its early phase insulin response to a meal. In addition, the body’s cells do not respond as well as they should to a normal amount of insulin, a condition known as insulin resistance. According to the Centers for Disease Control and Prevention, or CDC, Type 2 diabetes is the more prevalent form of the disease, affecting approximately 90% to 95% of all people diagnosed with diabetes.
     Even before any other symptoms are present, one of the first effects of Type 2 diabetes is the loss of the meal-induced first-phase insulin release. In the absence of the first-phase insulin release, the liver will not receive its signal to stop making glucose. As a result, the liver will continue to produce glucose at a time when the body begins to produce new glucose through the digestion of the meal. As a result, the blood glucose level of patients with diabetes rises too high after eating, a condition known as hyperglycemia. Hyperglycemia causes glucose to attach unnaturally to certain proteins in the blood, interfering with the proteins’ ability to perform their normal function of maintaining the integrity of the small blood vessels. With hyperglycemia occurring after each meal, the tiny blood vessels eventually break down and leak. The long-term adverse effects of hyperglycemia include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, potentially requiring amputation of the extremities.
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

     The figure below, which is derived from an article in the New England Journal of Medicine , illustrates the differences in the insulin release profiles of a healthy individual and a person in the early stages of Type 2 diabetes. In response to an intravenous glucose injection, which simulates eating a meal, the healthy individual produces the first-phase insulin release. In contrast, the patient with Type 2 diabetes lacks the first-phase insulin release and releases the insulin more slowly and over time. As a result, in the early stages of the disease, the Type 2 patient’s insulin level is too low at the initiation of a meal and too high after meal digestion.
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
The Biodel Solution
     Our two most advanced clinical programs are VIAject®, an injectable formulation of insulin, and VIAtab™, a sublingual formulation of insulin. We believe these product candidates may change the way Type 1 and Type 2 diabetic patients are treated by improving the efficacy, safety and ease-of-use of insulin. Based upon our preclinical and clinical data, if approved, VIAject® may produce a profile of insulin levels in the blood that approximates the natural first-phase insulin release normally seen in persons without diabetes following a meal. In addition, VIAject® may be associated with medically important advantages with regard to reduced hypoglycemia and reduced weight gain.
   VIAject®
     VIAject® is our proprietary formulation of injectable human insulin to be taken at mealtime. VIAject® is designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. One of the key features of our formulation of insulin is that it allows the insulin to disassociate, or separate, from the six molecule, or hexameric, form to the single molecule, or monomeric, form and inhibits re-association to the hexameric form. We believe that by favoring the monomeric form, VIAject® allows for more rapid delivery of insulin into the blood as the human body requires insulin to be in the form of a single molecule before it can be absorbed into the body to produce its desired biological effects.
   Potential Advantages of VIAject® over Existing Insulin Treatments
     We believe VIAject® offers a number of potential advantages over currently available injectable insulin products, including the following:
•	In our Phase 1 clinical trial in volunteers without diabetes, and in our Phase 1/2 clinical trials in patients with Type 1 diabetes, VIAject® reached the blood and exerted blood glucose lowering activity more rapidly than the rapid-acting insulin analog, Humalog®, and the regular human recombinant insulin, Humulin® R. Accordingly, we believe VIAject® more closely mimics the first-phase insulin release of healthy individuals at the beginning of a meal, which we believe reduces the risks of hyperglycemia and hypoglycemia.

•	In our analysis of the data from of our pivotal Phase 3 clinical trial in patients with Type 1 diabetes, we found that patients receiving VIAject®, when compared to those receiving Humulin® R, experienced fewer severe hypoglycemic events and did not gain weight, while those receiving Humulin® R did. In our analysis of the data from our pivotal Phase 3 clinical trial in patients with Type 2 diabetes, we found that patients receiving VIAject®, when compared to those receiving Humulin® R, experienced fewer mild and moderate, or non-severe, hypoglycemic events and gained less weight. Accordingly, we believe VIAject® may be a safer form of mealtime insulin therapy than is currently available to patients with Type 1 or Type 2 diabetes.
   Clinical Trials of VIAject®
     Phase 1 and Phase 2 Clinical Trials. We have conducted Phase 1 and Phase 2 clinical trials comparing the performance of VIAject® to Humalog®, the largest selling rapid-acting insulin analog in the United States, and Humulin® R. In these trials, we observed that VIAject® produced a release profile into the blood that more closely approximates the natural first-phase insulin release seen in healthy individuals.
     In 2005, we completed a Phase 1 clinical trial of VIAject®. This was a single center, open label, five-way crossover study in healthy volunteers. All volunteers received insulin subcutaneously. The study employed a “glucose clamp” procedure, in which glucose is automatically infused into the volunteer’s blood so that his or her blood glucose will be maintained at a healthy normal level. The effect of insulin is to lower blood glucose, thereby requiring an infusion of glucose to maintain the normal glucose level. The rate at which glucose must be infused is called the glucose infusion rate, or GIR. In this trial we found that VIAject® was faster than both Humulin® R and Humalog® in the time to reach 50% of the maximum GIR, which provides evidence of the insulin in VIAject® reaching the blood faster than that of Humulin® R and Humalog® . This faster action for each dose of VIAject® was statistically significant as compared to both Humulin® R and Humalog®.
     In 2006, we completed a Phase 1/2 single-center, randomized, double blind, crossover, clinical trial of VIAject® to compare the intra-subject variability of the timing and effect of repeated doses of VIAject® to that of Humulin® R in fourteen patients with Type 1 diabetes. Repeated administration of the same dose of both regular human insulin and rapid-acting insulin analogs are known to produce variable blood insulin level results in the same patients. This is known as the within-subject or intra-subject variability of insulin. In this trial we found that the intra-subject variability of VIAject® was less than that of Humulin® R.
     In 2007, we completed a Phase 2 clinical trial to examine VIAject® ’s ability to control blood glucose after patients with Type 1 diabetes received a standardized meal. Patients received either VIAject®, Humulin® R or Humalog® in conjunction with a standardized meal. Plasma insulin and blood glucose levels were monitored throughout the study. We found that VIAject® statistically significantly reduced maximal glucose after a standardized meal when compared to Humulin® R. Maximal glucose was lower after patients were treated with VIAject®, as compared to Humalog®, although this did not reach statistical significance. VIAject® was associated with less hypoglycemia after a standardized meal when compared to Humulin® R. This finding was statistically significant. While hypoglycemia was reduced for VIAject® compared to Humalog®, it did not reach statistical significance.
     Pivotal Phase 3 Clinical Trials. We completed our two pivotal Phase 3 clinical trials of VIAject® in July 2008. Our pivotal Phase 3 clinical trials were open-label, parallel group, randomized trials conducted at centers in the United States, Germany and India. The trials were designed to compare the efficacy and safety of VIAject® to Humulin® R. One of the trials tested VIAject® in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. We enrolled more than 400 patients in each trial for a six month treatment period. Approximately one-half of the patients in each trial were treated with VIAject® and the remainder with Humulin® R.
     The primary objective of the trials was to determine if VIAject® is not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients’ glycosylated hemoglobin, or HbA1c, levels from baseline to the end of the trial. HbA1c levels are a measure of patients’ average blood glucose levels over a period of approximately 3 months. HbA1c is the FDA’s preferred endpoint for diabetes trials. Predefined secondary endpoints in the trials included rates of mild and moderate and severe hypoglycemic events, and changes in body weight.
     In the Type 1 and Type 2 trials, HbA1c decreased comparably in the treatment groups, thereby achieving the primary endpoint of non-inferiority. In the Type 1 trial, a statistically significant interaction associated with HbA1c data from India was observed and efficacy results from India were, therefore, not comparable to the results from the United States and Germany, which together represented 77% of the treated patients participating in the Type 1 trial. These data were not comparable to the rest of the data for several reasons including: (a) markedly increased HbA1c levels both prior to and after study drug initiation, (b) a twofold higher rate of intra-subject variability in HbA1c results and (c) markedly reduced reporting of hypoglycemic events. The anomalies were observed in both the VIAject® and Humulin® R treatment groups. When we include all data from India in our HbA1c analysis, we do not establish non-inferiority in the Type 1 trial. However, we believe that including the data from India is not valid for determining non-inferiority. When the statistically significant interaction associated with the HbA1c data from India is taken into account, non-inferiority in the Type 1 trial is achieved.
     In the Type 1 trial, patients receiving Humulin® R were almost twice as likely to have one or more severe hypoglycemic events when compared to those receiving VIAject®. This result did not achieve statistical significance due to the small number of patients experiencing one or more severe hypoglycemic events (15 patients in the Humulin® R treatment group and 8 patients in the VIAject® treatment group, for a total of twenty-three patients). Patients receiving VIAject® lost 0.1 pounds on average, while patients receiving Humulin® R gained 3.1 pounds on average, for a difference of 3.2 pounds. This result was statistically significant.
     In the Type 2 trial, the median number of non-severe hypoglycemic events in the Humulin® R arm was twice as great as in the VIAject® arm. Patients treated with VIAject® gained less weight than patients treated with Humulin® R. Patients receiving VIAject® gained 1.0 pounds on average, while patients receiving Humulin® R gained 3.0 pounds on average, for a difference of 2.0 pounds. Both the hypoglycemia and weight gain results were statistically significant. With regard to severe hypoglycemic events, no meaningful comparison was possible due to the small number of events that occurred in both the VIAject® and the Humulin® R treatment groups.
     In both the Type 1 and Type 2 clinical trials, swelling, itching and redness were reported in less than 5% of patients receiving VIAject® or Humulin® R. VIAject® was associated with injection site discomfort, the prevalence of which decreased with time. Approximately 5% of the patients treated with VIAject® dropped out of the two clinical trials primarily due to injection site discomfort. No patients treated with Humulin® R dropped out of the two clinical trials due to injection site discomfort.
     Approximately 400 patients with Type 1 and Type 2 diabetes who completed the pivotal Phase 3 clinical trials elected to participate in a long term safety extension trial in which all patients are treated with VIAject® as their mealtime insulin. Patients will complete the extension trial upon the eighteenth month of patient treatment, subject to compassionate use exceptions. We intend to include interim data from this extension trial in our NDA. We expect to complete dosing of all patients in the extension trial in February 2010.
     Bioequivalence and Tolerability Trials. The VIAject® formulation used in the pivotal Phase 3 clinical trials was a two vial presentation, with one vial containing lyophilized insulin and the second vial containing 10cc of the proprietary VIAject® diluent, which upon reconstitution yields a concentration of 25 IU/cc at a pH of 4. We have also developed two pre-mixed, liquid formulations of VIAject® at concentrations of 100 IU/cc. One is at a pH of 4, and the other is at a pH of 7.
     We have completed two trials studying the bioequivalence of our liquid formulations of VIAject® to the lyophilized formulation that we used in our Phase 3 clinical trials. The first bioequivalence trial was completed in December 2008 and compared the100 IU/cc liquid formulation at a pH of 4 to the 25 IU/cc lyophilized formulation at a pH of 4. The second trial was completed in October 2009 and compared the 100 IU/cc liquid formulation at a pH of 7 to the 25 IU/cc lyophilized formulation at a pH of 4. Each trial showed the liquid formulation to be bioequivalent to the lyophilized formulation. We expect our NDA for VIAject® will be based on the pH 7 100 IU/cc liquid formulation, as we believe it may offer certain commercial advantages. We expect that the NDA will include vials, for use with syringes and insulin pumps, and cartridges, for use in both disposable and reusable pen injectors.
     In October 2009 we completed a trial studying the tolerability of the pH 7 100 IU/cc liquid formulation of VIAject® compared to both the VIAject® 25 IU/cc lyophilized formulation and Humalog®. This was a double blind, randomized trial in which patients were injected with three doses per day of one of the three insulin formulations. The trial was administered over three days, with a different formulation each day. The primary endpoint of the trial was to show that the liquid formulation of VIAject® that we intend to submit in our NDA presents less injection site discomfort than the lyophilized formulation used in our Phase 3 clinical trials. Preliminary results from the tolerability trial indicated that the liquid formulation of VIAject® presented a statistically significant reduction in injection site discomfort when compared to the lyophilized formulation. Additionally, a majority of patients stated that they experienced the same or less discomfort with the liquid formulation of VIAject® than they did with their usual meal-time insulin.

Preliminary results also indicated, however, that a subset of patients experienced more injection site discomfort with the liquid formulation of VIAject® than they did with Humalog®.
     Regulatory Status. In March 2009, we announced our plan to submit an NDA to the FDA by the end of 2009 to market VIAject® for the treatment of diabetes. After reviewing all of the data from the two pivotal Phase 3 clinical trials with regulatory consultants and meeting with the FDA staff, we decided to proceed with the submission of our NDA under section 505(b)(2) of the FFDCA. We expect that the NDA will be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. We intend to seek approval for a pH 7 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials. We intend to submit the NDA in December 2009.
Additional Pipeline Opportunities
     VIAtab™ is our formulation of recombinant human insulin designed to be taken orally via sublingual administration. Unlike other oral insulin products under development that must be swallowed, the sublingual delivery of VIAtab™ may avoid the destructive effects on insulin by the stomach and liver. We are developing VIAtab™ as a potential treatment for patients with Type 2 diabetes in the early stages of their disease. We believe that VIAtab™ may be a suitable treatment for these patients because of its potential rapid delivery and because it does not require injections. In our preclinical in vitro and animal studies, we successfully delivered insulin by sublingual administration. We have tested one formulation of VIAtab™ in a Phase 1 trial in patients with Type 1 diabetes. In 2010 we may allocate limited resources to developing our VIAtab™ formulation.
Our VIAdel™ Technology
     Peptide hormones, such as insulin, are valuable drugs used to treat a variety of important human diseases. Peptide hormones are, in general, relatively unstable and poorly absorbed into the blood from the gastrointestinal tract. As a result, they are typically given by subcutaneous injection. Because peptide hormones are charged molecules, their absorption from injection sites is inhibited and slowed. This is in contrast to their natural release into the blood, which is typically in one or more very rapid, spike-like, secretions. Slowing of the rate of absorption reduces the clinical efficacy of many peptide hormones, including insulin, parathyroid hormone and calcitonin in particular.
     Our VIAdel™ technology consists of several proprietary models that we have developed to study the interaction of small molecules with peptide hormones and their effects on the stability, apparent molecular size, complexed state, surface charge distribution and rate of absorption and mechanisms of absorption of peptide hormones. These models have allowed us to develop proprietary formulations designed to increase the rate of absorption and stability of these peptide hormones, potentially allowing for improved efficacy by injection and for administration by non-invasive routes, such as sublingual administration.
     We use our VIAdel™ technology to develop proprietary formulations of small molecules which form weak and reversible hydrogen bonds with their molecular cargo. By doing so, we believe that our formulations mask the charge on peptides. As a consequence, many of the peptides in our formulations face less resistance from cell membranes, which would generally repel them, thus allowing them to pass through cell membranes into the blood more rapidly and in greater quantities than other currently approved formulations of the same peptides. Our VIAdel™ technology is designed to allow us to develop formulations that stabilize delicate peptides which can result in longer shelf lives for our formulations. Furthermore, because we use our VIAdel™ technology to reformulate existing peptide drugs with ingredients that are generally regarded as safe by the FDA and because our reformulations do not drastically alter the structure of these peptides, we believe that our VIAdel™ technology allows us to develop product candidates for which the Section 505(b)(2) approval pathway is available.
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
     Human clinical trials are typically conducted in three sequential phases, but the phases may overlap, or be combined.
•	Phase 1 clinical trials typically involve the initial introduction of the product candidate into healthy human volunteers. In Phase 1 clinical trials, the product candidate is typically tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

•	Phase 2 clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the product candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible adverse effects and safety risks.

•	Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. The size of Phase 3 clinical trials depends upon clinical and statistical considerations for the product candidate and disease, but sometimes can include several thousand patients. Phase 3 clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.
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
     The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.
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
     Marketing Exclusivity. Market exclusivity provisions under the FFDCA can delay the submission or the approval of Section 505(b)(2) NDAs, thereby delaying a Section 505(b)(2) product from entering the market. The FFDCA provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, meaning that the FDA has not previously approved any other drug containing the same active moiety. This exclusivity prohibits the submission of a Section 505(b)(2) NDA for any drug product containing the active moiety during the five-year exclusivity period. However, submission of a Section 505(b)(2) NDA that certifies that a listed patent is invalid, unenforceable, or will not be infringed, as discussed above, is permitted after four years, but if a patent infringement lawsuit is brought within 45 days after such certification, FDA approval of the Section 505(b)(2) NDA may automatically be stayed until 7 1 / 2 years after the NCE approval date. The FFDCA also provides three years of marketing exclusivity for the approval of new and supplemental NDAs for product changes, including, among other things, new indications, dosage forms, routes of administration or strengths of an existing drug, or for a new use, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application. Five-year and three-year exclusivity will not delay the submission or approval of another full NDA; however, as discussed above, an applicant submitting a full NDA under Section 505(b)(1) would be required to conduct or obtain a right of reference to all of the preclinical and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
Competition
     The pharmaceutical industry is characterized by intense competition and rapidly evolving technology. For several decades, scientists have attempted to improve the bioavailability of injected formulations and to devise alternative non-invasive delivery systems for the delivery of macromolecules such as insulin. While we believe that product candidates using our VIAdel™ technology will be an improvement over existing products, our product candidates will compete against many products with similar indications.
     If approved, our primary competition for VIAject® will be rapid acting mealtime injectable insulins such as Humalog® , which is marketed by Eli Lilly, NovoLog® , which is marketed by Novo Nordisk, and Apidra® , which is marketed by Sanofi-Aventis.
     In addition, other development stage rapid acting insulin formulations may be approved and compete with VIAject®. Halozyme Therapeutics, Inc is developing two rapid-acting insulin products: recombinant human insulin formulated with a recombinant human hyaluronidase enzyme, and a rapid acting insulin analog formulated in combination with a recombinant human hyaluronidase enzyme. A three month multidose crossover treatment study in patients with type 1 diabetes is currently underway that compares a regular insulin / hyaluronidase combination with Humalog®. Results are expected in the third quarter of 2010. Halozyme Therapeutics, Inc. has previously reported that, in Phase 1 and Phase 2 clinical trials of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme, the combinations yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone.

     In addition, VIAject® may face competition from products employing non-invasive methods of insulin delivery, such as oral insulin pills, which are currently in development, or others which are in clinical development. Generex has developed an oral spray that is currently in Phase 3 development. The development of insulin formulations that are taken orally, or swallowed, face problems because insulin is largely broken down in the digestive system and as a result much of the insulin delivered orally does not enter the blood and the timing and amount of dosage that does is variable and unpredictable.
     MannKind’s pulmonary Technosphere™ technology is a New Chemical Entity which has been studied in three Phase 3 clinical trials in patients with Type 1 and Type 2 diabetes. MannKind filed an NDA for its product candidate in early 2009. Insulin administered as a nasal spray has been studied extensively but does not appear to be a practical route for insulin administration because without the addition of penetration enhancers, the bioavailability of the insulin is too low and too variable. Nasally administered insulin using penetration enhancers has produced irritation and destruction of the nasal passages with frequent use.
Intellectual Property and Proprietary Technology
     Our technologies have been developed exclusively by our employees, without input from third parties.
     On October 9, 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing VIAject® and VIAtab™. The patent will expire no earlier than January 2026.
     On October 12, 2008 we reported that we received a notice of allowance from the European Patent Office for patent claims encompassing VIAject® and VIAtab™. The European Patent granted as EP 1 740 154 on June 17, 2009 and will have a term of 20 years from the international filing date in the designated countries if all annuity fees are paid.
     We have a policy of filing for patent protection on all our product candidates. Our patents and patent applications consist of the following:
•	one granted United States patent, one foreign patent, and several pending United States patent applications and corresponding foreign and international patent applications relating to our VIAject® and VIAtab™ technology;

•	one foreign patent and pending foreign patent applications relating to our technology for enhancing delivery of drugs in a form for absorption through the skin into the blood, a process known as transdermal drug delivery;

•	one foreign patent, two pending United States patent applications and corresponding foreign patent applications relating to sublingual and/or oral delivery devices that can be used to deliver the certain insulin based products; and

•	several United States patent applications and a corresponding international patent applications relating to other early stage product candidates.
     Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued.
     The individual active and inactive ingredients in our VIAject® and VIAtab™ product candidates have been known and used for many years and, therefore, are no longer subject to patent protection, except in proprietary combinations. Accordingly, our patent and pending applications are directed to the particular formulations of these ingredients in our products, and to their use. Although we believe our formulations and their use are patented and provide a competitive advantage, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.
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
Manufacturing
     We believe our laboratory in Danbury, Connecticut is equipped to meet the limited manufacturing requirements of all of our product candidates through Phase 2 clinical trials. We intend to manufacture our product candidates by contracting with third parties that operate manufacturing facilities in accordance with cGMP. To date, we have relied on two commercial manufacturers — Catalent Pharma Solutions (formerly known as Cardinal Health PTS, LLC) and Hyaluron, Inc. — to manufacture our VIAject® product candidate. We believe that both manufacturers comply with the relevant regulatory requirements. We have suspended plans to enlarge our own laboratory or manufacturing facilities.
     In September 2008, we received notice from Catalent Pharma Solutions that they intend to sell, or possibly close, the facility where VIAject® has been manufactured. As a result, we now intend to conduct the majority of our future manufacturing of VIAject®

in the United Kingdom at a facility of a wholly owned subsidiary of Wockhardt U.K. Holdings, Ltd. We intend to negotiate a commercial manufacturing agreement with the Wockhardt U.K. Holdings, Ltd. subsidiary.
     We have contracted with N.V. Organon (formerly known as Diosynth B.V.), a global producer of insulin, to supply us with all of the insulin that we will need for the testing and manufacturing of our product candidates. Our agreement with N.V. Organon will terminate in December 2011, and we are discussing the possibility of extending the agreement. We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of VIAject®. In addition, we believe that the available quantities under the agreement will be sufficient to support our needs for approximately three years following the commercial launch of VIAject®. We are seeking to qualify another insulin supplier to serve as additional or alternative supplier.
Sales and Marketing
     We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates. In entering into these collaboration agreements we may retain some commercial rights for certain product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, we may focus on the pediatric market because we believe VIAject® is particularly suited for the treatment of children with diabetes, the number of pediatric endocrinologists is relatively few and we believe this patient population is underserved.
     In order to implement our strategy successfully, we may need to develop a specialized sales and marketing organization with sufficient technical expertise. We do not expect to do so, however, in fiscal year 2010.
Employees
     At September 30, 2009 we had 54 full time-employees and several part-time consultants who perform services for us on a regular basis. We consider our employee relations to be good.
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
Executive Officers of the Registrant
     The following table sets forth our executive officers, their respective ages and positions as of November 30, 2009:

Name	Age	Position
Dr. Solomon S. Steiner	72	Chairman, President and Chief Executive Officer
Gerard Michel	46	Chief Financial Officer, Vice President, Corporate Development and Treasurer
Erik Steiner	43	Vice President, Operations
Dr. Alan Krasner	46	Chief Medical Officer
Paul Bavier	37	General Counsel and Secretary
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

     Mr. Erik Steiner co-founded our company and has served as our Vice President, Operations since our inception in December 2003. From February 2003 to December 2003, Mr. Steiner co-founded and served as the Vice President, Operations of Steiner Ventures. From May 1999 to February 2003, Mr. Steiner served as Head of Operations of Cabot McMullen Inc, a film and television production company. Prior thereto, Mr. Steiner served as Administrative Director and Fiscal Administrator of the New Jersey Public Interest Research Group. Mr. Steiner is Solomon Steiner’s son.
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
     Mr. Paul Bavier has served as our general counsel and secretary since December 2008. From October 2007 to December 2008, Mr. Bavier served as our deputy general counsel. From November 2004 to October 2007, Mr. Bavier served as assistant general counsel at Gerber Scientific, Inc. Mr. Bavier began his legal career as an associate in the corporate law department of Ropes & Gray in Boston. He holds a B.A. from Middlebury College and a J. D. from the University of Michigan Law School.

PART II-OTHER INFORMATION
ITEM 1A. RISK FACTORS
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $43.3 million for the year ended September 30, 2009. As of September 30, 2009, we had a deficit accumulated during the development stage of approximately $126.5 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
•	submit our NDA for VIAject® in December 2009;

•	continue our clinical trial extension program for the pivotal Phase 3 clinical trials of VIAject®, which is designed to run through February 2010;

•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	produce required validation batches of VIAject® vials, cartridges, and disposable pens to support our NDA for VIAject®;

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®; and

•	conduct additional clinical development of our other product candidates.
     To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.
We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject® are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized.
     While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject®, we do not expect our research and development expenses to decrease in 2010 as we continue our Phase 3 clinical trial extension program for VIAject®, conduct new clinical trials of VIAject® to support our commercialization efforts, produce validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses to produce commercial quantities of finished product; and we may incur significant additional sales and marketing expenses depending on our role in commercializing any of our products that obtain regulatory approval. If we commercialize VIAject® without a commercial partner, we will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the second quarter of fiscal year 2011. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	our ability to file our NDA for VIAject® in December 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	the costs associated with preparing and submitting our Market Authorization Application, or MAA, for VIAject® to the European Medicines Agency, or EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;

•	the cost to develop an insulin pen program for use with VIAject®;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through February 2010.
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
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject®. Our ability to generate significant product revenues will depend heavily on the successful development and eventual commercialization of this product candidate. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to file an NDA for VIAject® or obtain marketing approval from the FDA. Due to data from India in our pivotal Phase 3 clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared to data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. The FDA may require that we conduct additional clinical trials with VIAject® before considering or approving our marketing application. Even if it is determined that no additional clinical trials will be required, we anticipate that VIAject® would not be commercially available for at least the next 18 months, if at all.

   We may never reinitiate significant expenditures on our earlier stage product candidates.
     We have suspended significant expenditures on the development of VIAtab™ and are unlikely to reinitiate extensive development of our early stage product candidates unless we receive marketing approval for VIAject® from the FDA. Even if VIAject® is approved by the FDA, we cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not have changed.
   The results of clinical trials do not ensure success in future clinical trials or commercial success.
     We have completed and released the results of our two pivotal Phase 3 clinical trials of VIAject®. Additionally, we have tested one formulation of VIAtab™ in Phase 1 clinical trials in patients with Type 1 diabetes and are developing additional formulations for further clinical testing. We have not completed the development of any products through commercialization. VIAject® continues to be tested in our Phase 3 clinical trial extension program and we believe we will need to conduct additional clinical trials to be successful in our commercialization efforts and, potentially, in order to receive FDA approval. The outcomes of preclinical testing and clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that our additional clinical trials of VIAject® will ultimately be successful. New information regarding the safety, efficacy and tolerability of VIAject® may arise that may be less favorable than the data observed to date. In addition, we will need to conduct Phase 2 and Phase 3 clinical trials of VIAtab™ in larger numbers of patients taking the drug for longer periods before we are able to seek approvals to market and sell VIAtab™ from the FDA and similar regulatory authorities outside the United States. If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:
•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States, including for the liquid formulation of VIAject®;

•	establishing that our liquid formulation of VIAject® is well-tolerated in chronic use;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	a continued acceptable safety and tolerability profile of the products following approval.
If the FDA does not approve our NDA, or if our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of VIAject® and VIAtab™ can occur at any stage of testing. We may experience numerous unforeseen events during clinical trials of VIAject® and VIAtab™ or during the FDA’s review of our planned NDA that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
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
     In our analysis of our completed pivotal Phase 3 clinical trials we found that VIAject® was associated with injection site discomfort, although the prevalence of discomfort decreased during the course of the treatment. In addition, in an October 2009 tolerability trial of the liquid formulation of VIAject® it was determined that a subset of patients experienced more injection site discomfort with VIAject® than they did with Humalog®.
The commercial success of any product candidates that we may develop, including VIAject® and VIAtab™ will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
     Any products that we bring to the market, including VIAject® and VIAtab™, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and, in the case of VIAject®, the possibility that patients may experience more injection site discomfort than they experience with competing products.
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/cc formulation of VIAject® and the degree to which injection site discomfort may be associated with this formulation;

•	the label and promotional claims allowed by the FDA, such as, in the case of VIAject®, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force may be required to educate and support these physicians. Therefore, our current strategy for developing, manufacturing and commercializing our product candidates includes securing collaborations with leading pharmaceutical and biotechnology companies for the commercialization of our product candidates. To date, we have not entered into any collaborations with pharmaceutical or biotechnology companies. We face significant competition in seeking appropriate collaborators. In addition, collaboration agreements are complex and time-consuming to negotiate, document and implement. For all these reasons, it may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. If we do enter into any such collaboration, the collaboration may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.
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
If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of VIAject® and VIAtab™ in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates or commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.
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
     We have recently entered into a new agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAject® and VIAtab™. Our agreement with this insulin supplier will terminate in December 2011. We are discussing the possibility of extending this supply agreement beyond 2011, but we cannot guarantee that this effort will be successful.
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
     We have been granted one U.S. patent and one European patent in all of the designation countries, several pending United States patent applications relating to our VIAject® and VIAtab™ technology and several pending U.S. foreign patent applications relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
     The active and inactive ingredients in our VIAject® and VIAtab™ product candidates have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.
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
Risks Related to Regulatory Approval of Our Product Candidates
If we fail to submit our NDA for VIAject® as we intend, or if we are unable to obtain required regulatory approvals, we will not be able to commercialize VIAject® as planned, or at all, and our ability to generate revenue will be materially impaired.
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
     We have not yet submitted an NDA or received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. We intend to submit our NDA for VIAject® in December 2009. If we are delayed in filing our NDA, our ability to generate revenue from the commercialization of VIAject® will be similarly delayed. Additionally, we cannot guarantee that the FDA will accept our NDA as filed, review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared to data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Failure of the FDA to accept our NDA as filed, review our NDA in a timely fashion, or approve our NDA will materially impair our ability to generate product revenue and our business.
If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, the approval pathway will take longer and cost more than anticipated and in either case may not be successful.

     We believe that VIAject® and VIAtab™ qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA may not agree that our products are approvable under Section 505(b)(2). Insulin is a unique and complex drug that is associated with more intra-and inter-patient variability than many small molecule drugs. The availability of the Section 505(b)(2) pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin product candidates. The FDA has not published any guidance that specifically addresses an NDA for an insulin product candidate under Section 505(b)(2). No other insulin product has yet been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.
     Notwithstanding the approval of many products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its interpretation of Section 505(b)(2) which could delay or even prevent the FDA from approving any NDA under Section 505(b)(2) that we submit. The pharmaceutical industry is highly competitive, and it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.
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
     Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 39% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a significant controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 30, 2009, we had approximately 24 million shares of common stock outstanding. Of these, approximately 9 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We lease approximately 29,300 square feet of office space and laboratory facilities in Danbury, Connecticut from Mulvaney Properties LLC. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 19,500 square feet of rentable office space. The lease for this office space expires July 31, 2014, subject to our right to renew the lease under the same terms and conditions for an additional seven year term. Our laboratory facility is located at 6 and 8 Christopher Columbus Avenue, Danbury, Connecticut, in approximately 7,200 and 2,600 square feet of rentable laboratory and office space. The leases for our facilities at 6 and 8 Christopher Columbus expire in January 2010. We expect to renew these leases before they expire. Our laboratory facility is fully equipped to perform our current drug delivery and related research and development activities, as well as to manufacture on a limited basis our own product line in accordance with cGMP.
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
     The following table sets forth the high and low sale prices per share for our common stock for each of the quarters in the period beginning October 1, 2008 through September 30, 2009, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
December 31, 2008	$4.99	$1.62
March 31, 2009	$6.00	$3.29
June 30, 2009	$6.02	$3.64
September 30, 2009	$5.48	$4.46
     The closing price of our common stock, as reported by the NASDAQ Global Market, was $3.99 on December 8, 2009.
Holders
     As of November 30, 2009, the number of holders of record of our common stock was 49.
Dividends
     We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.
Equity Compensation Plan Information
     Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities
     We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2009, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected financial data together with our financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the statement of operations data set forth below for the three-year period ended September 30, 2009 and the balance sheet data as of September 30, 2008 and 2009 set forth below from our audited financial statements which are included in this Annual Report. We have derived the statement of operations data set forth below for the years ended September 30, 2005, 2006 and 2007 and the balance sheet data as of September 30, 2005, 2006 and 2007 set forth below from our audited financial statements, which are not included in this Annual Report. Our audited financial statements include, in the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of those statements. Historical results for any prior or interim period are not necessarily indicative of results to be expected in any future period or for a full fiscal year.

	Year Ended September 30,
	2005	2006	2007	2008	2009
	(In thousands, except share and per share amounts)
Statement of operations data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,666	5,987	15,939	32,554	32,325
General and administrative	724	1,548	8,386	14,800	10,994

Total operating expenses	3,390	7,535	24,325	47,354	43,319
Other (income) and expense:
Interest and other income	(9)	(182)	(1,902)	(3,010)	(386)
Interest expense	—	78	—	—	—
Loss on settlement of debt	—	627	—	—	—

Operating loss before tax provision (benefit)	(3,381)	(8,058)	(22,423)	(44,344)	(42,933)
Tax provision (benefit)	2	10	125	(983)	337

Net loss	(3,383)	(8,068)	(22,548)	(43,361)	(43,270)
Charge for accretion of beneficial conversion rights	—	(603)	—	—	—
Deemed dividend — warrants	—	—	(4,457)	—	—

Net loss applicable to common stockholders	$(3,383)	$(8,671)	$(27,005)	$(43,361)	$(43,270)

Net loss per share — basic and diluted	$(0.56)	$(1.05)	$(1.76)	$(1.94)	$(1.82)

Weighted average shares outstanding — basic and diluted	6,080,746	8,252,113	15,354,898	22,390,434	23,746,598

	As of September 30,
	2005	2006	2007	2008	2009
	(In thousands)
Balance sheet data:
Cash, cash equivalents and marketable investment securities	$368	$17,539	$80,022	$90,283	$54,640
Working capital (deficit)	(98)	15,307	75,244	84,377	46,787
Total assets	1,195	18,659	82,506	97,511	59,625
Deficit accumulated during the development stage	(4,157)	(12,828)	(39,833)	(83,194)	(126,464)
Total stockholders’ equity	654	16,348	77,223	88,487	50,538

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
          We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders such as diabetes, which may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our initial development efforts are focused on peptide hormones. Our most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin.
          VIAject® is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have recently completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared VIAject® to Humulin® R, a form of recombinant human insulin. We believe VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime. Patients in both clinical trials were treated for a period of six months.
          In March 2009, we announced our plan to submit an NDA to the FDA by the end of 2009 to market VIAject® for the treatment of diabetes. We expect that the NDA will be submitted under section 505(b)(2) of the FFDCA and be based upon results from multiple pharmacokinetic and pharmacodynamic studies as well as our two completed Phase 3 studies of VIAject® in patients with Type 1 and Type 2 diabetes. We intend to seek approval for a 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials.
          In October 2009 we executed a letter of intent to purchase a disposable insulin pen designed by Wockhardt Ltd. for use with VIAject®. We intend to submit this pen to the FDA for review at a later date after completing certain modifications that we believe will improve its commercial performance.
          In 2010 we plan to conduct additional clinical trials designed to generate additional data to enhance VIAject’s potential commercial success.
          We have developed all of our product candidates utilizing our proprietary VIAdel™ technology, which allows us to study the interaction between peptide hormones and small molecules. We use our technology to reformulate existing peptide drugs with small molecule ingredients that are generally regarded as safe by the FDA to improve their therapeutic profiles.
          We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $43.3 million for the year ended September 30, 2009. As of September 30, 2009, we had a deficit accumulated during the development stage of $126.5 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and stock-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 75% and 25%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
          While we have suspended significant expenditures on our earlier stage product candidates and any enlargement of our laboratory facilities pending further development of our regulatory plans for VIAject®, we expect to continue to incur significant operating losses for the next several years as we:
•	continue our clinical trial extension program for the pivotal Phase 3 clinical trials of VIAject®, which is designed to run through February 2010;

•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval; and

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®.
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

				December 3,
				2003
				(Inception) to
	Year Ended September 30,			September 30,
	2007	2008	2009	2009
	(In thousands)
Research and development expenses:
Pre-clinical expenses	$1,983	$4,230	$2,709	$12,253
Manufacturing expenses	2,141	6,728	11,674	22,061
Clinical/regulatory expenses	11,815	21,596	17,942	55,737

Total	$15,939	$32,554	$32,325	$90,051

          The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA;

•	our ability to file our NDA for VIAject® in December 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	the costs associated with preparing and submitting our MAA for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;

•	the cost to develop an insulin pen program for use with VIAject®;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
          We anticipate that our general and administrative expenses will not change significantly as we focus our product development efforts on obtaining regulatory approval for VIAject®. Over the longer term, however, these expenses could increase as we approach the commercial launch of VIAject®:
     Marketable Securities
          In accordance with Accounting Standard Codification (ASC) Topic 320, Investments in Debt and Equity Securities issued by the Financial Accounting Standard Board (“FASB”) in May 1993, our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value. As of September 30, 2008 and 2009, the Company had $25.6 million and $0 marketable security investments, respectively.
     Pre-Launch Inventory
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the year ended September 30, 2009, the Company expensed $6.5 million of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company plans on submitting the NDA for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development.
     Comprehensive Income (Loss)
          We classify our marketable securities as available for sale, in accordance with ASC Topic 220, Comprehensive Income, issued by the FASB in June 1997. Other Comprehensive Income include changes in equity for unrealized holding gains (losses) on marketable securities, which have arisen during the period. During the year ended September 30, 2009, marketable security investments were sold at a par value and the September 30, 2008 net unrealized loss of $62 was fully recaptured.

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
          Due to the uncertainty in the credit and financial markets, along with our intention to file an NDA in December 2009 and secure FDA approval of VIAject®, we have modified our investment strategy and primarily invested in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. The focus on preserving cash and investing in stable securities generated lower returns during the year ended September 30, 2009. During the period from before we file our NDA until the FDA finishes its review of our NDA, we intend to maintain this conservative strategy until the credit and financial markets improve and become more stable.
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
          As of September 30, 2009, we had warrants outstanding to purchase an aggregate of 118,815 shares of our common stock with an exercise price of $1.41 per share.
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

     Stock-Based Compensation
          We recognize compensation costs related to share-based transactions, including employee stock options, in the financial statements based on fair value. The fair value of the stock underlying the options is a significant factor in determining credits or charges to operations appropriate for the stock-based payments to both employees and non-employees.
          We selected the Black-Scholes valuation model as the most appropriate valuation method for stock option grants to employees, members of our board of directors and non-employees. The fair value of these stock option grants is estimated as of their date of grant using the Black-Scholes valuation model.
          Because we lack sufficient company-specific historical and implied volatility information, we based our estimate of expected volatility on the median historical volatility of a group of publicly-traded companies that we believe are comparable to us based on the criteria set forth in Accounting Standards Codification (ASC) Topic 718-10-55-37(c) and SAB Topic 14.D, particularly line of business, stage of development, size and financial leverage. We will continue to consistently apply this process using the same companies or, if those companies become no longer comparable, other appropriately comparable companies until a sufficient amount of historical information regarding the volatility of our share price becomes available. However, we will regularly review these comparable companies, and may substitute more appropriate companies if facts and circumstances warrant a change. We use the average of (1) the weighted average vesting period and (2) the contractual life of the option, eight years, as the estimated term of the option. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. We estimate forfeitures based on actual forfeitures during our limited history. Additionally, we have assumed that dividends will not be paid.
          For options granted to non-employees and non-directors, primarily consultants serving on our Scientific Advisory Board, we measure fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these equity investments are periodically revalued as the options vest and are recognized as expense over the related period of service or the vesting period, whichever is longer. As of September 30, 2009, we issued to these non-employees options to purchase an aggregate of 377,111 shares of our common stock. Because we must revalue these options for accounting purposes each reporting period, the amount of the stock-based compensation expense related to these non-employee options will increase or decrease, based on changes in the price of our common stock. For the years ended September 30, 2009, 2008 and 2007, the stock-based compensation expense related to these options was $0.1 million, $0.2 million, and $0.7 million, respectively.
          For the year ended September 30, 2009, the stock-based compensation expense was $5.1 million, of which $1.7 million is reflected in research and development expenses and $3.4 million is reflected in general and administrative expenses. For the year ended September 30, 2008, the stock-based compensation expense was $6.7 million, of which $1.6 million is reflected in research and development expenses and $5.1 million is reflected in general and administrative expenses. For the year ended September 30, 2007, the stock-based compensation expense was $4.2 million, of which $0.7 million is reflected in research and development expenses and $3.5 million is reflected in general and administrative expenses.
     Income Taxes
          As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2009, we had federal net operating loss carryforwards of $100.9 million, Connecticut state net operating loss carryforwards of $100.4 million and federal and local research and development tax credit carryovers of approximately $2.1 million, all of which expire starting in 2024.
          At September 30, 2009, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $43.2 million, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

Results of Operations
     Year Ended September 30, 2009 Compared to Year Ended September 30, 2008
          Revenue. We did not recognize any revenue during the years ended September 30, 2009 or 2008.
          Research and Development Expenses.

	Year Ended
	September 30,		Decrease
	2008	2009	$	%
	In thousands, except per share amounts
Research and Development	$32,554	$32,325	$229	0.7%

Percentage of net loss	75.1%	74.7%

          Research and development expenses were $32.3 million for the year ended September 30, 2009, a decrease of $0.2 million, or 0.7%, from $32.6 million for the year ended September 30, 2008. This decrease was primarily attributable to a $5.8 million decrease in research and development costs related to our recently completed pivotal Phase 3 clinical trials for VIAject® and a decrease of $1.5 million in the costs of manufacturing clinical supplies. These decreases were offset by an increase of $5.8 million for the purchase of recombinant human insulin during the fiscal year in order to build commercial supply inventory for VIAject® and an increase of $0.9 million in professional fees for the preparation of the filing of our planned NDA. Research and development expenses for the year ended September 30, 2009 include $1.6 million in stock-based compensation expense related to options granted to employees and $0.1 million in stock-based compensation expense related to options granted to non-employees.
          While we have suspended significant expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject®, we do not anticipate that our research and development expenses will decrease materially, if at all, as we continue our Phase 3 clinical trial extension program for VIAject®, conduct new clinical trials of VIAject®, produce validation batches, and purchase recombinant human insulin.
          General and Administrative Expenses.

	Year Ended
	September 30,		Decrease
	2008	2009	$	%
	In thousands, except per share amounts
General and Administrative	$14,800	$10,994	$3,806	25.7%

Percentage of net loss	33.1%	25.5%

          General and administrative expenses were $11.0 million for the year ended September 30, 2009, a decrease of $3.8 million, or 25.7%, from $14.8 million for the year ended September 30, 2008. This decrease is attributable to the following items: a decrease of $1.6 million in stock-based compensation charges for the non-employee directors due to a change in vesting policy from immediate vesting to vesting pro rata over one year; a decrease of $0.6 million in professional fees, a decrease of $0.5 million in personnel expenses and a decrease of $0.6 million in travel expenses were due to a one-time event that occurred in 2008. General and administrative expenses for the year ended September 30, 2009 include $3.4 million in stock-based compensation expense related to options granted to employees. Because we must revalue options granted to non-employees for accounting purposes each reporting period, the amount of the stock-based compensation income for the year ended September 30, 2009 was $13 thousand.
          We do not expect our general and administrative expenses to increase significantly over the next twelve months as we focus our product development efforts on obtaining regulatory approval for VIAject®. Over the longer term, however, we anticipate these expenses will increase as we approach the commercial launch of VIAject®.

          Interest and Other Income.

	Year Ended
	September 30,		Decrease
	2008	2009	$	%
	In thousands, except per share amounts
Interest and Other Income	$3,010	$386	$2,624	87.2%

Percentage of net loss	6.8%	0.9%

          Interest and other income decreased to $0.4 million for the year ended September 30, 2009 from $3.0 million for the year ended September 30, 2008. The decrease was due to shifting our investments primarily into treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the year ended September 30, 2009.
          Interest Expense. For the years ended September 30, 2009 and 2008, we had no interest expense.
          Net Loss and Net Loss per Share.

	Year Ended
	September 30,		Decrease
	2008	2009	$	%
	In thousands, except per share amounts
Net loss	$(43,361)	$(43,270)	$91	0.2%

Net loss per share	$(1.94)	$(1.82)

          Net loss was $43.3 million, or $(1.82) per share, for the year ended September 30, 2009 compared to $43.4 million, or $(1.94) per share, for the year ended September 30, 2008. The decrease in net loss was primarily attributable to the decreased expenses described above. While we have suspended significant expenditures of our earlier stage product candidates in order to focus our product developments efforts on obtaining regulatory approval for VIAject®, we expect our losses to continue as we initiate additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval.
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

          Research and development expenses were $32.6 million for the year ended September 30, 2008, an increase of $16.6 million, or 104.2%, from $15.9 million for the year ended September 30, 2007. This increase was primarily attributable to increased research and development costs related to our recently completed pivotal Phase 3 clinical trials for VIAject®. Specific increases in research and development expenses included $7.8 million related to increased clinical trial expenses in 2008; $3.3 million related to increased manufacturing expenses in 2008 for the process development, scale-up and manufacture of commercial batches of VIAject® to support our clinical trials and regulatory submissions; and $2.6 million related to increased personnel costs, non-cash stock-based compensation expenses and consulting fees. Research and development expenses for the year ended September 30, 2008 include $1.3 million in stock-based compensation expense related to options granted to employees and $0.2 million in stock-based compensation expense related to options granted to non-employees.

          General and Administrative Expenses.

	Year Ended
	September 30,		Increase
	2007	2008	$	%
	In thousands, except per share amounts
General and Administrative	$8,386	$14,800	$6,414	76.5%

Percentage of net loss	37.2%	33.1%

          General and administrative expenses were $14.8 million for the year ended September 30, 2008, an increase of $6.4 million, or 76.5%, from $8.4 million for the year ended September 30, 2007. This increase was primarily attributable to a $4.5 million increase in personnel expense. The balance of the increase was attributable to increases in insurance expenses, depreciation expenses and higher legal and consulting fees associated with becoming a public company. General and administrative expenses for the year ended September 30, 2008 include $5.1 million in stock-based compensation expense related to options granted to employees. Because we must revalue options granted to non-employees for accounting purposes each reporting period, the amount of the stock-based compensation expense for the year ended September 30, 2008 was $2 thousand.
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
          Interest Expense. For the years ended September 30, 2008 and 2007, we had no interest expense.
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
          At September 30, 2009, we had cash and cash equivalents totaling approximately $54.6 million. To date, we have invested our excess funds primarily in managed money funds with two major financial institutions. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
          Net cash used in operating activities was $35.3 million for the year ended September 30, 2009, $34.9 million for the year ended September 30, 2008 and $15.5 million for the year ended September 30, 2007. Net cash used in operating activities for the year ended September 30, 2009 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and a decrease in income tax receivable, accounts payable, income tax payable and accrued expenses. Net cash used in operations for the years ended September 30, 2008 and 2007 primarily reflects the net loss for the period, offset in part by depreciation, share-base compensation and changes in accrued expenses, accounts payable and deferred compensation.
          Net cash provided by (used in) investing activities was $25.0 million for the year ended September 30, 2009, ($28.4) million for the year ended September 30, 2008 and ($1.4) million for the year ended September 30, 2007. Net cash provided by investing activities for the year ended September 30, 2009 primarily reflects sale of marketable securities partially offset by the purchase of property and equipment. Net cash used in investing activities for the years ended September 30, 2008 and 2007 primarily reflects the purchases of marketable securities, property and equipment and leasehold improvement costs.
          Net cash provided by financing activities was $0.2 million for the year ended September 30, 2009, $48.0 million for the year ended September 30, 2008 and $79.4 million for the year ended September 30, 2007. Net cash provided by financing activities in 2009 primarily reflects the proceeds from sale of stock through our employee stock purchase plan. Net cash provided by financing activities in 2008 primarily reflects proceeds from our follow-on public offering. Net cash provided by financing activities in 2007 primarily reflects proceeds from our initial public offering.
          In July 2008, we entered into a supply agreement with N.V. Organon, which will terminate in December 2011, to purchase specified minimum quantities of recombinant human insulin. We anticipate that our minimum purchase requirements for the next nine consecutive quarters will total as much as $12 million depending on our regulatory plans for VIAject®.
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
     Funding Requirements
          We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second quarter of fiscal year 2011. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. For example, if the FDA were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject®, our existing capital resources may not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
          Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	our ability to file our NDA for VIAject® in December 2009 as planned and, once filed, the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	the costs associated with preparing and submitting our MAA for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;

•	the cost to develop an insulin pen program for use with VIAject®;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through February 2010.
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

Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements.
Contractual Obligations
          The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2009 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,563	$537	$1,561	$465	$—
Purchase commitments	12,268	5,025	7,243	—	—

Total fixed contractual obligations	$14,831	$5,562	$8,804	$465	$—

Recent Accounting Pronouncements
          Effective October 1, 2008, the Company adopted the provisions ASC Topic 820, Fair Value Measurements and Disclosures, which substantially incorporates the FASB Statement of Financial Accounting Standards (SFAS), No. 157, Fair Value Measurements. These provisions define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. Portions of these provisions have been deferred for one year for certain non-financial assets and liabilities. The adoption of these provisions did not have a material effect on our financial statements.
          During the fourth quarter of 2009, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, and other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized generally accepted accounting principles, or GAAP, into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.

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
Management’s Evaluation of Disclosure Controls and Procedures
          We are required to maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
          Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
          Based on our assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.
          Our independent registered public accountants have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut
          We have audited Biodel Inc.’s (a development stage company) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biodel Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          In our opinion, Biodel Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Biodel Inc. as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and for the period from December 3, 2003 to September 30, 2009 and our report dated December 14, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
December 14, 2009
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
          On December 14, 2009, the Company entered into indemnification agreements with certain of its directors and executive officers. Each indemnification agreement is in the form currently in effect between Company and its other directors and executive officers.

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
Dr. Solomon S. Steiner
President and Chief Executive Officer Date: December 14, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Solomon S. Steiner Solomon S. Steiner	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 14, 2009

/s/ Gerard Michel Gerard Michel	Chief Financial Officer, Vice President, Corporate Development and Treasurer (Principal Financial and Accounting Officer)	December 14, 2009

/s/ Barry Ginsberg Barry Ginsberg	Director	December 14, 2009

/s/ David Kroin David Kroin	Director	December 14, 2009

/s/ Ira W. Lieberman Ira W. Lieberman	Director	December 14, 2009

/s/ Daniel Lorber Daniel Lorber	Director	December 14, 2009

/s/ Brian J.G. Pereira Brian J.G. Pereira	Director	December 14, 2009

/s/ Charles Sanders Charles Sanders	Director	December 14, 2009

/s/ Scott A. Weisman Scott A. Weisman	Director	December 14, 2009

Exhibits Index

Exhibit
Number	Description of Document
3.1	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

3.2	Registrant’s Amended and Restated Bylaws (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

4.2	Form of Warrant issued to Scott Weisman and McGinn Smith Holdings LLC to Purchase Shares of Series A convertible preferred stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

4.3	Form of Subscription and Rights Agreement by and among the Registrant and the holders of the Series A convertible preferred stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

4.4	Amended and Restated Registration Rights Agreement, dated September 19, 2006, by and among the Registrant and other parties named therein (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.1	Form of Indemnity Agreement entered into between the Registrant and each of Albert Cha, Robert Feldstein, David Kroin, Daniel Lorber, Ira Lieberman, Charles Sanders, Roderike Pohl, and Solomon Steiner, Paul Sekhri, Erik Steiner, Samuel Wertheimer, R. Timmis Ware, Andreas Pfützner, and Scott Weisman (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.2	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.3	2005 Employee Stock Purchase Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.4	2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.5	Amended and Restated Employment Agreement, dated March 20, 2007, as amended November 20, 2007, between the Registrant and Solomon S. Steiner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 20, 2007).

10.7	Amended and Restated Consulting Agreement entered into on November 13, 2007, effective June 5, 2007, between the Registrant and Dr. Andreas Pfützner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).

10.8†	Manufacturing Agreement, dated December 20, 2005 between the Registrant and Cardinal Health — PTS, LLC (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.9	Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.10	Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.11	Lease Agreement, dated February 2, 2004, between the Registrant and Mulvaney Properties, LLC and amendment thereto dated September 29, 2006 (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.12	Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).

Exhibit
Number	Description of Document
10.13	Lease Amendment, dated October 1, 2007, between the Registrant and Mulvaney Properties LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2007).

10.14	Amendment to Lease Agreement, dated February 2, 2004, as amended, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).

10.15	Severance Agreement, dated November 14, 2007, by and between the Registrant and F. Scott Reding (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).

10.16	Offer Letter, dated November 12, 2007, by and between the Registrant and Gerard J. Michel. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).

10.17	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).

10.18	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).

10.19	Base salaries of Executive Officers of the Registrant.

10.20	Summary of the Registrant’s Non-Employee Director Compensation.

10.21†	Supply Agreement, dated July 7, 2008, between the Registrant and N.V. Organon (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2008).

10.22*	Letter Agreement, dated November 12, 2009, between the Registrant and N.V. Organon, amending the Supply Agreement, dated July 7, 2008, between the parties.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on signature page).

31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

BIODEL INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut
     We have audited the accompanying balance sheets of Biodel Inc. (a development stage company) as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009 and for the period from December 3, 2003 (inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, and for the period from December 3, 2003 (inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Biodel Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
December 14, 2009

Biodel Inc.
(A Development Stage Company)
Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2008	2009
ASSETS
Current:
Cash and cash equivalents	$64,731	$54,640
Marketable securities, available for sale	25,552	—
Taxes receivable	1,988	752
Prepaid and other assets	1,130	482

Total current assets	93,401	55,874
Property and equipment, net	3,931	3,695
Intellectual property, net	59	56
Other assets	120	—

Total assets	$97,511	$59,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$813	$1,007
Accrued expenses:
Clinical trial expenses	4,163	5,647
Payroll and related	1,420	1,117
Accounting and legal fees	509	325
Severance	268	183
Other	839	643
Income taxes payable	1,012	165

Total current liabilities	9,024	9,087
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,698,558 and 23,803,672 issued and outstanding	237	238
Additional paid-in capital	171,506	176,764
Accumulated other comprehensive loss	(62)	—
Deficit accumulated during the development stage	(83,194)	(126,464)

Total stockholders’ equity	88,487	50,538

Total liabilities and stockholders’ equity	$97,511	$59,625

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Statements of Operations
(In thousands, except share and per share amounts)

				December 3,
				2003
				(Inception) to
	Year Ended September 30,			September 30,
	2007	2008	2009	2009
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	15,939	32,554	32,325	90,051
General and administrative	8,386	14,800	10,994	36,645

Total operating expenses	24,325	47,354	43,319	126,696
Other (income) and expense:
Interest and other income	(1,902)	(3,010)	(386)	(5,489)
Interest expense	—	—	—	78
Loss on settlement of debt	—	—	—	627

Operating loss before tax provision (benefit)	(22,423)	(44,344)	(42,933)	(121,912)
Tax provision (benefit)	125	(983)	337	(508)

Net loss	(22,548)	(43,361)	(43,270)	(121,404)
Charge for accretion of beneficial conversion rights	—	—	—	(603)
Deemed dividend — warrants	(4,457)	—	—	(4,457)

Net loss applicable to common stockholders	$(27,005)	$(43,361)	$(43,270)	$(126,464)

Net loss per share — basic and diluted	$(1.76)	$(1.94)	$(1.82)

Weighted average shares outstanding — basic and diluted	15,354,898	22,390,434	23,746,598

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308		—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514		—	514
Share-based compensation	—	—	—	—	—	—	353		—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60		—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460		—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63		—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132		—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351		—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194		—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23		—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603		(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697		—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4		—	—
Share-based compensation	—	—	—	—	—	—	4,224		—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16		—	16
Stock options exercised	3,542	—	—	—	—	—	5		—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397		—	423

Deemed dividend — warrants	—	—	—	—	—	—	4,457		(4,457)	—
Net loss	—	—	—	—	—	—	—		(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785		—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172		—	172
Share-based compensation	—	—	—	—	—	—	6,503		—	6,503
Stock options exercised	174,410	1	—	—	—	—	901		—	902
Warrants exercised	79,210	1	—	—	—	—	111		—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180		—	181
Net loss	—	—	—	—	—	—	—		(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	$237	—	$—	—	$—	$171,506	$(62)	$(83,194)	$88,487

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2008	23,698,558	$237	—	$—	—	$—	$171,506	$(62)	$(83,194)	$88,487
Share-based compensation							5,064			5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	$238	—	$—	—	$—	$176,764	$—	$(126,464)	$50,538

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Statements of Cash Flows
(In thousands, except share and per share amounts)

				December 3, 2003
				(Inception) to
				September 30,
	2007	2008	2009	2009
Cash flows from operating activities:
Net loss	$(22,548)	$(43,361)	$(43,270)	$(121,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	567	877	2,149
Founder’s compensation contributed to capital	—	—	—	271
Share-based compensation for employees and directors	3,567	6,434	4,970	15,204
Share-based compensation for non-employees	657	241	94	2,325
Loss on settlement of debt	—	—	—	627
Write-off of capitalized patent expense	—	208	—	208
Write-off of loan to related party	—	—	—	41
(Increase) decrease in:
Prepaid expenses and other assets	(430)	(745)	768	(482)
Income taxes receivable	—	(1,988)	1,236	(752)
Increase (decrease) in:
Accounts payable	830	(1,374)	194	1,007
Income tax payable	255	917	(847)	165
Deferred compensation	(500)	—	—	—
Accrued expenses and other liabilities	2,406	4,198	715	8,133

Total adjustments	7,039	8,458	8,007	28,896

Net cash used in operating activities	(15,509)	(34,903)	(35,263)	(92,508)

Cash flows from investing activities:
Purchase of property and equipment	(1,315)	(2,769)	(637)	(5,809)
Purchase of marketable securities	—	(25,614)	—	(25,614)
Sale of marketable securities	—	—	25,614	25,614
Capitalized intellectual properties	(66)	(17)	—	(298)
Loan to related party	—	—	—	(41)

Net cash provided by (used in) investing activities	(1,381)	(28,400)	24,977	(6,148)

Cash flows from financing activities:
Options exercised	5	902	25	932
Warrants exercised	423	112	—	535
Deferred public offering costs	(1,268)	—	—	(1,458)
Stockholder contribution	—	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	—	2,466
Net proceeds from employee stock purchase plan	—	181	170	351
Net proceeds from sale of common stock	80,213	46,817	—	127,030
Proceeds from bridge financing	—	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	—	19,205

Net cash provided by financing activities	79,373	48,012	194	153,295

Net increase (decrease) in cash and cash equivalents	62,483	(15,291)	(10,091)	54,640
Cash and cash equivalents, beginning of period	17,539	80,022	64,731	—

Cash and cash equivalents, end of period	$80,022	$64,731	$54,640	$54,640

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$—	$9
Income taxes	44	88	111	246
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	$—	$—	$—	$3,202
Accrued expenses settled with Series B preferred stock	—	—	—	150
Deemed dividend — warrants	4,457	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	—	603
Conversion of convertible preferred stock to common stock	68	—	—	68
See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement
(In thousands, except share and per share amounts)
1. Business and Basis of Presentation
Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for diabetes. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company’s most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin. The Company has developed all of its product candidates utilizing its proprietary VIAdel™ technology that allows the Company to study the interaction between peptide hormones and small molecules.
Basis of Presentation
     The Company is in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.
     On April 12, 2007, the Company effected a 0.7085 for one (0.7085:1) reverse stock split (see Note 11). All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported.
2. Summary of Significant Accounting Policies
Research and Development Costs
     The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $15,939, $32,554, and $32,325 for the years ended September 30, 2007, 2008 and 2009, respectively.
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
Cash and Cash Equivalents
     The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. At September 30, 2009, cash and cash equivalents of $54,640 are primarily held in U.S. treasury denominated, money market accounts.
Marketable securities
     The Company’s marketable securities were classified as available-for-sale and were reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). The Company regularly evaluates the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related fund is written down to its estimated fair value. At September 30, 2008, marketable securities total $25,552. Due to the short-term need for funds and uncertainty in the credit and financial market, the Company modified its investment strategy and primarily invested in money market accounts comprised of treasury securities. At September 30, 2009, the Company had no marketable security investments.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)
Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses approximate their fair values due to their short maturities.
Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the year ended September 30, 2009, the Company expensed $6.5 million of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company plans on submitting the NDA application for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development (see Note 7).
     Intellectual Property
     The intangible asset consists primarily of capitalized costs associated with VIAject® patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Amortization expense for the years ended September 30, 2007, 2008 and 2009 was $13, $13 and $3, respectively.
Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income (expense) in the statement of operations. Estimated useful life for each asset category is as follows: Furniture and fixtures — 7 years, Leasehold improvements — estimated useful life or remaining term of lease, whichever is shorter, Laboratory equipment — 7 years, Manufacturing equipment 5 years, Device development— 5 years, Facility equipment— 3 years and 7 years, Computer equipment — 5 years and Computer software — 3 years.
Impairment of Long-Lived Assets
     Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2008 and 2009.
Comprehensive Income (Loss)
     The Company classifies its marketable securities as available for sale. Other Comprehensive Income (Loss) include changes in equity for unrealized holding gains/(losses) on marketable securities, which have arose during the period. During the year ended September 30, 2009, marketable security investments were sold at par value and the September 30, 2008 unrealized loss of $62 was fully recaptured.
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

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
     The Company adopted the provisions of Accounting Standards Codification (ASC) Topic 740, Income Taxes, with respect to uncertain tax positions (substantially incorporating the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48) effective October 1, 2007. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Recognition thresholds and measurement attributes were prescribed for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption had no resulting effect on our financial statements. See Note 8 for additional information.
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
     The Company has experienced significant operating losses since inception. At September 30, 2009, the Company had a deficit accumulated during the development stage of $126,464. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of VIAject®, launch and commercialize VIAject®, if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.
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
Share-Based Compensation
     The Company recognizes share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (the Black-Scholes valuation model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.
     The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed for options granted to non-employees for the years ended September 30, 2007, 2008 and 2009 was $657, $241, and $94 respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost expensed for the years ended September 30, 2007, 2008 and 2009 was $3,567, $6,434, and $4,970 respectively. At September 30, 2009, the total compensation cost related to non-vested options not yet recognized was $9,203, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2007	2008	2009
Expected life (in years)	5.25	5.25	5.25
Expected volatility	60 - 70%	57 - 60%	59 - 68%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.23% - 4.96%	2.36% - 4.42%	1.00% - 3.19%
Weighted-average grant date fair value	$11.09	$13.92	$2.69

Subsequent Events
     Effective April 1, 2009, the Company adopted the provisions of ASC Topic 855, Subsequent Events (substantially incorporating SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these provisions did not have an effect on the Company’s financial position and results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 through December 14, 2009, the date it issued these financial statements. During the period, the Company did not have any material recognizable or unrecognizable subsequent events.
Recent Accounting Pronouncements
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 is effective for the Company for interim and annual periods ending after September 30, 2009. The Company does not expect the adoption of ASU 2009-5 to have a material impact on its consolidated results of operations or financial position.
     Effective October 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (substantially incorporating SFAS No. 157, Fair Value Measurements). These provisions define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The FASB has agreed to defer for one year the effective date for certain provisions with respect to non-financial assets and liabilities. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial statements.
     During the fourth quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, and other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
3. Marketable Securities
     The Company classifies marketable securities as available for sale. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
     The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and investment grade corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Due to the nature of the Company as a development stage company and its funding needs at times being uncertain, the Company has classified all marketable securities as available-for-sale. The unrealized gains and losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.
     As of September 30, 2008, the Company conducted a periodic review to identify and evaluate each investment that has an unrealized loss. Any unrealized loss identified as other-than-temporary is recorded directly in the Statement of Operations.
     As of September 30, 2008 the Company concluded the unrealized losses were temporary because (1) the Company believes the market value is partially due to global and current economic conditions which are at unprecedented levels and (2) the securities continue to be of high quality and interest has been paid when due. The Company does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2008. If in the future the Company determines that any decline is other-than-temporary, the Company would have to recognize the loss in its Statement of Operations. Unrealized gains and losses are recorded in accumulated other comprehensive income in the Company’s Balance Sheet.
     Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at September 30, 2008 are summarized below. As of September 30, 2009, the Company had no marketable security investments.

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

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
     As of September 30, 2009, the Company classifies all the securities as current since all investments are in U.S. Treasury based money market accounts with original maturities of three months or less at the date of purchase.
4. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Year Ended September 30,
	2007	2008	2009
Common shares underlying warrants for Series A Preferred Stock	198,025	118,815	118,815
Stock options	1,685,974	3,135,390	3,407,633
5. Property and equipment
     Property and equipment consists of the following:

	September 30,
	2008	2009
Furniture and fixtures	$313	$318
Leasehold improvements	1,546	1,549
Construction-in-progress	121	15
Laboratory equipment	1,381	1,612
Manufacturing equipment	144	372
Facility equipment	50	50
Device development	—	157
Computer equipment and other	1,150	1,270

Sub-Total	4,705	5,343
Less: Accumulated depreciation and amortization	774	1,648

Total	$3,931	$3,695

     Depreciation expense for the years ended September 30, 2007, 2008 and 2009 was $543, $554 and $874, respectively.
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
Consulting and Clinical Research Services
     Effective December 2008, Dr. Pfützner is no longer our Chief Medical Officer in Europe. Dr. Pfützner has been retained as a consultant for ongoing clinical trials being conducted in Europe.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
     During the fiscal years ended September 30, 2007 and 2008, the Company paid approximately $926 and $2,710, respectively, in clinical related costs to the Institute for Clinical Research and Development in Mainz, Germany where Andreas Pfützner, our former Chief Medical Officer in Europe, served as its managing director. Dr. Pfützner and his spouse are majority shareholders of the institute.
     On April 1, 2005, the Company entered into a consulting agreement with Dr. Pfützner to provide consulting services in connection with the research and development of the Company’s product candidates. The consulting agreement was amended and restated effective June 5, 2007. The initial term of the amended and restated agreement terminated on June 5, 2009 and automatically renews for successive one-year terms until the agreement is terminated by either party on prior written notice in accordance with the terms of the agreement. Under the agreement, Dr. Pfützner is entitled to receive $2 for each full business day devoted to the performance of his services in addition to a non-refundable payment of $150 per annum for the two-year period commencing June 5, 2007. Dr. Pfützner is bound by non-competition and non-solicitation covenants that prohibit him from competing with the Company during the term of the agreement and for one year after termination of the agreement.
Issuance of Series A Convertible Preferred Stock
     Between March and July 2005, the Company issued and sold an aggregate of 35,000 shares of its Series A convertible preferred stock (see Note 9) to two executive officers and one director.
     McGinnSmith & Company, Inc. (“MSI”) served as placement agent in connection with the offering of the Series A convertible preferred stock pursuant to a letter agreement (the “Letter Agreement”), for which MSI received $280 (excluding $15 reimbursement for expenses) and warrants to purchase 55,900 shares of Series A convertible preferred stock at $5.00 per share. The fair value of the warrants was $121 and was computed using the Black-Scholes valuation model using the following assumptions: term of 7 years; volatility rate of 90%; risk free rate of 3.65% and a dividend yield of 0.0%, which was treated as cost of raising capital. A member of the Board of Directors of the Company was a managing director of MSI until May 2007.
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
Bridge Financing
     Between February and May 2006, the Company completed a Bridge Financing (see Note 9). Four executive officers and one director purchased an aggregate of 23 units, or $575, as part of the financing. These units were subsequently settled with 182,540 shares of Series B convertible preferred stock (see Note 9) and warrants to purchase 98,275 shares of common stock.
     In connection with the sales of units in the Bridge Financing, the Company paid MSI an aggregate commission of $70 and issued to MSI additional warrants to purchase 22,222 shares of Series B convertible preferred stock and a warrant to purchase 11,963 shares of common stock. The fair value of the warrants was $22 as computed using the Black-Scholes valuation model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 5.05% and a dividend yield of 0.0%.
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
     In connection with the issuance of the Series B convertible preferred stock, the Company retained MSI to serve as placement agent pursuant to an amendment to the Letter Agreement. MSI was paid (a) an aggregate commission of $350 from the sale of the Series B convertible preferred stock, (b) a warrant to purchase 126,903 shares of Series B convertible preferred stock and (c) a warrant to purchase 68,322 shares of common stock. On July 19, 2006, the Company also sold and issued to a director 12,690 shares of Series B convertible preferred stock and a warrant to purchase 6,832 shares of common stock. At the completion of the Series B

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
preferred stock financing, the lead investor remitted the monies for its investment in the Series B Round net of offering-related expenses incurred by the investor group for which the Company was responsible. Total offering expenses were approximately $2,000, of which $1,470 was commissions for the placement of the offering. A director of the Company had arranged to pay for an investment in the Series B preferred stock financing (the “Investment”) utilizing a portion of commissions due. Since the monies due for the commission were not received by the Company, the purchase price of the Investment could not be deducted from the monies received. The fair values of the warrants for common stock were $126 and $13 and were computed using the Black-Scholes valuation model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 5.05% and a dividend yield of 0.0%. The fair value of the warrants for preferred stock was $167 and was computed using the Black-Scholes valuation model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 4.70% and a dividend yield of 0.0%. These amounts were treated as cost of raising capital.
Deferred Compensation
     On December 15, 2005, the Board of Directors authorized a bonus to be paid to SV, if the Chairman and Chief Executive Officer directed the completion of a successful financing in excess of $10,000. Pursuant to that board resolution, the Company owed SV $250 because of the issuance of the Series B convertible preferred stock during the year ended September 30, 2006 but payment was deferred by Dr. Steiner. The Company recorded compensation expense for this bonus and had reflected the balance as due to related party at September 30, 2006. The balance was paid in July 2007.
     Separately, Dr. Steiner voluntarily deferred his calendar year compensation of $250. The Company recorded compensation expense for this salary and had reflected the balance as deferred compensation at September 30, 2006. The balance was paid in July 2007.
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
     Pursuant to the Company’s severance agreement with its officers each executive officer is entitled to the following upon termination of employment with the Company, unless such termination is by the executive officer for other than good reason or by the Company for cause:
•	annual base salary earned through the termination date;

•	in the event the executive officer satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;

•	if the performance criteria were not fully satisfied, but the board of directors determines that the criteria could have been satisfied had the executive officer remained employed for the full fiscal year, the Average Annual Bonus;

•	any compensation previously deferred by the executive officer and any accrued paid time-off;

•	annual base salary for a period of 18 months following the date of termination;

•	health insurance for a period of 18 months or until the executive officer qualifies for similar benefits from another employer;

•	150% of the Average Annual Bonus (paid in addition to the bonus described immediately above);

•	acceleration of all outstanding options; and

•	extension of the exercisability of the options.
     The aggregate amount of base salary for both executives is $615. Bonuses for the executives are at the discretion of, and awarded by the Board of Directors.
Former General Counsel Severance Agreement
     Effective January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 that remain exercisable through the original expiration date. The charge of approximately $277 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification charge of approximately $100 were recorded. As of September 30, 2009 the Company has paid $138 of the $277 obligation, which leaves of $139 as a short term obligation.
Former Chief Financial Officer Severance Agreement
     On November 13, 2007, F. Scott Reding, the Company’s former Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned from all his positions with the Company. In connection with Mr. Reding’s resignation, the Company and Mr. Reding entered into a severance agreement that established the terms of Mr. Reding’s separation of employment. The charge of $482 for the lump sum payment, salary and benefit continuation for two years were recorded in the year ended September 30, 2008. The charge of $482 includes lump sum payment and payment for the continuation of salary and certain benefits for two years. As of September 30, 2009, the Company has paid $451 of the $482 obligation, which leaves $31 as a short term obligation.
Leases
     As of September 30, 2009, the Company leases three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.
     The Company entered into its first lease for laboratory space in February 2004, which was subsequently renewed in September 2006. The Company expects to renew this lease prior to its expiry in January 2010. This lease provides for annual basic lease payments of $64, plus operating expenses.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
     In July 2007 the Company entered into a second lease for its corporate office, which was subsequently amended in October 2007. The October 2007 amendment increased the term from a five year to a seven year term beginning August 1, 2007 until July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.
     In December 2008, the Company entered into a third lease agreement for additional office space adjacent to its laboratory space. The lease is for fourteen months beginning December 1, 2008 and ending on January 30, 2010. The Company has agreed to use the leased premises only for offices, laboratories, research, development and light manufacturing. The Company expects to renew this lease prior to its expiry in January 2010. This lease provides for annual basic lease payments of $29, plus operating expenses.
     Lease expense for the years ended September 30, 2007, 2008 and 2009 was $195, $383 and $591, respectively.
Minimum lease payments under these agreements as of September 30, 2009, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,
2010	537
2011	502
2012	519
2013	540
2014	465

Total	$2,563

Purchase Commitments
     The Company contracted with N.V. Organon, a global producer of insulin, to supply the Company with all of the insulin that the Company will need for testing and manufacturing of the Company’s product candidates. As subsequently amended in November 2009, the agreement with N.V. Organon will terminate in December 2011. As of September 30, 2009, the Company had purchase commitments of approximately $12,268 associated with the signing of a renewed contract with Organon.

Years Ending September 30,
2010	$5,025
2011	7,243

Total	$12,268

8. Income Taxes
     Effective October 1, 2007, the Company adopted the provisions of FIN48, which was incorporated into the Codification within ASC Topic 740, Income Taxes, with respect to uncertain tax positions. The Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods as a result of the adoption, therefore, there was no corresponding adjustment to retained earnings.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
The Company did not have any liabilities for unrecognized tax positions as of October 1, 2007 (adoption date). During the year ended September 30, 2009, the Company performed a review on the research and development activities that occurred in the state of Connecticut that supports our Connecticut research and development credits and refunds. The results of that study decreased income tax receivable and the corresponding reserve relating to an anticipated tax refund from the state of Connecticut for research and development activities. For the year-ended September 30, 2009, this resulted in a 1% increase to the Company’s effective tax rate. The reserve does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
     The following table summarized the activity related to the Company’s tax liabilities:

	Year Ended September 30,
	2007	2008	2009
Balance, beginning of year	$—	$75	$988
Increase related to current year tax position	75	913	6
Increase related to prior year’s tax position	—	—	107
Decrease related to prior year’s tax position	—	—	(913)

Balance, at end of year	$75	$988	$188

     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2008 remain open due to net operating loss carryovers and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The provision (benefit) for income taxes is as follows:

	Year Ended September 30,
	2007	2008	2009
Current expense
Federal	$—	$—	$—
State	125	(983)	337

Deferred expense	—	—	—
Actual tax provision (benefit)	$125	$(983)	$337

     At September 30, 2009, the Company had available federal net operating loss carryforwards of approximately $100,900 which expire commencing in fiscal 2024 through 2029 and $100,400 of state net operating loss carryforwards, which expire commencing in fiscal 2024 through 2029. The Company also has federal and state research and development credit carryovers of approximately $2,100, which expire commencing in fiscal 2024.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement
(In thousands, except share and per share amounts)
     The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2008 and 2009 are as follows:

	September 30,
	2008	2009
Deferred Tax Assets
Net operating losses	$26,889	$39,959
Research and development credit	1,652	2,149
Depreciation of fixed assets	121	284
Other	222	802

Total deferred tax asset	28,884	43,195
Valuation Allowance	(28,763)	(43,195)

Net Deferred Tax Assets	121	—

Deferred Tax Liabilities
Other	(121)	—

Total deferred tax liabilities	(121)	—

Net Deferred Tax Asset (liabilities)	$—	$—

     The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2007, 2008 and 2009, the Company only had to pay state taxes.
     During the year ended September 30, 2009, the Company performed a book-to-tax reconciliation that adjusted the deferred tax assets and valuation allowance by approximately $300. As the Company has not yet achieved profitable operations, management does not believe that it is more likely than not that the tax benefits as of September 30, 2009 will be realized and therefore has recorded a valuation allowance against its deferred tax asset.
     The following reconciles the amount of tax expense at the federal statutory rate and taxes on loss as reflected in operations:

	Year Ended
	September 30,
	2007	2008	2009
Federal statutory rate	34.00%	34.00%	34.00%
Federal taxes at statutory rate	$(9,080)	$(15,077)	$(14,597)
Tax expense on permanent differences	2,958	2,293	1,741
Tax benefit on research and business credits	(186)	(325)	(325)
State taxes, net of federal tax effect	33	61	43
State benefit, net operating loss	(1,877)	(2,784)	(1,249)
Valuation allowance increase	8,498	14,972	14,432
Connecticut research and development refund	—	(1,988)	(40)
Reserve for uncertain tax positions	—	913	6
Other	(221)	952	326

Actual tax provision	$125	$(983)	$337

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement
(In thousands, except share and per share amounts)
9. Stockholders’ Equity
Common Stock
     The Company’s authorized common stock consists of 100,000,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.
     As of September 30, 2009, the Company had warrants outstanding to purchase an aggregate of 118,815 shares of its common stock with an exercise price of $1.41 per share.
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
     As part of the compensation agreement, the placement agent received 279,500 Series A Warrants. Each warrant consists of the right to purchase one share of fully paid and non-assessable common stock for a period of seven years which expires on July 12, 2012. The exercise price of each warrant is $1.00 per share. The exercise price may be paid in cash or by tendering common stock. The warrants are transferable and provide for anti-dilution protection. The Company evaluated the warrants to ascertain if they should be recorded as equity instruments, or if they contained features which require them to be recorded as derivative liabilities, and concluded they should be classified as equity instruments on the balance sheet.
     As a result of the conversion option, the Company considered the features contained in the Series A convertible preferred stock to ascertain whether the shares contained a beneficial conversion feature. The Company determined that the issuance of the Series A convertible preferred stock did not result in a beneficial conversion feature.
Series B Convertible Preferred Stock
     The Company authorized 6,500,000 shares of Series B convertible preferred stock (“Series B Preferred Stock”) of which 6,198,179 and 0 shares were issued and outstanding as of September 30, 2006 and 2007, respectively. In July 2006, the Company completed a private placement of 5,380,711 shares of its Series B preferred stock and received gross proceeds of $21,200 as part of the private placement, fees incurred totaled $1,795. Additionally in July 2006, 817,468 shares of Series B preferred stock and 440,105 common stock warrants were issued to repay the Company’s Bridge Financing units.
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

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement
(In thousands, except share and per share amounts)
     The Company evaluated all the warrants to ascertain if they should be recorded as equity instruments, or if they contained features which require them to be recorded as derivative liabilities and concluded they should be classified as equity on the balance sheet.
     As a result of the conversion option, the Company considered the features contained in the Series B convertible preferred stock to ascertain whether the shares contained a beneficial conversion feature and determined that the issuance of the Series B convertible preferred stock resulted in a beneficial conversion feature in the amount of $603.
     The completion of the Company’s initial public offering in May 2007 resulted in the conversion of 6,407,008 shares of the Company’s Series A and B convertible preferred stock.
Shares Reserved for Future Issuance
     As of September 30, 2009, the Company reserved shares of common stock for future issuance as follows:

2004 stock incentive plan	4,700,000
2005 employee stock purchase plan	1,500,000
2005 Non-employee directors’ stock option plan	500,000
Exercise of warrants issued to placement agent	118,815

Total	6,818,815

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
     Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2008 and 2009 was $49 and $233, respectively.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statement
(In thousands, except share and per share amounts)
     An aggregate of 1,500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. As of September 30, 2009, a total of 1,318,220 shares were reserved and available for issuance under this plan. As of September 30, 2009, the Company issued 101,841 shares under the Purchase Plan.
2005 Non-Employee Directors’ Stock Option Plan
     The Company’s 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Directors’ Plan became effective upon the closing of the Company’s initial public offering. An aggregate of 500,000 shares of common stock are reserved for issuance under the Directors’ Plan. Upon the effective date of the registration statement in connection with the Company’s initial public offering, each of its non-employee directors automatically received an initial option to purchase 25,000 shares of common stock. Each non-employee director who is first elected or appointed to the Company’s Board of Directors after the closing of the Company’s initial public offering will receive an initial option to purchase 25,000 shares of common stock on the date of his or her election or appointment. In addition, each non-employee director receives an option to purchase 20,000 shares of common stock on an annual basis. Effective March 3, 2009, these shares vest prorata over one year. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.
     The fair value per share is being recognized as compensation expense over the applicable vesting period. The fair value per share for award granted as of December 31, 2008 through September 30, 2009 were calculated using the Black-Scholes valuation model.
     The fair value of the common stock for the grants from December 23, 2004 through November 1, 2006 was determined using a retrospective valuation. The fair value of the common stock for the grants during December 2006 and subsequently were determined contemporaneously with the grants.

Biodel Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)
     The following table summarizes the stock option activity through September 30, 2009:

		Weighted Average	Aggregate
	Number	Exercise Price	Intrinsic Value
Balance, September 30, 2004	—	$—
Granted	385,432	1.41	$1,526

Outstanding balance, September 30, 2005	385,432	1.41	$1,526
Granted	461,602	5.65
Forfeited, expired	60,222	3.40

Outstanding balance, September 30, 2006	786,812	3.23	$1,287
Granted	955,842	13.96
Exercised	3,542	1.41	$14
Forfeited, expired	53,138	5.65

Outstanding balance, September 30, 2007	1,685,974	6.80	$1,273
Granted	1,727,397	16.88
Exercised	174,410	5.18	33
Forfeited, expired	103,571	11.04

Outstanding balance, September 30, 2008	3,135,390	$13.92	$832
Granted	611,500	2.69	$1,682
Exercised	17,661	1.41	$70
Forfeited, expired	321,596	13.88

Outstanding balance, September 30, 2009	3,407,633	$11.81	$2,514

Exercisable shares, September 30, 2009	1,818,056	$10.66	$1,464

10. Employee Benefit Plan
     Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. As of September 30, 2009, the Company had not elected to make any contributions to the plan.

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
12. Summary Selected Quarterly Financial Data (Unaudited)
     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended September 30, 2009. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.
Quarter Ended
(in thousands, except share and per share amounts)

	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
Revenue	$—	$—	$—	$—

Net loss	$(10,024)	$(11,629)	$(11,148)	$(10,469)

Basic and diluted net loss per common share	$(0.42)	$(0.49)	$(0.47)	$(0.44)

Weighted average common shares basic and diluted	23,706,148	23,717,800	23,759,675	23,802,286

Quarter Ended
(in thousands, except share and per share amounts)

	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008
Revenue	$—	$—	$—	$—

Net loss	$(11,025)	$(9,557)	$(10,114)	$(12,665)

Basic and diluted net loss per common share	$(0.55)	$(0.43)	$(0.43)	$(0.53)

Weighted average common shares basic and diluted	20,198,829	22,045,400	23,653,956	23,674,362

13. Subsequent Event
     In November 2009, the Company amended its insulin supply agreement with N.V. Organon so that the term of the agreement extends through December 2011. The remaining minimum quantities of insulin that the Company is obligated to purchase have been reduced slightly and redistributed over the remaining term of the agreement.