Form 10-Q
period 2009-12-31
Biodel Inc
filed 2010-02-05
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 29, 2009 there were 23,883,612 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2009 and December 31, 2009 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2008 and 2009 and for the period from December 3, 2003 (inception) to December 31, 2009	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to December 31, 2009	3

Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2008 and 2009 and for the period from December 3, 2003 (inception) to December 31, 2009	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	36

Signatures	37
EX-10.1
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Biodel Inc.
(A Development Stage Company)
Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2009
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$54,640	$39,551
Taxes receivable	752	759
Other receivables	—	1,406
Prepaid and other assets	482	1,030

Total current assets	55,874	42,746
Property and equipment, net	3,695	3,490
Intellectual property, net	56	55

Total assets	$59,625	$46,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,007	$1,613
Accrued expenses:
Clinical trial expenses	5,647	1,288
Regulatory	359	1,214
Payroll and related	1,117	614
Accounting and legal fees	325	292
Severance	183	96
Other	284	199
Income taxes payable	165	155

Total current liabilities	9,087	5,471
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,803,672 and 23,883,612 issued and outstanding	238	239
Additional paid-in capital	176,764	178,193
Deficit accumulated during the development stage	(126,464)	(137,612)

Total stockholders’ equity	50,538	40,820

Total liabilities and stockholders’ equity	$59,625	$46,291

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2008	2009	2009
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,035	8,754	98,805
General and administrative	2,281	2,417	39,062

Total operating expenses	10,316	11,171	137,867

Other (income) and expense:
Interest and other income	(242)	(5)	(5,494)
Interest expense	—	—	78
Loss on settlement of debt	—	—	627

Operating loss before tax benefit	(10,074)	(11,166)	(133,078)
Tax benefit	(50)	(18)	(526)

Net loss	(10,024)	(11,148)	(132,552)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(10,024)	$(11,148)	$(137,612)

Net loss per share — basic and diluted	$(0.42)	$(0.47)

Weighted average shares outstanding — basic and diluted	23,706,148	23,848,855

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

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	$—	—	—	171,506	(62)	$(83,194)	88,487

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	238	—	—	—	—	176,764	—	(126,464)	50,538

Share-based compensation	—	—	—	—	—	—	1,275	—	—	1,275
Proceeds from sale of stock — ESPP	79,940	1	—	—	—	—	154	—	—	155
Net loss	—	—	—	—	—	—	—	—	(11,148)	(11,148)

Balance, December 31, 2009 (unaudited)	23,883,612	$239	—	$—	—	$—	$178,193	$—	$(137,612)	$(40,820)

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(10,024)	$(11,148)	$(132,552)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	245	2,394
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	1,148	1,301	16,505
Share-based compensation for non-employees	78	(26)	2,299
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
(Increase) decrease in:
Income tax receivable	3	(7)	(759)
Other receivables	—	(1,406)	(1,406)
Prepaid expenses	338	(548)	(1,030)
Increase (decrease) in:
Accounts payable	(743)	606	1,613
Income taxes payable	64	(10)	155
Accrued expenses	(392)	(4,211)	3,922

Total adjustments	705	(4,056)	24,840

Net cash used in operating activities	(9,319)	(15,204)	(107,712)

Cash flows from investing activities:
Purchase of property and equipment	(25)	(40)	(5,849)
Purchase of marketable securities	—	—	(25,614)
Sale of marketable securities	7,536	—	25,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	7,511	(40)	(6,188)

Cash flows from financing activities:
Options exercised	—	—	932
Warrants exercised	—	—	535
Employee stock purchase plan	26	155	506
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	26	155	153,451

Net (decrease) increase in cash and cash equivalents	(1,782)	(15,089)	39,551

Cash and cash equivalents, beginning of period	64,731	54,640	—

Cash and cash equivalents, end of period	$62,949	$39,551	$39,551

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2008	2009	2009
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	45	—	246
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	$—	$—	$3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Business and Basis of Presentation
Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for diabetes. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic results. The Company’s initial development efforts are focused on peptide hormones. The Company’s most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab®, a sublingual tablet formulation of insulin, a line of adjustable basal insulins, a “smart” basal insulin and a stabilized formula of glucagon. The Company has developed all of its product candidates utilizing its proprietary VIAdel® technology that allows the Company to study the interaction between peptide hormones and small molecules.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2009 audited financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full year or any other interim period.
     The Company is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915 (prior authoritative literature: Statement of Financial Accounting Standards No. 7), “Accounting and Reporting by Development Stage Enterprises”, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.
Recently Adopted and Recently Issued Accounting Pronouncements
Adopted Accounting Pronouncements
Fair Value Measurement
     Effective October 1, 2009, the Company adopted the provisions of ASU 2009-5 Fair Value and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial statements.
Share-based Compensation
     In June 2008 the FASB issued ASC 260-10-55 Earnings Per Share — Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (“ASC 260-10-55”). ASC 260-10-55 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC 260-10-55. Given that the holder of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to the Company declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, the Company determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Subsequent Events
     On June 30, 2009, the Company adopted FASB ASC 855 (“ASC 855”) Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through February 5, 2010, the date the financial statements were issued, and included subsequent events that occurred and were properly disclosed.
2. Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the quarter ended December 31, 2009, the Company expensed $1.7 million of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company submitted a new drug application to the U.S. Food and Drug Administration for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development.
3. Share-Based Compensation
     The Company recognizes stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. Determining the fair value of stock-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.
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
     Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee and director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
     Determining the fair value of restricted stock units and total stock-based compensation expenses, the Company uses the fair market value of the Company’s stock on the award date of grant.
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or credit for options granted to non-employees for the three months ended December 31, 2008 and 2009 was $78 and $(26), respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three months ended December 31, 2008 and 2009 was $1,148 and $1,280, respectively. At December 31, 2009, the total compensation charge related to non-vested options to employees and directors and non-employee consultants not yet recognized was $8,903 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The following table summarizes the stock option activity during the three months ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Life in Years	Intrinsic Value
Outstanding options, September 30, 2009	3,407,633	$11.81		$1,538
Granted	412,500	3.71		$194
Forfeited, expired	18,250	16.88		—

Outstanding options, December 31, 2009	3,801,883	$10.91	7	$1,732

Exercisable options, December 31, 2009	2,378,664	$10.66	5	$1,224

     The Black-Scholes pricing model assumptions for the three months ended December 31, 2008 and 2009 are determined as discussed below:

	December 31,
	2008	2009
Expected life (in years)	5.25	5.25
Expected volatility	59 - 67%	64-76%
Expected dividend yield	0%	0%
Risk-free interest rate	1.00 -1.87%	1.38-2.69%
Weighted average grant date fair value	$1.23	$3.71
Restricted Stock Units
     In the quarter ended December 31, 2009, the Company granted restricted stock units to executive officers and employees pursuant to the 2004 Stock Incentive Plan. There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. Each restricted stock unit represents one share of common stock and vests annually over four years. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested restricted stock unit. During the vesting period, the restricted stock units cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, restricted stock unit recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.
     Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
     The stock-based compensation expense associated with the restricted stock units have been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended
	December 31,
	2008	2009
Stock compensation expense — RSUs	$—	$21

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     At December 31, 2009, there was $966 of total unrecognized stock-based compensation expense related to restricted stock unit awards granted under the 2004 Stock Incentive Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.
     The following table summarizes restricted stock unit activity from October 1, 2009 through December 31, 2009:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at October 1, 2009	—	$—

Changes during the period
Shares granted	250,000	$3.95
Shares vested	—	—
Shares forfeited or expired	—	—

Nonvested balance at December 31, 2009	250,000	$3.95

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
Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended December 31, 2008 and 2009 were $35 and $172, respectively.
     An aggregate of 1,500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of December 31, 2009, a total of 1,318,219 shares were reserved and available for issuance under the Purchase Plan. As of December 31, 2009, the Company issued 181,781 shares under the Purchase Plan.
4. Income Taxes
     The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     As of the three months ended December 31, 2009, a liability adjustment of $1 was recorded. The adjustment relates to the uncertainty of available tax credits. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2008 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The Company’s effective tax rate for the three months ended December 31, 2008 and 2009, was 1% and 0%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
5. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three months ended
	December 31,
	2008	2009
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815
Stock options	3,448,145	3,801,883
Restricted stock units	—	250,000
6. Commitments
Former General Counsel Severance Agreement
     Effective January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 that remain exercisable through the original expiration date. The charge of approximately $277 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification charge of approximately $100 was recorded in January 2009. As of December 31, 2009 the Company has paid $185 of the $277 obligation, which leaves $92 as a short term obligation.
Leases
     As of December 31, 2009, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.
     The Company entered into its first lease for laboratory space in February 2004, which was subsequently renewed in January 2010 for an additional three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $64, plus operating expenses.
     In July 2007 the Company entered into a second lease for its corporate office, which was subsequently amended in October 2007. The October 2007 amendment increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.
     In December 2008, the Company entered into a third lease agreement for additional office space adjacent to its laboratory space, which was subsequently renewed in January 2010 for an additional three years. The Company has agreed to use the leased premises only for offices, laboratories, research, development and light manufacturing. This lease provides for annual basic lease payments of $29, plus operating expenses.
     Lease expense for the three months ended December 2008 and 2009 was $144, and $149, respectively.
7. Subsequent Event
     In January 2010, the Company renewed two of the lease agreements with Mulvaney Properties LLC to lease two facilities located in Danbury, Connecticut for three years beginning February 1, 2010 until January 31, 2013, at a total lease and operating cost of approximately $417.

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
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	the length of time that will elapse before our NDA for VIAject® is fully reviewed by the FDA;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	our ability to market, commercialize and achieve market acceptance for VIAject® ;

•	the progress, timing or success of our product candidates, particularly VIAject®, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject® and our ability to secure additional patents for VIAject® and for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II - Item 1A “Risk Factors” of this Quarterly Report that could cause actual results or events to differ materially from the forward-looking statements that we make.
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
Overview
     We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for endocrine disorders such as diabetes, which may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our initial development efforts are focused on peptide hormones. Our most advanced product candidate, VIAject®, has been studied in two pivotal Phase 3 clinical trials for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin, a line of adjustable basal insulins, a “smart” insulin and a stabilized formulation of glucagon.
     VIAject® is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared VIAject® to Humulin ® R, a form of recombinant human insulin. We believe VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime. Patients in both clinical trials were treated for a period of six months.
     In October 2009 we executed a letter of intent to purchase a disposable insulin pen designed by Wockhardt Ltd. for use with VIAject® . We intend to submit this pen to the FDA for review at a later date after completing certain modifications that we believe will improve its commercial performance.
     In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market VIAject® as a treatment for diabetes. The NDA includes results from pharmacokinetic and standardized meal studies, two pivotal 6 month Phase 3 clinical trials of VIAject® in patients with type 1 and type 2 diabetes, as well as interim results from the long-term 18 month safety extension trials for patients who completed the pivotal Phase 3 clinical trials. The data from these studies consistently document the safety and efficacy of VIAject®. We are seeking approval for a 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials.
     In fiscal year 2010 we plan to conduct additional clinical trials designed to generate data to enhance VIAject’s® potential commercial success. We do not anticipate incurring significant expenditures on the development of our earlier stage product candidates in fiscal year 2010 unless significant incremental resources become available. However, in addition to VIAtab™, we believe that the following product candidates have recently shown promise in early-stage laboratory and clinical work, and we therefore intend to generate proof of concept data for these programs in animal models and small human clinical trials:
•	A line of adjustable basal insulins with durations that can be tailored to individual patients: Current basal insulins have a duration of activity that varies patient by patient; what may be an adequate duration for one patient may be too short or too long in another. We are developing a technology that may shorten or lengthen the duration of a basal insulin to best suit the individual needs of patients.
•	A “smart” basal insulin: We are developing a basal insulin formulation that may sufficiently react to a patient’s blood glucose levels to meaningfully lessen the risk of hyper or hypoglycemia compared to currently available basal insulin products, although we anticipate that prandial insulin injections would still be necessary in many instances.
•	Stabilized glucagon: Glucagon is a protein released by the pancreas that signals the liver to release glucose. Glucagon is currently approved and marketed for use as a rescue therapy in cases where patients become severely hypoglycemic. It is an unstable protein and therefore must be stored lyophilized and reconstituted prior to use. We are developing a more stable formulation of glucagon that may allow it to be stored as a refrigerated liquid. Such a formulation may offer certain advantages in the rescue market and may also enable the development of a bi-hormonal pump, which might better mimic the normal function of the human pancreas.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $11.1 million for the three months ended December 31, 2009. As of December 31, 2009, we had a deficit accumulated during the development stage of $137.6 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 72% and 28%, respectively, of the net loss that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

			December 3, 2003
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2008	2009	2009
	(in thousands)
Research and development expenses:
Pre-clinical expenses	$957	$600	$12,853
Manufacturing expenses	2,631	2,817	24,878
Clinical/regulatory expenses	4,447	5,337	61,074

Total	$8,035	$8,754	$98,805

     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;
•	our ability to wait the length of time that will elapse before our NDA is fully reviewed by the FDA;
•	the costs associated with preparing and submitting our Market Authorization Application (“MAA”) for VIAject® to the European Medicines Agency (“EMEA”);
•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject® ;
•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;
•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;
•	the size, endpoints and duration of additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;
•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject® ;
•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;
•	the cost to develop an insulin pen program for use with VIAject® ;
•	the costs of pre-commercialization activities, including increased insulin purchases;
•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the emergence of competing technologies and products and other adverse market developments; and
•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
     Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the quarter ended December 31, 2009, the Company expensed $1.7 million of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company submitted the NDA for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development.
     Restricted Stock Units
     In the quarter ended December 31, 2009, we granted restricted stock units to executive officers and employees pursuant to the 2004 Stock Incentive Plan. There is no direct cost to the recipients of the restricted stock units, except for any applicable personal taxes. Each restricted stock unit represents one share of common stock and annually vests ratably over four years. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested restricted stock unit. During the vesting period, the restricted stock units cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, restricted stock unit recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.
     Interest Income
     Due to the uncertainty in the credit and financial markets, along with our securing FDA approval of VIAject®, we have modified our investment strategy and primarily invested in certain marketable securities, which consists primarily of treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the quarter ended December 31, 2009. During the period from when we filed our NDA until the FDA finishes its review of our NDA, we intend to maintain this conservative strategy until the credit and financial markets improve and become more stable.
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
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes to such policies since the filing of such Annual Report.
Adopted Accounting Pronouncements
Fair Value Measurement
     Effective October 1, 2009, we adopted the provisions of ASU 2009-5 Fair Value and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value. The adoption of this accounting pronouncement did not have a material effect on our financial statements.
Share-based Compensation
     In June 2008 the FASB issued ASC 260-10-55 Earnings for Share-Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (“ASC 260-10-55”), ASC 260-10-55 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC 260-10-55. Given that the holder of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to our declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, we determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

Results of Operations
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2009
     Revenue. We did not recognize any revenue during the three months ended December 31, 2008 or 2009.
     Research and Development Expenses.

	Three Months Ended
	December 31,		Increase
	2008	2009	$	%
	(in thousands)
Research and Development	$8,035	$8,754	$719	9.0%

Percentage of net loss	80.2%	78.5%

     Research and development expenses were $8.8 million for the three months ended December 31, 2009, an increase of $0.7 million, or 9.0%, from $8.0 million for the three months ended December 31, 2008. This increase was primarily attributable to the net effect of the following events. Regulatory expenses increased by approximately $1.7 million due to filing our NDA in December 2009. The remaining increase in the fiscal quarter ended December 31, 2009 is attributable to $0.2 million in personnel expenses and a $0.2 million in consulting expenses. These increases were offset by reductions in clinical fees of $0.8 million and $0.4 million in research and development expenses. The savings in clinical fees are the results of an increasing number of patients completing our two extension trials for VIAject®. We continue to purchase API (recombinant human insulin) to build commercial supply for VIAject® and have expensed $1.7 million in the fiscal quarters ended December 31, 2008 and 2009. Research and development expenses for the three months ended December 31, 2009 include $0.5 million in stock-based compensation expense related to options and RSUs granted to employees. Because we revalue options granted to non-employee for accounting purposes each reporting period, the amount of stock-based compensation credit for the quarter ended December 31, 2009 was $20 thousand.
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
     General and Administrative Expenses.

	Three Months Ended
	December 31,		Increase
	2008	2009	$	%
	(in thousands)
General and Administrative	$2,281	$2,417	$136	6.0%

Percentage of net loss	22.8%	21.7%

     General and administrative expenses were $2.4 million for the three months ended December 31, 2009, an increase of $0.1 million, or 6.0%, from $2.3 million for the three months ended December 31, 2008. This increase was primarily attributable to personnel costs. General and administrative expenses for the three months ended December 31, 2009 include $0.8 million in stock-based compensation expense related to options and RSUs granted to employees. Because we revalue options granted to non-employees for accounting purposes each reporting period, the amount of stock-based compensation credit for the quarter ended December 31, 2009 was $6 thousand.

          Our general and administrative expense may increase modestly over the next twelve months as we increase market research and other commercialization efforts as we approach the potential approval of VIAject®.
          Interest and Other Income.

	Three Months Ended
	December 31,		Decrease
	2008	2009	$	%
	(in thousands)
Interest and Other Income	$242	$5	$237	97.9%

Percentage of net loss	2.4%	—

          Interest and other income decreased to $5 thousand for the three months ended December 31, 2009 from $0.2 million for the three months ended December 31, 2008. The decrease was due to shifting our investments primarily into treasury securities, the focus on preserving cash and investing in stable securities generated lower returns in the quarter ended December 31, 2009.
          Net Loss per Share.

	Three Months Ended
	December 31,		Increase
	2008	2009	$	%
		(in thousands, except per share amounts)
Net loss	$(10,024)	$(11,148)	$1,124	11.2%

Net loss per share	$(0.42)	$(0.47)

          Net loss was $11.1 million, or $(0.47) per share, for the three months ended December 31, 2009 compared to $10.0 million, or $(0.42) per share, for the three months ended December 31, 2008. The increase in net loss was primarily attributable to the net impact of changes in expenses described above. While we have suspended significant expenditures of our earlier stage product candidates in order to focus our product developments efforts on obtaining regulatory approval for VIAject®, we expect our losses to increase in the future as we initiate additional clinical trials and pre-approval commercialization efforts of VIAject® to support our commercialization efforts and, potentially, FDA approval.
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
          At December 31, 2009, we had cash and cash equivalents totaling approximately $39.6 million. To date, we have invested our excess funds primarily in managed money funds with one major financial institution. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
          Net cash used in operating activities was $15.2 million for the three months ended December 31, 2009 and $9.3 million for the three months ended December 31, 2008. Net cash used in operating activities for the three months ended December 31, 2009 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses, decreases in accrued expenses and an increase in other receivables, prepaid expenses and accounts payable. In accordance with 13 CFR 121.901, we requested a small business waiver of the fee the Company paid to the FDA for reviewing a human drug application under the user fee provisions of the FFDCA, specifically section 736(D) of the FFDCA. We meet the requirements for the waiver and therefore recorded the $1.4 million NDA application fee as other receivables. Net cash used in operating activities for the three months ended December 31, 2008 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses and decreases in accounts payable and accrued expenses.
          Net cash (used in) provided by investing activities was $(40) thousand for the three months ended December 31, 2009 and $7.5 million for the three months ended December 31, 2008. Net cash used in investing activities for the three months ended December 31, 2009 primarily reflects the purchase of equipment. Net cash provided by investing activities for the three months ended December 31, 2008 primarily reflects the sale of marketable securities offset by purchases of property and equipment.
          Net cash provided by financing activities was $155 thousand for the three months ended December 31, 2009 and $26 thousand for the three months ended December 31, 2008. Net cash provided by financing activities in the three months ended December 31, 2009 primarily reflects sale of stock through our 2005 Employee Stock Purchase Plan. Net cash provided by financing activities in the three months ended December 31, 2008 primarily reflects the proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan.
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
          Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	our ability to wait the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	the costs associated with preparing and submitting our MAA for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject® ;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject® ;

•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;

•	the cost to develop an insulin pen program for use with VIAject® ;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through February 2010.
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

Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements.
Contractual Obligations
          The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,813	$627	$1,861	$325	$—
Purchase commitments	10,314	3,213	7,101	—	—

Total fixed contractual obligations	$13,127	$3,840	$8,962	$325	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, as permitted by the terms of our investment policy guidelines. Currently, our investments are limited to treasury securities. A portion of our investments may be subject to interest rate risk and could fall in value if interest rates were to increase. The effective duration of our portfolio is currently less than one year, which we believe limits interest rate and credit risk. We do not hedge interest rate exposure.
          Because most of our transactions are denominated in United States dollars, we do not have any material exposure to fluctuations in currency exchange rates.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
          No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
          Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $11.1 million for the quarter ended December 31, 2009. As of December 31, 2009, we had a deficit accumulated during the development stage of approximately $137.6 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
•	continue to incur expenses without the ability to generate income for the period during which our NDA is fully reviewed by the FDA, if not longer;

•	continue our clinical trial extension program for the pivotal Phase 3 clinical trials of VIAject®, which is designed to run through February 2010;

•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	produce required validation batches of VIAject® vials, cartridges, and disposable pens to support our NDA for VIAject®;

•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®; and

•	conduct additional clinical development of our other product candidates.
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
          Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures at least through the second quarter of fiscal year 2011. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	our ability to wait the length of time that will elapse before our NDA is fully reviewed by the FDA;

•	the costs associated with preparing and submitting our MAA, for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;

•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;

•	the cost to develop an insulin pen program for use with VIAject®;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	the continued participation of patients in our VIAject® Phase 3 clinical trial extension program, which is designed to run through February 2010.
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
          We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have limited experience completing large-scale, pivotal clinical trials and we have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
          In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject®. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to pass the initial review and acceptance of our NDA submission for VIAject® or to obtain marketing approval from the FDA. If we are unable to commercialize VIAject® or experience significant delays in doing so, our business will be materially harmed.
          We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject®. Our ability to generate significant product revenues will depend heavily on FDA approval and eventual commercialization of this product candidate. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to pass the initial review and acceptance of our NDA submission for VIAject® or obtain marketing approval from the FDA. Due to data from India in our pivotal Phase 3 clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared to data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. The FDA may require that we conduct additional clinical trials with VIAject® before considering or approving our marketing application. Even if it is determined that no additional clinical trials will be required, we anticipate that VIAject® would not be commercially available for at least the next 18 months, if at all.

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
          Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during clinical trials of our product candidates that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
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
          The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our technology;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods, such as our ability to gain regulatory approval for our liquid 100 IU/cc formulation of VIAject®;

•	the label and promotional claims allowed by the FDA, such as, in the case of VIAject®, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
          While we have submitted an NDA for VIAject®, we have not received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. We cannot guarantee that the FDA will accept our NDA as filed, review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared to data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Failure of the FDA to accept our NDA as filed, review our NDA in a timely fashion, or approve our NDA will materially impair our ability to generate product revenue and our business.
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
          Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of January 28, 2010, we had approximately 24 million shares of common stock outstanding. Of these, approximately 10 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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

Item 6. Exhibits

Exhibit No.	Description

10.1	Form Restricted Stock Unit Agreement for 2004 Amended and Restated Stock Incentive Plan.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.
Dated: February 5, 2010	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

10.1	Form Restricted Stock Unit Agreement for 2004 Amended and Restated Stock Incentive Plan.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.