Form 10-Q
period 2010-03-31
Biodel Inc
filed 2010-05-07
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 30, 2010 there were 23,890,662 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2009 and March 31, 2010 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2009 and 2010 and for the period from December 3, 2003 (inception) to March 31, 2010	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2010	3

Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2009 and 2010 and for the period from December 3, 2003 (inception) to March 31, 2010	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	40

Signatures	41
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements.
Biodel Inc.
(A Development Stage Company)
Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2009	2010
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$54,640	$32,716
Taxes receivable	752	766
Other receivables	—	1,406
Prepaid and other assets	482	828

Total current assets	55,874	35,716
Property and equipment, net	3,695	3,255
Intellectual property, net	56	54

Total assets	$59,625	$39,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,007	$2,913
Accrued expenses:
Clinical trial expenses	5,647	1,777
Regulatory	359	450
Payroll and related	1,117	972
Accounting and legal fees	325	444
Severance	183	46
Other	284	515
Income taxes payable	165	153

Total current liabilities	9,087	7,270
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,803,672 and 23,889,612 issued and outstanding	238	239
Additional paid-in capital	176,764	179,537
Deficit accumulated during the development stage	(126,464)	(148,021)

Total stockholders’ equity	50,538	31,755

Total liabilities and stockholders’ equity	$59,625	$39,025

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3,
					2003
	Three Months Ended		Six Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2009	2010	2009	2010	2010
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	8,361	7,014	16,396	15,768	105,819
General and administrative	3,435	3,377	5,716	5,793	42,438

Total operating expenses	11,796	10,391	22,112	21,561	148,257
Other (income) and expense:
Interest and other income	(78)	(2)	(320)	(7)	(5,496)
Interest expense	—	—	—	—	78
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(11,718)	(10,389)	(21,792)	(21,554)	(143,466)
Tax provision (benefit)	(89)	20	(139)	3	(505)

Net loss	(11,629)	(10,409)	(21,653)	(21,557)	(142,961)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(11,629)	$(10,409)	$(21,653)	$(21,557)	$(148,201)

Net loss per share — basic and diluted	$(0.49)	$(0.44)	$(0.91)	$(0.90)

Weighted average shares outstanding — basic and diluted	23,717,800	23,885,856	23,698,558	23,867,152

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

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	—	—	—	171,506	(62)	(83,194)	88,487

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	238	—	—	—	—	176,764	—	(126,464)	50,538

Share-based compensation	—	—	—	—	—	—	2,609	—	—	2,609
Stock options exercised	6,000	—	—	—	—	—	10	—	—	10
Proceeds from sale of stock — ESPP	79,940	1	—	—	—	—	154	—	—	155
Net loss	—	—	—	—	—	—	—	—	(21,557)	(21,557)

Balance, March 31, 2010 (unaudited)	23,889,612	$239	—	$—	—	$—	$179,537	$—	$(148,021)	$31,755

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Six months ended		(inception) to
	March 31,		March 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(21,653)	$(21,557)	$(142,961)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	487	2,636
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	2,525	2,633	17,837
Share-based compensation for non-employees	90	(24)	2,301
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
(Increase) decrease in:
Income tax receivable	(157)	(14)	(766)
Other receivables	—	(1,406)	(1,406)
Prepaid expenses	375	(346)	(828)
Increase (decrease) in:
Accounts payable	(202)	1,906	2,913
Income taxes payable	104	(12)	153
Accrued expenses	235	(3,710)	4,423

Total adjustments	3,390	(486)	28,410

Net cash used in operating activities	(18,263)	(22,043)	(114,551)

Cash flows from investing activities:
Purchase of property and equipment	(77)	(46)	(5,855)
Purchase of marketable securities	—	—	(25,614)
Sale of marketable securities	13,595	—	25,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	13,518	(46)	(6,194)

Cash flows from financing activities:
Options exercised	12	10	942
Warrants exercised	—	—	535
Employee stock purchase plan	27	155	506
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	39	165	153,461

Net (decrease) increase in cash and cash equivalents	(4,706)	(21,924)	32,716

Cash and cash equivalents, beginning of period	64,731	54,640	—

Cash and cash equivalents, end of period	$60,025	$32,716	$32,716

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Six months ended		(inception) to
	March 31,		March 31,
	2009	2010	2010
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	85	30	276
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	$—	$—	$3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

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
  Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2009 audited financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or any other interim period.
     The Company is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915 (prior authoritative literature: Statement of Financial Accounting Standards No. 7), “Development Stage Entities”, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.
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
 Share-based Compensation
     In June 2008, the FASB issued ASC 260-10-55 Earnings Per Share — Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (“ASC 260-10-55”). ASC 260-10-55 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC 260-10-55. Given that the holder of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to the Company declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, the Company determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
2. Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and six months ended March 31, 2010, the Company expensed $972 and $2,694, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company submitted a new drug application to the U.S. Food and Drug Administration for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development.
3. Share-Based Compensation
     In March 2010, the shareholders of the Company approved a new 2010 Stock Incentive Plan (2010 Plan). Up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award shall be counted against the share limit as one (1) share for each share of common stock and any award that is not a full-value award shall be counted against the share limit as 1.6 shares for each one share of common stock. The Company will not make any new awards under any prior equity plans after March 2, 2010 - the effective date the plan was approved by the Company’s stockholders. The Company will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. For options granted in the quarter ended March 31, 2010 and under the 2010 Plan, the expected life for options granted was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to limited Company history. Until the Company has adequate history, it will continue to utilize the simplified method.
     The Company recognizes stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. Determining the fair value of stock-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility. For options that were granted under the 2004 Stock Incentive plan, the Company used the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or eight years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.
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
     For determining the fair value of restricted stock units and total stock-based compensation expenses, the Company uses the fair market value of the Company’s stock on the award date of grant.
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or credit for options granted to non-employees for the three and six months ended March 31, 2009 and 2010 were $12, $2, $90 and $(24), respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and six months ended March 31, 2009 and 2010 were $1,377, $1,332, $2,525 and $2,633, respectively. At March 31, 2010, the total compensation charge related to non-vested options to employees and directors not yet recognized was $10,378 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The following table summarizes the stock option activity during the six months ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life in Years	Value
Outstanding options, September 30, 2009	3,407,633	$11.81		$1,590
Granted	1,252,500	4.09		$231
Exercised	6,000	1.70		$15
Forfeited, expired	34,896	14.40		—

Outstanding options, March 31, 2010	4,619,237	$9.71	6	$1,821

Exercisable options, March 31, 2010	2,463,243	$10.65	5	$1,288

     The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2009 and 2010 are determined as discussed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Expected life (in years)	5.25	3.77-5.25	5.25	3.77-5.25
Expected volatility	61%-62%	65%	59-62%	64-76% %
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.51 – 1.99%	2.30 – 2.55%	1.00-1.99%	1.38-2.69%
Weighted average grant date fair value	$3.75	$2.30	$2.69	$2.30
Restricted Stock Units
     In the quarter ended December 31, 2009, the Company granted restricted stock units to executive officers and employees pursuant to the 2004 Stock Incentive Plan. There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. Each restricted stock unit represents one share of common stock and vests in equal installments over four years on the anniversary of the grant date. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested restricted stock unit. During the vesting period, the restricted stock units cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, restricted stock unit recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.
     Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
     The stock-based compensation expense associated with the restricted stock units have been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Stock compensation expense — RSUs	$—	$61	$—	$82

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     At March 31, 2010, there was $905 of total unrecognized stock-based compensation expense related to restricted stock unit awards granted under the 2004 Stock Incentive Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.
     The following table summarizes restricted stock unit activity from October 1, 2009 through March 31, 2010:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested balance at October 1, 2009	—	$—

Changes during the period
Shares granted	250,000	3.95
Shares vested	—	—
Shares forfeited or expired	(90)	3.95

Nonvested balance at March 31, 2010	249,910	$3.95

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
Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three and six months ended March 31, 2009 and 2010 were $7, $28, $43, and $200, respectively.
     An aggregate of 1,600,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of March 31, 2010, a total of 1,418,220 shares were reserved and available for issuance under the Purchase Plan. As of March 31, 2010, the Company issued 181,780 shares under the Purchase Plan.
4. Income Taxes
     The Company accounts for income taxes under FASB Codification Topic 740 (“ASC 740”), “Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     As of the three and six months ended March 31, 2010, a liability adjustment of $2 was recorded. The adjustment relates to the uncertainty of available tax credits. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.

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
     The Company’s effective tax rate for the six months ended March 31, 2009 and 2010, was 0% for both periods and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.
5. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815	118,815	118,815
Stock options	3,595,129	4,619,237	3,595,129	4,619,237
Restricted stock units	—	249,910	—	249,910
6. Commitments
Chief Executive Officer Employment Agreement
     On March 30, 2010,the Company announced the appointment of Errol B. De Souza, Ph.D., as the Company’s President, Chief Executive Officer and a Director. In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The agreement provides for an annual salary of $450 and eligibility for a target bonus of 50% of the annual salary. In addition, Dr. De Souza was granted options to purchase 700,000 shares of the Company’s common stock pursuant to the Company’s 2010 Plan. These options will vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the rest vesting in equal monthly amounts over the next three years. The Company will pay Dr. De Souza reasonable and documented temporary housing and related expenses of up to $5 per month for a period of up to 18 months following the date of the agreement.
     The Company may terminate the agreement with or without cause. Dr. De Souza will not be entitled to severance benefits if the Company terminates his employment for cause, or if he terminates his employment without good reason, as defined in the agreement. If the Company terminates Dr. De Souza’s employment without cause, or he terminates his employment with the Company for good reason, he is entitled to:
•	two times his then current salary, plus two times his target annual bonus for the fiscal year in which he is terminated, plus the pro rata amount of his target annual bonus for the fiscal year in which he is terminated;

•	COBRA benefits until the earlier of the end of the 24th month after the date his employment with the Company ends or the date his COBRA coverage expires;

•	24 months of acceleration of his outstanding equity compensation awards; and

•	full vesting of his outstanding equity compensation awards, if the Company terminates his employment without cause, or he terminates his employment with the Company for good reason within 12 months following a change in control, as defined in the agreement.
Chief Scientific Officer Employment Agreement
     On March 30, 2010, the Company announced the appointment of Dr. Solomon S. Steiner, our former Chairman, President and Chief Executive Officer, as the Company’s Chief Scientific Officer and a Director. In connection with his appointment, Dr. Steiner signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for at-will employment, meaning that the Company or Dr. Steiner can terminate his employment at any time, for any or no reason, subject to the terms of the agreement. The agreement provides for an annual salary of $400 and eligibility for a target bonus of 50% of the annual salary.

     The Company may terminate the agreement with or without cause. Dr. Steiner will not be entitled to severance benefits if the Company terminates his employment for cause, as defined in the agreement. If the Company terminates Dr. Steiner’s employment without cause or he resigns for any reason, he is entitled to:
•	two times his then current salary, plus two times his target annual bonus for the fiscal year in which he is terminated, plus the pro rata amount of his target annual bonus for the fiscal year in which he is terminated;

•	COBRA benefits until the earlier of the end of the 24th month after the date his employment with the Company ends or the date his COBRA coverage expires;

•	24 months of acceleration of his outstanding equity compensation awards; and

•	full vesting of his outstanding equity compensation awards, if the Company terminates his employment without cause, or he resigns within 12 months following a change in control, as defined in the agreement.

Former General Counsel Severance Agreement
     Effective January 1, 2009, R. Timmis Ware, the Company’s former General Counsel and Secretary, resigned from all his positions with the Company. Pursuant to the Company’s severance agreement with Mr. Ware, Mr. Ware will receive a bonus, continuation of salary and certain benefits until June 30, 2010. Furthermore, the agreement permits for the acceleration of the vesting of options to purchase 170,445 shares of common stock at exercise prices between $1.41 through $18.16 that remain exercisable through the original expiration date. The charge of approximately $277 for the lump sum payment, salary and benefit continuation for eighteen months and option acceleration modification charge of approximately $100 were recorded in January 2009. As of March 31, 2010 the Company has paid $231 of the $277 obligation, which leaves $46 as a short term obligation.
Leases
     As of March 31, 2010, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.
     The Company entered into its first lease for laboratory space in February 2004, which was subsequently renewed in January 2010 for an additional three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $64, plus operating expenses.
     In July 2007, the Company entered into a second lease for its corporate office, which was subsequently amended in October 2007. The October 2007 amendment increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.
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
     Lease expense for the three and six months ended March 2009 and 2010 were $148, $146, $292, and $296, respectively.

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
     In October 2009, we executed a letter of intent to purchase a disposable insulin pen designed by Wockhardt Ltd. for use with VIAject® . We intend to submit this pen to the FDA for review at a later date after completing certain modifications that we believe will improve its commercial performance.
     In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market VIAject® as a treatment for diabetes. The NDA includes results from pharmacokinetic and standardized meal studies, two pivotal 6 month Phase 3 clinical trials of VIAject® in patients with Type 1 and Type 2 diabetes, as well as interim results from the long-term 18 month safety extension trials for patients who completed the pivotal Phase 3 clinical trials. The data from these studies consistently document the safety and efficacy of VIAject®. We are seeking approval for a 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials. On March 2, 2010, we announced that the FDA accepted the NDA for review and that we expected the Prescription Drug User Fee Act action date for the NDA to be October 30, 2010.
     In March 2010, we appointed Dr. Errol B. De Souza as our President and Chief Executive Officer and Dr. Charles Sanders as our board chairman. Dr. Solomon S. Steiner, our former Chairman, President and Chief Executive Officer, became our Chief Scientific Officer and remains a member of the board.
     In fiscal year 2010, we plan to conduct additional clinical trials designed to generate data to enhance VIAject’s® potential commercial success. We believe that the following product candidates have recently shown promise in early-stage laboratory and clinical work, and we therefore intend to generate proof of concept data for these programs in animal models and small human clinical trials:
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
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $21.6 million for the six months ended March 31, 2010. As of March 31, 2010, we had a deficit accumulated during the development stage of $148.2 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 71% and 29%, respectively, of the net loss applicable to common stockholders that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
Research and Development Expenses
     Research and development expenses consist of the cost associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:
•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
•	employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development and manufacturing activities; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
     We expect to continue to incur significant operating losses for the next several years as we:
•	conduct additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;
•	purchase recombinant human insulin and other materials to build commercial supply inventory for VIAject®; and
•	continue pre-clinical and limited clinical development of earlier-stage product candidates.
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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3,
					2003
	Three Months Ended		Six Months Ended		Inception to
	March 31,		March 31,		March 31,
	2009	2010	2009	2010	2010
		(in thousands)
Research and development expenses:
Preclinical expenses	$623	$752	$1,580	$1,353	$13,606
Manufacturing expenses	2,652	2,334	5,283	5,151	27,212
Clinical/regulatory expenses	5,086	3,928	9,533	9,264	65,001

Total	$8,361	$7,014	$16,396	$15,768	$105,819

     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;
•	our ability to wait the length of time that will elapse before our NDA is fully reviewed by the FDA;
•	the costs associated with preparing and submitting our Market Authorization Application (“MAA”) for VIAject® to the European Medicines Agency (“EMEA”);
•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;
•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials;
•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;
•	the size, endpoints and duration of additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;
•	the cost to fully develop the 100 IU/cc liquid formulation of VIAject®;
•	our ability to establish that the 100 IU/cc liquid formulation of VIAject® is well-tolerated in chronic use;
•	the cost to develop and secure approval from the FDA for our disposable pen;
•	the costs of pre-commercialization activities, including increased insulin purchases;
•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the emergence of competing technologies and products and other adverse market developments; and
•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
     We anticipate that our general and administrative expenses will not change significantly as we focus our product development efforts on obtaining regulatory approval for VIAject®. Over the next year, however, these expenses could increase as we approach the commercial launch of VIAject®.
     Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and six months ended March 31, 2010, the Company expensed approximately $1.0 million and $2.7 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company submitted the NDA for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development.
     2010 Stock Incentive Plan
     On March 2, 2010, our shareholders approved our 2010 Stock Incentive Plan, or 2010 Plan. The purpose of the 2010 Plan is to promote our long-term success, by providing financial incentives to our employees, directors and consultants who are in positions to make significant contributions toward such success. The 2010 Plan is designed to attract, retain and motivate persons who are expected to make important contributions to us and to provide such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders. A total of 5,400,000 shares of common stock were reserved for issuance under the 2010 Plan plus shares of common stock underlying already outstanding awards under our prior plans if such awards expire or are canceled without the holders receiving any shares under those plans. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, as well as nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, other stock-based awards and cash-based awards. The 2010 Plan is administered by our Board of Directors, the compensation committee, or any other committee to whom the board of director’s delegates authority.
     The 2010 Plan uses a “fungible share” concept under which the awards of options and SARs cause one share per covered share to be removed from the available pool, while the award of restricted stock, restricted stock units or other stock-based awards where the price charged for the awards is less than 100% of the fair market value will be counted as 1.6 shares. Shares covered by awards under the 2010 Plan and predecessor plans that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, become available for issuance pursuant to a new award and will credited back to the pool at the same one share or 1.6 shares used for the awards if made under the 2010 Plan. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations are not made available for issuance pursuant to new awards. Any awards granted under the predecessor plans between September 30, 2009 and March 2, 2010, the date the 2010 Plan was approved, will be counted using the fungible share principles against the shares that can be awarded under the 2010 Plan.
     We will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. For options granted in the quarter ended March 31, 2010 and under the 2010 Plan, the expected life for options granted was calculated in accordance with the simplified method described in the Security Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to limited history. Until we have adequate history, we will continue to utilize the simplified method.
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
     Interest Income
     Due to the uncertainty in the credit and financial markets, along with our short term requirements and liquidity needs, we have modified our investment strategy and primarily invested in certain marketable securities, which consists primarily of treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the three and six months ended March 31, 2010. We intend to maintain this conservative strategy until the credit and financial markets improve and stablize.
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
Share-based Compensation
     In June 2008, the FASB issued ASC 260-10-55 Earnings for Share-Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (“ASC 260-10-55”), ASC 260-10-55 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC 260-10-55. Given that the holder of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to our declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, we determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010
     Revenue. We did not recognize any revenue during the three months ended March 31, 2009 or 2010.
     Research and Development Expenses.

	Three Months Ended
	March 31,		Decrease
	2009	2010	$	%
		(in thousands)
Research and Development	$8,361	$7,014	$1,347	16.1%

Percentage of net loss	72%	67%

     Research and development expenses were $7.0 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 16.1%, from $8.4 million for the three months ended March 31, 2009. This decrease was primarily attributable to reductions of $1.8 million in clinical expenses and $0.9 million in manufacturing. The savings in clinical expenses are directly related to the completion of our VIAject® extension trials in February 2010. The savings in manufacturing are the result of purchasing a reduced quantity of recombinant human insulin in the quarter ended March 31, 2010 of $1.0 million as compared to the $1.4 million purchase made in the quarter ended March 31, 2009. The decreases in clinical and manufacturing expenses were offset by increases of $0.4 million in consulting fees, $0.4 million in regulatory and $0.5 million in device development. The increase in consulting fees is related to preparation work surrounding our 120 day safety update. Research and development expenses for the three months ended March 31, 2010 include $0.5 million in stock-based compensation expense related to options granted to employees and $2 thousand in stock-based compensation expense related to options granted to non-employees.
     General and Administrative Expenses.

	Three Months Ended
	March 31,		Decrease
	2009	2010	$	%
		(in thousands)
General and Administrative	$3,435	$3,377	$58	1.7%

Percentage of net loss	30%	32%

     General and administrative expenses were approximately $3.4 million for both the three months ended March 31, 2010 and 2009 respectively. During the quarter ended March 31, 2010, our recruiting expenses increased by $0.1 million as a result of hiring Dr. Errol B. De Souza as our President and Chief Executive Officer and professional fees increased by $0.3 million for assistance with filing Amendment No. 1 to our Registration Statement on Form S-3, implementing our 2010 Stock Incentive Plan and negotiating executive employment agreements for Dr. De Souza and Dr. Steiner. These increases were offset by a reduction of $0.4 million in personnel expenses due to a one-time severance charge of approximately $0.4 million for our former general counsel in the quarter ended March 31, 2009. General and administrative expenses for the three months ended March 31, 2010 include $1.3 million in stock-based compensation charge related to options granted to employees.
     Interest and Other Income.

	Three Months Ended
	March 31,		Decrease
	2009	2010	$	%
		(in thousands)
Interest and Other Income	$78	$2	$76	97.4%

Percentage of net loss	1%	0%

     Interest and other income was $2 thousand for the three months ended March 31, 2010, a decrease of $76 thousand, or 97.4% from $78 thousand for the three months ended March 31, 2009. The decrease was primarily due to the shifting of our investments primarily into treasury securities.
     Net Loss and Net Loss per Share

	Three Months Ended
	March 31,		Decrease
	2009	2010	$	%
	(in thousands, except per share amounts)
Net loss	$(11,629)	$(10,409)	$1,220	10.5%

Net loss per share	$(0.49)	$(0.44)

     Net loss was $10.4 million, or $(0.44) per share, for the three months ended March 31, 2010 compared to $11.6 million, or $(0.49) per share, for the three months ended March 31, 2009. The decrease in net loss was primarily due to reduced clinical and manufacturing expenses, as noted above. We do not expect our losses to change significantly in the near term as the reduction in expenses due to patients exiting the extension trial are offset by expenses associated with obtaining regulatory approval for VIAject® , additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2010
     Revenue. We did not recognize any revenue during the six months ended March 31, 2009 or 2010.
     Research and Development Expenses

	Six Months Ended
	March 31,		Decrease
	2009	2010	$	%
		(in thousands)
Research and Development	$16,396	$15,768	$628	3.8%

Percentage of net loss	76%	73%

     Research and development expenses were $15.8 million for the six months ended March 31, 2010, a decrease of $.6 million, or 3.8%, from $16.4 million for the six months ended March 31, 2009. The decrease is attributable to reductions of $3.0 million in clinical expenses and $1.1 million in manufacturing related expenses. The savings in clinical expenses are directly related to the completion of our extension trials in February 2010. The savings in manufacturing are the results of (a) purchasing a reduced quantity of recombinant human insulin and (b) producing fewer process and registration batches. The decrease was offset by increases of $2.7 million in consulting fees, $0.8 million in pen development and manufacturing cartridge process validation batches and $0.4 million in personnel costs. The increase in consulting fees is related to filing our NDA application in December 2009 and preparation work surrounding our 120 day safety update. Research and development expenses for the six months ended March 31, 2010 include $1.0 million in stock-based compensation expense related to options granted to employees and $18 thousand in stock-based compensation credit related to options granted to non-employees.

      General and Administrative Expenses

	Six Months Ended
	March 31,		Increase
	2009	2010	$	%
	(in thousands)
General and Administrative	$5,716	$5,793	$77	1.4%

Percentage of net loss	26%	27%

     General and administrative expenses were $5.8 million for the six months ended March 31, 2010, an increase of $0.1 million, or 1.4%, from $5.7 million for the six months ended March 31, 2009. This net increase was primarily attributable to a $0.4 million increase in professional fees and $0.2 million in recruiting costs, offset by a reduction of $0.4 million in personnel costs due to a one-time charge in 2009 related to severance costs association with our former general counsel. General and administrative expenses for the six months ended March 31, 2010 include $1.6 million in stock-based compensation expense related to options granted to employees and $6 thousand in stock-based compensation credit related to options granted to non-employees.
     Interest and Other Income

	Six Months Ended
	March 31,		Decrease
	2009	2010	$	%
	(in thousands)
Interest and Other Income	$320	$7	$313	97.8%

Percentage of net loss	2%	0%

     Interest and other income was $7 thousand for the six months ended March 31, 2010, a decrease of $0.3 million, or 97.8%, from $0.3 million for the six months ended March 31, 2009. The decrease was primarily due to a decrease in investments and the shifting of our investments primarily into treasury securities.
     Net Loss and Net Loss per Share

	Six Months Ended
	March 31,		Decrease
	2009	2010	$	%
	(in thousands, except per share amounts)
Net Loss	$(21,653)	$(21,557)	$96	0.4%

Net loss per share	$(0.91)	$(0.90)

     Net loss was $21.6 million, or $(0.90) per share, for the six months ended March 31, 2010 compared to $21.7 million, or $(0.91) per share, for the six months ended March 31, 2009. The decrease in net loss was primarily attributable to expenses described above. We do not expect our losses to change significantly in the near term as the reduction in expenses due to patients exiting the extension trial are offset by expenses associated with obtaining regulatory approval for VIAject® , additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.

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
     At March 31, 2010, we had cash and cash equivalents totaling approximately $32.7 million. To date, we have invested our excess funds primarily in managed money funds with one major financial institution. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $22.0 million for the six months ended March 31, 2010 and $18.3 million for the six months ended March 31, 2009. Net cash used in operating activities for the six months ended March 31, 2010 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increases in other receivable, prepaid expenses and accounts payable and decrease in accrued expenses. In accordance with 13CFR 121.901, we requested a small business waiver of the fee we paid to the FDA for reviewing a human drug application under the user fee provision of the FFDCA, specifically, section 736(D) of the FFDCA. The waiver was granted in March 2010 and the $1.4 million NDA application fee, or other receivable, will be refunded in our third fiscal quarter ending June 30, 2010. Net cash used in operating activities for the six months ended March 31, 2009 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increases in income tax receivable, income tax payable and accrued expenses and decreases in prepaid expenses and accounts payable.
     Net cash provided by/(used in) investing activities was $(46) thousand for the six months ended March 31, 2010 and $13.5 million for the six months ended March 31, 2009. Net cash used in investing activities for the six months ended March 31, 2010 primarily reflects the purchase of lab equipment. Net cash provided by investing activities for the six months ended March 31, 2009 primarily reflects the sale of marketable securities offset by purchases of lab equipment.
     Net cash provided by financing activities was $165 thousand for the six months ended March 31, 2010 and $39 thousand for the six months ended March 31, 2009. Net cash provided by financing activities for the six months ended March 31, 2010 and 2009 was primarily due to proceeds received from the sale of stock through our 2005 Employee Stock Purchase Plan and from the exercise of stock options.
Funding Requirements
     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second quarter of fiscal year 2011. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. If the FDA were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject®, our existing capital resources would not be sufficient to complete that clinical development program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
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
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2010 (in thousands):

		Less
		Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$2,490	$628	$1,816	$46
Purchase commitments	8,688	5,094	3,594	—

Total fixed contractual obligations	$11,178	$5,722	$5,410	$46

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $21.6 million for the six months ended March 31, 2010. As of March 31, 2010, we had a deficit accumulated during the development stage of approximately $148.2 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
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
     While we have reduced expenditures on our earlier stage product candidates pending further development of our regulatory plans for VIAject®, we do not expect our research and development expenses to decrease in 2010 as we conduct new clinical trials of VIAject® to support our commercialization efforts, produce validation batches, and purchase recombinant human insulin. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses to produce commercial quantities of finished product; and we may incur significant additional sales and marketing expenses depending on our role in commercializing any of our products that obtain regulatory approval. If we commercialize VIAject® without a commercial partner, we will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
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
     We reduced expenditures on the development of VIAtab™ and are unlikely to reinitiate extensive development of our early stage product candidates unless we receive marketing approval for VIAject® from the FDA. Even if VIAject® is approved by the FDA, we cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not have changed.
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
     Any products that we bring to the market, including VIAject® and VIAtab™, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and, in the case of VIAject®, the possibility that patients may experience more injection site discomfort than they experience with competing products. In our analysis of our completed pivotal Phase 3 clinical trials we found that VIAject® was associated with injection site discomfort, although the prevalence of discomfort decreased during the course of the treatment. In addition, in an October 2009, tolerability trial of the liquid formulation of VIAject® it was determined that a subset of patients experienced more injection site discomfort with VIAject® than they did with Humalog®.
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
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with VIAject®. Halozyme Therapeutics, Inc. has conducted a Phase 1 and Phase 2 clinical trial of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Generex Biotechnology Corporation has developed an oral spray that is currently in Phase 3 development. Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has submitted its NDA in early 2009. In March 2010, Mannkind received a complete response letter from the FDA. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline plc, and Bristol-Myers Squibb Company, are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes.
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

     The rapid rate of scientific discoveries and technological changes could result in one or more of our product candidates becoming obsolete or noncompetitive. For several decades, scientists have attempted to improve the bioavailability of injected formulations and to devise alternative non-invasive delivery systems for the delivery of drugs such as insulin. Our product candidates will compete against many products with similar indications. In addition to the currently marketed rapid-acting insulin analogs, our competitors are developing insulin formulations delivered by oral pills, pulmonary devices and oral spray devices. Our future success will depend not only on our ability to develop our product candidates, but also on our ability to maintain market acceptance against emerging industry developments. We cannot assure current or prospective stockholders that we will be able to do so.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We currently are working with two manufacturers with regard to VIAject®. If VIAject® is approved for commercial sale, we may rely on one or both manufacturers to manufacture commercial quantities of VIAject®. We intend to negotiate a commercial manufacturing agreement with at least one manufacturer but we cannot guarantee that we will reach agreement in a timely manner or on terms that are favorable to us.
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
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to support our needs for approximately three years following the commercial launch of VIAject®. We are seeking to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We cannot assure you that we will be able to qualify a new insulin supplier prior to December 2011. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and future commercialization of VIAject® and VIAtab™, which would have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     While we have submitted an NDA for VIAject®, we have not received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. While the FDA has accepted our NDA as filed, we cannot guarantee that they will review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared to data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Failure of the FDA to accept our NDA as filed, review our NDA in a timely fashion, or approve our NDA will materially impair our ability to generate product revenue and our business.
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
     The performance of our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Chief Medical Officer and other key employees is critical to our success. In March 2010, we appointed Dr. Errol B. De Souza as our President and Chief Executive Officer. Dr. Solomon S. Steiner became our Chief Scientific Officer, devoting his full-time attention to the development of Biodel’s early-stage product candidates to treat diabetes and will remain a member of the board. Dr. Steiner is an inventor of our VIAdel™ technology. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. With the exception of Dr. De Souza and Dr. Steiner, we currently do not have employment agreements with any other executive officers. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2010, we had approximately 24 million shares of common stock outstanding. Of these, approximately 9 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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

Item 6. Exhibits

Exhibit No.	Description

10.1	2010 Stock Incentive Plan.

10.2	2010 Incentive Stock Option Agreement.

10.3	2010 Non Statutory Stock Option Agreement

10.4	2010 Restricted Stock Unit Agreement.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.
Dated: May 7, 2010	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

10.1	2010 Stock Incentive Plan.

10.2	2010 Incentive Stock Option Agreement.

10.3	2010 Non Statutory Stock Option Agreement

10.4	2010 Restricted Stock Unit Agreement.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.