Form 10-Q
period 2010-06-30
Biodel Inc
filed 2010-08-06
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 30, 2010 there were 23,993,971 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2009 and June 30, 2010 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2009 and 2010 and for the period from December 3, 2003 (inception) to June 30, 2010	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2010	3

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2009 and 2010 and for the period from December 3, 2003 (inception) to June 30, 2010	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	39

Signatures	40
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
Biodel Inc.
(A Development Stage Company)
Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2009	2010
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$54,640	$17,850
Marketable securities	—	6,005
Taxes receivable	752	820
Other receivables	—	1,406
Prepaid and other assets	482	682

Total current assets	55,874	26,763
Property and equipment, net	3,695	3,135
Intellectual property, net	56	53

Total assets	$59,625	$29,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,007	$1,021
Accrued expenses:
Clinical trial expenses	5,647	1,933
Regulatory	359	97
Payroll and related	1,117	1,099
Accounting and legal fees	325	422
Severance	183	0
Other	284	402
Income taxes payable	165	139

Total current liabilities	9,087	5,113
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,803,672 and 23,993,446 issued and outstanding	238	240
Additional paid-in capital	176,764	181,248
Deficit accumulated during the development stage	(126,464)	(156,650)

Total stockholders’ equity	50,538	24,838

Total liabilities and stockholders’ equity	$59,625	$29,951

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2010	2009	2010	2010
Revenue	$—	$—	$—	$—	—

Operating expenses:
Research and development	7,991	5,890	24,387	21,658	111,709
General and administrative	2,692	2,780	8,408	8,573	45,218

Total operating expenses	10,683	8,670	32,795	30,231	156,927
Other (income) and expense:
Interest and other income	(54)	(3)	(374)	(10)	(5,499)
Interest expense	—	—	—	—	78
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(10,629)	(8,667)	(32,421)	(30,221)	(152,133)
Tax provision (benefit)	519	(38)	380	(35)	(543)

Net loss	(11,148)	(8,629)	(32,801)	(30,186)	(151,590)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(11,148)	$(8,629)	$(32,801)	$(30,186)	(156,650)

Net loss per share — basic and diluted	$(0.47)	$(0.36)	$(1.38)	$(1.26)

Weighted average shares outstanding — basic and diluted	23,759,675	23,944,386	23,727,833	23,892,899

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

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	238	—	—	—	—	176,764	—	(126,464)	50,538

Share-based compensation	—	—	—	—	—	—	4,117	—	—	4,117
Stock options exercised	24,202	—	—	—	—	—	43	—	—	43
Proceeds from sale of stock — ESPP	165,572	2	—	—	—	—	324	—	—	326
Net loss	—	—	—	—	—	—	—	—	(30,186)	(30,186)

Balance, June 30, 2010 (unaudited)	23,993,446	$240	—	$—	—	$—	$181,248	$—	$(156,650)	$24,838

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(32,801)	$(30,186)	$(151,590)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	736	2,885
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	3,827	4,147	19,351
Share-based compensation for non-employees	81	(30)	2,295
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
(Increase) decrease in:
Income tax receivable	1,408	(68)	(820)
Other receivables		(1,406)	(1,406)
Prepaid expenses	753	(200)	(682)
Increase (decrease) in:
Accounts payable	(540)	14	1,021
Income taxes payable	(975)	(26)	139
Accrued expenses	1,812	(3,961)	4,172

Total adjustments	7,009	(794)	28,102

Net cash used in operating activities	(25,792)	(30,980)	(123,488)

Cash flows from investing activities:

Purchase of property and equipment	(171)	(174)	(5,983)
Purchase of marketable securities	—	(6,005)	(31,619)
Sale of marketable securities	24,614	—	25,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	24,443	(6,179)	(12,327)

Cash flows from financing activities:
Options exercised	15	43	975
Warrants exercised	—	—	535
Employee stock purchase plan	170	326	677
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	127,030
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	185	369	153,665

Net (decrease) increase in cash and cash equivalents	(1,164)	(42,790)	11,850

Cash and cash equivalents, beginning of period	64,731	54,640	—

Cash and cash equivalents, end of period	$63,567	$17,850	$17,850

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2009	2010	2010
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	110	60	306
Non-cash financing and investing activities:
Settlement of debt with Series B preferred stock	$—	$—	$3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

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
     The Company’s most advanced product candidate is VIAject®, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials, we compared VIAject® to Humulin® R, a form of recombinant human insulin. We believe VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime. Patients in both clinical trials were treated for a period of six months. Our new drug application for VIAject® has been accepted for review by the FDA with a Prescription Drug User Fee Act action date of October 30, 2010. Our earlier stage product candidates include VIAtab™ (a sublingual tablet formulation of insulin), an extended duration basal insulin, a glucose responsive basal insulin formulation and a stabilized formulation of glucagon.
  Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2009 audited financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or any other interim period.
     The Company is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 7), “Development Stage Entities”, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.
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
  Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2010-06”). This Update provides amendments to Subtopic 820-10 and related guidance within US GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company is evaluating the impact the adoption of ASU 2010-06 will have on its financial position and results of operations.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
2. Marketable Securities
     The Company classifies marketable securities as available for sale and accounts for marketable securities in accordance with the provisions of ASC Topic 320 (“ASC 320,” formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). ASC 320 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
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
     The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (which was subsequently incorporated into ASC 320, Investments — Debt and Equity Securities). Any unrealized loss identified as other-than-temporary is recorded directly in the Statement of Operations.
     Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at June 30, 2010 are summarized below. The securities listed as of June 30, 2010 mature on various dates through December 2010.

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short term marketable securities
US government agency securities	6,005	—	—	6,005
Corporate and agency bonds	—	—	—	—
Discount and bank notes	—	—	—	—

Total	$6,005	$—	$—	$6,005

     Contractual maturities of available-for-sale debt securities at June 30, 2010 are as follows:

Estimated
Fair Value
Within one year	$6,005
1-5 years	—

Total	$6,005

3. Fair Value Measurement
     ASC Topic 820 (“ASC 820”, originally issued as SFAS No. 157, Fair Value Measurements) applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. SFAS No. 157 originally became effective October 1, 2008 for the Company. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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
     As of June 30, 2010, the Company’s only assets that fell under the scope of ASC 820 were its investments — marketable securities. The fair values of the marketable securities were based on quoted market prices. Accordingly, the Company’s fair value measurements of its marketable securities are classified as Level 1 input.
     The fair value of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Market Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund	$7,146	$7,146	$—	$—
US government agency securities (cash equivalents)	6,000	6,000	—	—
US government agency securities (short-term securities)	6,005	6,005	—	—

Total	$19,151	$19,151	$—	$—

4. Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and nine months ended June 30, 2010, the Company expensed $830 and $3,524, respectively, of costs associated with the purchase of recombinant human insulin as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. The Company submitted a new drug application to the U.S. Food and Drug Administration for VIAject® in December 2009. Until the Company can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development costs.
5. Share-Based Compensation
     In March 2010, the shareholders of the Company approved a new 2010 Stock Incentive Plan (2010 Plan). Up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award shall be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award shall be counted against the share limit as 1.6 shares for each one share of common stock. The Company will not make any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The Company will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. For options granted under the 2010 Plan for the quarters ended March 31, 2010 and June 30, 2010, the expected life for these grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to limited Company history. Until the Company has adequate history, it will continue to utilize the simplified method.
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
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge (credit) for options granted to non-employees for the three and nine months ended June 30, 2009 and 2010 were $(10), $(6), $81 and $(30), respectively.
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three and nine months ended June 30, 2009 and 2010 were $1,303, $1,514, $3,827 and $4,147, respectively. At June 30, 2010, the total compensation charge related to non-vested options to employees and directors not yet recognized was $9,030 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.
     The following table summarizes the stock option activity during the nine months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life in Years	Value
Outstanding options, September 30, 2009	3,407,633	$11.81		$1,158
Granted	1,282,500	4.10		$29
Exercised	24,202	1.74		$48
Forfeited, expired	41,446	14.24		—

Outstanding options, June 30, 2010	4,624,485	$9.71	6	$1,187

Exercisable options, June 30, 2010	2,232,536	$11.29	4	$679

     The Company did not grant any options during the three months ended June 30, 2009. The Black-Scholes pricing model assumptions for the three months ended June 30, 2010 and nine months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2010	2009	2010
Expected life (in years)	3.77-5.25	5.25	3.77-5.25
Expected volatility	65 – 77%	59 – 68%	64 – 77%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.23 – 2.43%	1.00 – 3.19%	1.30 – 2.69%
Weighted average grant date fair value	$4.74	$2.69	$4.10

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units
     In the quarter ended December 31, 2009, the Company granted RSUs to executive officers and employees pursuant to the 2004 Stock Incentive Plan. There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. Each restricted stock unit represents one share of common stock and vests in equal installments over four years on the anniversary of the grant date. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested restricted stock unit. During the vesting period, the restricted stock units cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, restricted stock unit recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.
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
     The stock-based compensation expense associated with the restricted stock units have been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Stock compensation expense — RSUs	$—	$62	$—	$144

     At June 30, 2010, there was $843 of total unrecognized stock-based compensation expense related to RSUs granted under the 2004 Stock Incentive Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.
     The following table summarizes restricted stock unit activity from October 1, 2009 through June 30, 2010:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested balance at October 1, 2009	—	$—

Changes during the period
Shares granted	250,000	3.95
Shares vested	—	—
Shares forfeited or expired	(90)	3.95

Nonvested balance at June 30, 2010	249,910	$3.95

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
Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation costs in connection with the Purchase Plan for the three and nine months ended June 30, 2009 and 2010 were $163, $224, $206, and $425, respectively.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     An aggregate of 1,600,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of June 30, 2010, a total of 1,332,588 shares were reserved and available for issuance under the Purchase Plan. As of June 30, 2010, the Company issued 267,412 shares under the Purchase Plan.
6. Income Taxes
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
     As of the three and nine months ended June 30, 2010, a liability adjustment of $1 and $4, respectively, was recorded. As of the quarter ended June 30, 2010, the Company recorded a $39 credit related to the current year’s book-to-tax adjustment. The Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The liability does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.
     The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2009 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.
     The Company’s effective tax rate for the nine months ended June 30, 2009 and 2010 was 0% for both periods and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and changes in valuation allowance.
7. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options and warrants excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815	118,815	118,815
Stock options	3,512,431	4,624,485	3,512,431	4,624,485
Restricted stock units	—	249,910	—	249,910
8. Commitments
Chief Executive Officer Employment Agreement
     On March 30, 2010, the Company announced the appointment of Errol B. De Souza, Ph.D., as the Company’s President, Chief Executive Officer and a Director. In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The agreement provides for an annual salary of $450 and eligibility for a target bonus of 50% of the annual salary. In addition, Dr. De Souza was granted options to purchase 700,000 shares of the Company’s common stock pursuant to the Company’s 2010 Plan. These options will vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the rest vesting in equal monthly amounts over the next three years. The Company will pay Dr. De Souza reasonable and documented temporary housing and related expenses of up to $5 per month for a period of up to 18 months following the date of the agreement.

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
Chief Scientific Officer Employment Agreement
     On March 30, 2010, the Company announced the appointment of Dr. Solomon S. Steiner, the Company’s former Chairman, President and Chief Executive Officer, as the Company’s Chief Scientific Officer and a Director. In connection with his appointment, Dr. Steiner signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for at-will employment, meaning that the Company or Dr. Steiner can terminate his employment at any time, for any or no reason, subject to the terms of the agreement. The agreement provides for an annual salary of $400 and eligibility for a target bonus of 50% of the annual salary.
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
Leases
     As of June 30, 2010, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.
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
     Lease expense for the three and nine months ended June 30, 2009 and 2010 were $149, $151, $441, and $447, respectively.

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
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	the length of time that will elapse before our NDA for VIAject® is fully reviewed by the FDA and, if approved, the length of time following approval before the product is launched commercially;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials or other tests or analyses;

•	the length of time that will elapse before we submit for FDA review a disposable pen for use with VIAject®, the duration of the FDA’s review and our ability to secure approval by the FDA for the disposable pen;

•	our ability to market, commercialize and achieve market acceptance for VIAject®;

•	the progress, timing or success of our product candidates, particularly VIAject®, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for VIAject® and our ability to secure additional patents for VIAject® and for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers, including suppliers of insulin, to produce our product or products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
Overview
     We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles.
     Our most advanced product candidate is VIAject®, a proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have completed two pivotal Phase 3 clinical trials of VIAject®, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials, we compared VIAject® to Humulin® R, a form of recombinant human insulin. We believe VIAject® can improve the management of blood glucose levels in patients with diabetes by more closely mimicking the natural first-phase insulin release that healthy individuals experience at mealtime. Patients in both clinical trials were treated for a period of six months. Our new drug application for VIAject® has been accepted for review by the FDA with a Prescription Drug User Fee Act action date of October 30, 2010. Our earlier stage product candidates include VIAtab™, a sublingual tablet formulation of insulin, an extended duration basal insulin, a glucose responsive basal insulin formulation and a stabilized formulation of glucagon.
     In October 2009, we executed a letter of intent to purchase a disposable insulin pen designed by Wockhardt Ltd. for use with VIAject®. We intend to submit this pen to the FDA for review in late 2010 or early 2011 after completing certain modifications that we believe will improve its commercial performance. Even if VIAject® is approved by the FDA prior to the FDA approving the disposable pen, we do not intend to commercially launch VIAject® until a disposable pen version of the product is approved.
     In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market VIAject® as a treatment for diabetes. The NDA includes results from pharmacokinetic and standardized meal studies, two pivotal 6 month Phase 3 clinical trials of VIAject® in patients with Type 1 and Type 2 diabetes, as well as interim results from the long-term 18 month safety extension trials for patients who completed the pivotal Phase 3 clinical trials. The data from these studies consistently document the safety and efficacy of VIAject®. We are seeking approval for a 100 IU/cc liquid formulation of VIAject® that is bioequivalent to the two-part 25 IU/cc lyophilized powder formulation of VIAject® that was used in our pivotal Phase 3 clinical trials. The FDA accepted the NDA for review with a Prescription Drug User Fee Act action date for the NDA to be October 30, 2010.
     In March 2010, we appointed Dr. Errol B. De Souza as our President and Chief Executive Officer and Dr. Charles Sanders as our board chairman. Dr. Solomon S. Steiner, our former Chairman, President and Chief Executive Officer, became our Chief Scientific Officer and remains a member of the board.
     In fiscal year 2010, we plan to conduct additional clinical trials designed to generate data to enhance VIAject’s® potential commercial success. We believe that the following product candidates have shown promise in early-stage laboratory and clinical work, and we therefore intend to generate proof of concept data for these programs in animal models and small human clinical trials:
•	VIAtab™: VIAtab™ is an oral sublingual insulin tablet that is designed to dissolve in minutes. We are developing it for use as an insulin supplement for patients with early stage Type 2 diabetes;

•	An extended duration basal insulin: Current basal insulins have a duration of activity that varies patient by patient; what may be an adequate duration for one patient may be too short in another. We are developing a technology that may lengthen the duration of a basal insulin to best suit the individual needs of patients.

•	A glucose responsive basal insulin formulation: We are developing a basal insulin formulation that may sufficiently react to a patient’s blood glucose levels to meaningfully lessen the risk of hyper or hypoglycemia compared to currently available basal insulin products, although we anticipate that prandial insulin injections would still be necessary in many instances.

•	Stabilized glucagon: Glucagon is a protein released by the pancreas that signals the liver to release glucose. Glucagon is currently approved and marketed for use as a rescue therapy in cases where patients become severely hypoglycemic. It is an unstable protein and therefore must be stored lyophilized and reconstituted prior to use. We are developing a more stable formulation of glucagon that may allow it to be stored as a refrigerated liquid. Such a formulation may offer certain advantages in the rescue market and may also enable the development of a bi-hormonal pump, which might better mimic the normal function of the human pancreas.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007 and follow-on offering in February 2008 and prior to that, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss applicable to common stockholders was $30.2 million for the nine months ended June 30, 2010. As of June 30, 2010, we had a deficit accumulated during the development stage of $156.7 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities. Research and development and general and administrative expenses represent approximately 71% and 29%, respectively, of the net loss applicable to common stockholders that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.
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
     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3,
					2003
	Three Months Ended		Nine Months Ended		Inception to
	June 30,		June 30,		June 30,
	2009	2010	2009	2010	2010
		(in thousands)
Research and development expenses:
Preclinical expenses	$542	$727	$2,122	$2,078	$14,332
Manufacturing expenses	3,454	1,819	8,736	6,971	29,032
Clinical/regulatory expenses	3,995	3,344	13,529	12,609	68,345

Total	$7,991	$5,890	$24,387	$21,658	$111,709

     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	the length of time that will elapse before our NDA is fully reviewed by the FDA, and, if approved, the length of time following approval before the product is launched commercially;

•	the costs associated with preparing and submitting our Market Authorization Application (“MAA”) for VIAject® to the European Medicines Agency (“EMEA”);

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials or other test or analyses;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® to support our commercialization efforts and, potentially, FDA approval;

•	our ability to establish that VIAject® is well-tolerated in chronic use;

•	the length of time that will elapse before we submit for FDA review a disposable pen for use with VIAject®, the duration of the FDA’s review, and our ability to secure approval by the FDA for the disposable pen;

•	the costs of pre-commercialization activities, including increased insulin purchases;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
     Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and nine months ended June 30, 2010, we expensed approximately $0.8 million and $3.5 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection and transfer of title occurred. We submitted the NDA for VIAject® in December 2009. Until we can determine the probability of VIAject® receiving regulatory approval, costs associated with the purchase of recombinant human insulin will continue to be expensed as research and development costs.
     2010 Stock Incentive Plan
     On March 2, 2010, our shareholders approved our 2010 Stock Incentive Plan, or the 2010 Plan. The purpose of the 2010 Plan is to promote our long-term success, by providing financial incentives to our employees, directors and consultants who are in positions to make significant contributions toward such success. The 2010 Plan is designed to attract, retain and motivate persons who are expected to make important contributions to us and to provide such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders. A total of 5,400,000 shares of common stock were reserved for issuance under the 2010 Plan plus shares of common stock underlying already outstanding awards under our prior plans if such awards expire or are canceled without the holders receiving any shares under those plans. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, as well as nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, other stock-based awards and cash-based awards. The 2010 Plan is administered by our Board of Directors, the compensation committee, or any other committee to whom the board of director’s delegates authority.
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
     We will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. For options granted in the quarter ended March 31, 2010 and under the 2010 Plan, the expected life for options granted was calculated in accordance with the simplified method described in the Security Exchange Commission Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to limited history. Until we have adequate history, we will continue to utilize the simplified method.
     Restricted Stock Units
     In the quarter ended December 31, 2009, we granted restricted stock units to executive officers and employees pursuant to the 2004 Stock Incentive Plan. There is no direct cost to the recipients of the restricted stock units, except for any applicable personal taxes. Each restricted stock unit represents one share of common stock and annually vests ratably over four years. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested restricted stock unit. During the vesting period, the restricted stock units cannot be transferred and the grantee has no voting rights. If we declare a dividend, restricted stock unit recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, is expensed ratably over the vesting period.
     Marketable Securities
     In accordance with ASC 320, (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting Standards Board (“FASB”) in May 1993), our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value. As of June 30, 2010, our marketable securities totaled $6.0 million.
     Comprehensive Income (Loss)
     We classify our marketable securities as available for sale, in accordance with ASC 220-10 (formerly SFAS No. 130, Reporting Comprehensive Income, issued by the FASB in June 1997). Other Comprehensive Income includes changes in equity for unrealized holding gains/(losses) on marketable securities, which have arisen during the period. As of June 30, 2010, the net unrealized gains on marketable securities were immaterial.
     Interest Income
     Due to the uncertainty in the credit and financial markets, along with our short term requirements and liquidity needs, we have modified our investment strategy and primarily invested in certain marketable securities, which consist primarily of treasury securities. The focus on preserving cash and investing in stable securities generated lower returns during the three and nine months ended June 30, 2010. We intend to maintain this conservative strategy until the credit and financial markets improve and stabilize.
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
Share-based Compensation
     In June 2008, the FASB issued ASC 260-10-55 Earnings Per Share-Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (“ASC 260-10-55”), ASC 260-10-55 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of ASC 260-10-55. Given that a holder of restricted stock unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to our declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, we determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2010-06”). ASU 2010-06 provides amendments to Subtopic 820-10 and related guidance within US generally accepted accounting principles (“GAAP”) to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We are evaluating the impact the adoption of ASU 2010-06 will have on its financial position and results of operations.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010
     Revenue. We did not recognize any revenue during the three months ended June 30, 2009 or 2010.
     Research and Development Expenses.

	Three Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands)
Research and Development	$7,991	$5,890	$2,101	26.3%

Percentage of net loss	72%	68%

     Research and development expenses were $5.9 million for the three months ended June 30, 2010, a decrease of $2.1 million, or 26.3%, from $8.0 million for the three months ended June 30, 2009. This decrease was primarily attributable to reductions of $1.0 million in clinical expenses and $1.6 million in manufacturing and device development expenses. The savings in clinical expenses are directly related to conducting fewer studies during the quarter ended June 30, 2010. For example, our VIAject® extension trials ended in February, 2010. The savings in manufacturing and device development are the result of purchasing a reduced quantity of recombinant human insulin in the quarter ended June 30, 2010 of $0.8 million, as compared to the $1.9 million purchase made in the quarter ended June 30, 2009. The decreases in clinical and manufacturing expenses were offset by increases of $0.4 million in regulatory expense and $0.1 million in research expense. Research and development expenses for the three months ended June 30, 2010 include $0.6 million in stock-based compensation expense related to options granted to employees and $6 thousand in stock-based compensation credit related to options granted to non-employees.

     General and Administrative Expenses.

	Three Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands)
General and Administrative	$2,692	$2,780	$88	3.3%

Percentage of net loss	24%	32%

     General and administrative expenses were approximately $2.8 million for the three months ended June 30, 2010 and $2.7 million for the three months ended June 30, 2009. During the quarter ended June 30, 2010, our expenses increased by $0.1 million as a result of an increase in consulting services. General and administrative expenses for the three months ended June 30, 2010 include $0.9 million in stock-based compensation charge related to options granted to employees.
     Interest and Other Income.

	Three Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands)
Interest and Other Income	$54	$3	$51	94.4%

Percentage of net loss	1%	0%

     Interest and other income was $3 thousand for the three months ended June 30, 2010, a decrease of $51 thousand, or 94.4% from $54 thousand for the three months ended June 30, 2009. The decrease was primarily due to the shifting of our investments primarily into treasury securities.
     Net Loss and Net Loss per Share

	Three Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands, except per share amounts)
Net loss	$(11,148)	$(8,629)	$2,519	22.6%

Net loss per share	$(0.47)	$(0.36)

     Net loss was $8.6 million, or $(0.36) per share, for the three months ended June 30, 2010 compared to $11.1 million, or $(0.47) per share, for the three months ended June 30, 2009. The decrease in net loss was primarily due to reduced clinical and manufacturing expenses, as noted above. We do not expect our losses to change significantly in the near term as the reduction in expenses due to patients exiting the extension trials are offset by expenses associated with obtaining regulatory approval for VIAject®, additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2010
     Revenue. We did not recognize any revenue during the nine months ended June 30, 2009 or 2010.
     Research and Development Expenses

	Nine Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands)
Research and Development	$24,387	$21,658	$2,729	11.2%

Percentage of net loss	74%	72%

     Research and development expenses were $21.7 million for the nine months ended June 30, 2010, a decrease of $2.7 million, or 11.2%, from $24.4 million for the nine months ended June 30, 2009. The decrease is attributable to reductions of $3.4 million in clinical expenses, $1.7 million in manufacturing and device development expenses and $0.2 million in research expenses. The savings in clinical expenses are directly related to conducting fewer studies during the quarter ended June 30, 2010. For example, our VIAject® extension trials ended in February 2010. The savings in manufacturing are the results of (a) purchasing a reduced quantity of recombinant human insulin and (b) producing fewer process and registration batches. The savings in research is primarily due to a reduction in personnel costs. The decrease in clinical and manufacturing expense was partially offset by an increase of $2.6 million in regulatory expenses associated with preparing for and filing the

NDA and the related 120-day safety update. Research and development expenses for the nine months ended June 30, 2010 include $1.6 million in stock-based compensation expense related to options granted to employees and $24 thousand in stock-based compensation credit related to options granted to non-employees.
     General and Administrative Expenses

	Nine Months Ended
	June 30,		Increase
	2009	2010	$	%
		(in thousands)
General and Administrative	$8,408	$8,573	$165	2.0%

Percentage of net loss	26%	28%

     General and administrative expenses were $8.6 million for the nine months ended June 30, 2010, an increase of $0.2 million, or 2%, from $8.4 million for the nine months ended June 30, 2009. This net increase was primarily attributable to a $0.7 million increase in professional fees and offset by a reduction of $0.5 million in personnel costs primarily due to a one-time charge in 2009 related to severance costs association with our former general counsel. General and administrative expenses for the nine months ended June 30, 2010 include $2.6 million in stock-based compensation expense related to options granted to employees and $30 thousand in stock-based compensation credit related to options granted to non-employees.
     Interest and Other Income

	Nine Months Ended
	June 30,		Decrease
	2009	2010	$	%
		(in thousands)
Interest and Other Income	$374	$10	$364	97.3%

Percentage of net loss	1%	0%

     Interest and other income was $10 thousand for the nine months ended June 30, 2010, a decrease of $0.3 million, or 97.3%, from $0.4 million for the nine months ended June 30, 2009. The decrease was primarily due to a decrease in investments and the shifting of our investments primarily into treasury securities.
     Net Loss and Net Loss per Share

	Nine Months Ended
	June 30,		Decrease
	2009	2010	$	%
	(in thousands, except per share amounts)
Net Loss	$(32,801)	$(30,186)	$2,615	79.7%

Net loss per share	$(1.38)	$(1.26)

     Net loss was $30.2 million, or $(1.26) per share, for the nine months ended June 30, 2010 compared to $32.8 million, or $(1.38) per share, for the nine months ended June 30, 2009. The decrease in net loss was primarily attributable to the decrease in expenses described above. We do not expect our losses to change significantly in the near term as the reduction in expenses due to patients exiting the extension trials are offset by expenses associated with obtaining regulatory approval for VIAject®, additional purchases of bulk insulin, production of finished product and additional clinical trials of VIAject® to support our commercialization efforts.

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
     At June 30, 2010, we had cash and cash equivalents and marketable securities totaling approximately $23.9 million. To date, we have invested our excess funds primarily in managed money funds and US government agency securities with one major financial institution. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $31.0 million for the nine months ended June 30, 2010 and $25.8 million for the nine months ended June 30, 2009. Net cash used in operating activities for the nine months ended June 30, 2010 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increases in other receivables, and prepaid expenses and decrease in accrued expenses. In accordance with 13CFR 121.901, we requested a small business waiver of the fee we paid to the FDA for reviewing a human drug application under the user fee provision of the FFDCA, specifically, section 736(D) of the FFDCA. The waiver was granted in March 2010 and the $1.4 million NDA application fee, or other receivable, was received in July 2010. Net cash used in operating activities for the nine months ended June 30, 2009 primarily reflects the net loss for the period, adjusted by stock-based compensation, depreciation and amortization expenses, increases in accrued expenses and decreases in income tax receivable, prepaid expenses, and accounts payable.
     Net cash provided by/(used in) investing activities was $(6.2) million for the nine months ended June 30, 2010 and $24.4 million for the nine months ended June 30, 2009. Net cash used in investing activities for the nine months ended June 30, 2010 primarily reflects the purchase of short term securities and lab equipment. Net cash provided by investing activities for the nine months ended June 30, 2009 primarily reflects the sale of marketable securities.
     Net cash provided by financing activities was $369 thousand for the nine months ended June 30, 2010 and $185 thousand for the nine months ended June 30, 2009. Net cash provided by financing activities for the nine months ended June 30, 2010 and 2009 was primarily due to proceeds received from the sale of stock through our 2005 Employee Stock Purchase Plan and from the exercise of stock options.
Funding Requirements
     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures through the third quarter of fiscal year 2011. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, especially if the FDA requires us to conduct additional tests or analyses prior to approving our VIAject® NDA. For example, if the FDA were to require us to conduct an additional pivotal Phase 3 clinical trial of VIAject®, our existing capital resources would not be sufficient to complete that clinical development program. If additional clinical trials, tests, or analyses of VIAject® are required, we may scale back our business operations and development programs in order to reduce our cash expenditures. Even if no additional tests or analyses are required, we will need substantial additional funding to successfully commercialize VIAject® without a commercial partner. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	the length of time that will elapse before our NDA is fully reviewed by the FDA and, if approved, the length of time following approval before the product is launched commercially;

•	the costs associated with preparing and submitting our MAA for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject® ;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials or other tests or analyses;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	our ability to establish that VIAject® is well-tolerated in chronic use;

•	the cost and time needed to develop a disposable insulin pen program for use with VIAject®;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2010 (in thousands):

		Less
		Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$2,505	$632	$1,827	$46
Purchase commitments	7,300	4,372	2,928	—

Total fixed contractual obligations	$9,805	$5,004	$4,755	$46

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $30.2 million for the nine months ended June 30, 2010. As of June 30, 2010, we had a deficit accumulated during the development stage of approximately $156.7 million. We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. We have not completed development of VIAject® or any of our other product candidates. We expect to continue to incur significant operating losses for at least the next several years as we:
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but VIAject® are in early stages of development. Our earlier stage product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized.
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
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our anticipated operating expenses and capital expenditures through the third quarter of fiscal year 2011. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	our ability to secure approval by the FDA for VIAject® under Section 505(b)(2) of the FFDCA;

•	the length of time that will elapse before our NDA is fully reviewed by the FDA and, if approved, the length of time following approval before the product is launched commercially;

•	the costs associated with preparing and submitting our MAA, for VIAject® to the EMEA;

•	our ability to market, commercialize and achieve market acceptance for product candidates, particularly VIAject®;

•	our ability to secure approval by the FDA for VIAject® without conducting additional pivotal clinical trials or other test or analyses;

•	the FDA’s findings regarding data anomalies observed in India in our Phase 3 clinical trial of VIAject® for patients with Type 1 diabetes and the impact of those findings on the timing of a regulatory approval;

•	the size, endpoints and duration of additional clinical trials of VIAject® in patients with Type 1 diabetes to support our commercialization efforts and, potentially, FDA approval;

•	our ability to establish that VIAject® is well-tolerated in chronic use;

•	the cost and time needed to develop a disposable insulin pen program for use with VIAject®;

•	the cost of purchasing recombinant human insulin and other materials to build commercial supply inventory for VIAject®, taking into account currency exchange rate fluctuations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the cost associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, VIAject®. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to obtain marketing approval from the FDA. If we are unable to commercialize VIAject® or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VIAject®. Our ability to generate significant product revenues will depend heavily on FDA approval and eventual commercialization of this product candidate. We do not intend to commercially launch VIAject® until a disposable pen version of the product is approved. The results from our completed pivotal Phase 3 clinical trials of VIAject® may not be sufficient to obtain marketing approval from the FDA. Due to data from India in our pivotal Phase 3 clinical trial for patients with Type 1 diabetes that we found to be anomalous when compared to data from the United States and Germany for the same trial, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. The FDA may require that we conduct additional clinical trials with VIAject® or perform additional tests and analyses related to VIAject® before approving our marketing application. If additional clinical trials, tests or analyses of VIAject® are required, we may scale back our business operations and development programs in order to reduce our cash expenditures. Even if it is determined that no additional clinical trials will be required by the FDA, we anticipate that VIAject® would not be commercially available for at least the next 18 months, if at all.
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
•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States, including for the liquid formulation of VIAject®;

•	establishing that VIAject® is well-tolerated in chronic use;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	a continued acceptable safety and tolerability profile of the products following approval.
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
The commercial success of any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
     Any products that we bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and, in the case of VIAject®, the possibility that patients may experience more injection site discomfort than they experience with competing products. In our analysis of our completed pivotal Phase 3 clinical trials we found that VIAject® was associated with injection site discomfort, although the prevalence of discomfort decreased during the course of the treatment. In addition, in an October 2009, tolerability trial of the liquid formulation of VIAject® it was determined that a subset of patients experienced more injection site discomfort with VIAject® than they did with Humalog®.
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
If we fail to enter into strategic collaborations for the commercialization of our product candidates or if our collaborations are unsuccessful, we may be required to establish our own sales, marketing, manufacturing and distribution capabilities which will be expensive, require additional capital we do not currently have, and could delay the commercialization of our product candidates and have a material and adverse effect on our business.
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
     We have an agreement with a single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing VIAject® and VIAtab™. Our agreement with this insulin supplier will terminate in December 2011. We are discussing the possibility of extending this supply agreement beyond 2011, but we cannot guarantee that this effort will be successful.
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
     We have invested a significant portion of our efforts and financial resources in the development of VIAject®, and our ability to generate near-term revenue depends on VIAject’s® success. All of our product candidates, including VIAject®, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. Securing FDA approval requires the submission of an NDA containing extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to the FDA and inspection by the FDA of our manufacturing, research and operational facilities and those of our partners and service providers.
     While we have submitted an NDA for VIAject®, we have not received regulatory approval to market VIAject® or any of our other product candidates in the United States or any other jurisdiction. While the FDA has accepted our NDA as filed, we cannot guarantee that they will review our NDA in a timely fashion or approve our NDA. Many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our NDA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. While we announced positive results from our pivotal Phase 3 clinical trial of VIAject®, data from patients with Type 1 diabetes in India were found to be anomalous when compared to data from the United States and Germany for the same trial. As a result, the FDA could conclude we did not establish non-inferiority of VIAject® when compared to Humulin® R in terms of blood glucose control. Failure of the FDA to review our NDA in a timely fashion or approve our NDA will materially impair our ability to generate product revenue and our business.
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
     Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 36% of our outstanding capital stock. As a result, these stockholders, if they act together, will be able to exercise a significant controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of all or substantially all of our assets, and will have significant control over our management and policies. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders. This significant concentration of stock ownership could also result in the entrenchment of our management and adversely affect the price of our common stock.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2010, we had approximately 24 million shares of common stock outstanding. Of these, approximately 9 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder are generally freely tradable without restriction under securities laws.
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

BIODEL INC.
Dated: August 6, 2010	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.