Form 10-Q
period 2010-12-31
Biodel Inc
filed 2011-02-07
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 24, 2011 there were 26,433,982 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2010 and December 31, 2010 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2009 and 2010 and for the period from December 3, 2003 (inception) to December 31, 2010	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to December 31, 2010	3

Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2009 and 2010 and for the period from December 3, 2003 (inception) to December 31, 2010	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	39

Signatures	40
EX-10.1
EX-31.01
EX-31.02
EX-32.01
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2010
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$22,922	$22,289
Restricted cash	150	150
Marketable securities, available for sale	6,001	—
Taxes receivable	116	116
Other receivables	11	1,235
Prepaid and other assets	365	971

Total current assets	29,565	24,761
Property and equipment, net	2,998	2,814
Intellectual property, net	53	51

Total assets	$32,616	$27,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,989	$2,822
Accrued expenses:
Clinical trial expenses	1,362	781
Payroll and related	357	566
Accounting and legal fees	300	172
Severance	—	692
Other	334	273
Income taxes payable	45	48

Total current liabilities	4,387	5,354

Common stock warrant liability	4,169	1,397
Other long term liabilities	—	638

Total liabilities	$8,556	$7,389
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 100,000,000 shares authorized; 26,399,764 and 26,433,982 issued and outstanding	264	264
Additional paid-in capital	188,549	190,035
Accumulated other comprehensive income	1	—
Deficit accumulated during the development stage	(164,754)	(170,062)

Total stockholders’ equity	24,060	20,237

Total liabilities and stockholders’ equity	$32,616	$27,626

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2009	2010	2010
Revenue	$—	$—	$—

Operating expenses:
Research and development	8,754	5,505	121,733
General and administrative	2,417	2,577	50,202

Total operating expenses	11,171	8,082	171,935

Other (income) and expense:
Interest and other income	(5)	(5)	(5,511)
Interest expense	—	—	78
Adjustments to fair value of common stock warrant liability	—	(2,772)	(1,518)
Loss on settlement of debt	—	—	627

Operating loss before tax provision (benefit)	(11,166)	(5,305)	(165,611)
Tax provision (benefit)	(18)	3	(609)

Net loss	(11,148)	(5,308)	(165,002)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(11,148)	$(5,308)	$(170,062)

Net loss per share — basic and diluted	$(0.47)	$(0.20)

Weighted average shares outstanding — basic and diluted	23,848,855	26,419,105

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

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

											Deficit
			Series A Preferred							Accumulated	Accumulated
	Common Stock		stock			Series B Preferred stock			Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value			$.01 Par Value			Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount		Capital	Income (loss)	Stage	Equity
Share-based compensation	—	—	—		—	—		—	5,064	—	—	5,064
Stock options exercised	17,661	—	—		—	—		—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—		—	—		—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—		—	—		—	169	—	—	170
Net loss											(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	$238	—		$—	—		$—	$176,764	$—	$(126,464)	$50,538

Registered direct financing	2,398,200	24							8,688			8,712
Initial value of warrants issued in a registered direct									(2,915)			(2,915)
Share-based compensation									5,621			5,621
Stock options exercised	32,320	—	—		—	—		—	68	—	—	68
Net unrealized gain (loss) on marketable securities	—	—	—		—	—		—	—	1	—	1
Sales of stock — ESPP	165,572	2	—		—	—		—	323	—	—	325
Net Loss	—	—	—		—	—		—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	26,399,764	$264	—	$		—	$		$188,549	$1	$(164,754)	$24,060

Net unrealized loss on marketable securities	—	—	—		—	—		—	—	(1)	—	(1)

Share-based compensation	—	—	—		—	—		—	1,428	—	—	1,428
Sales of stock — ESPP	34,218	—	—		—	—		—	58	—	—	58
Net loss	—	—	—		—	—		—	—	—	(5,308)	(5,308)

Balance, December 31, 2010	26,433,982	$264	—		$—	—		$—	$190,035	$—	$(170,062)	$20,237

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(11,148)	$(5,308)	$(165,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	252	3,392
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	1,301	1,472	22,304
Share-based compensation for non-employees	(26)	(44)	2,274
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
Adjustment to fair value of common stock warrant liability	—	(2,772)	(1,518)
(Increase) decrease in:
Income tax receivable	(7)	—	(116)
Other receivables	(1,406)	(1,224)	(1,235)
Prepaid expenses	(548)	(606)	(971)
Increase (decrease) in:
Accounts payable	606	833	2,822
Income taxes payable	(10)	3	48
Accrued expenses	(4,211)	769	3,341

Total adjustments	(4,056)	(1,317)	31,488

Net cash used in operating activities	(15,204)	(6,625)	(133,514)

Cash flows from investing activities:
Purchase of property and equipment	(40)	(66)	(6,167)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	6,000	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	(40)	5,934	(6,506)

Cash flows from financing activities:
Restricted cash	—	—	(150)
Options exercised	—	—	1,000
Warrants exercised	—	—	535
Employee stock purchase plan	155	58	735
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	135,742
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	155	58	162,309

Net (decrease) increase in cash and cash equivalents	(15,089)	(633)	22,289

Cash and cash equivalents, beginning of period	54,640	22,922	—

Cash and cash equivalents, end of period	$39,551	$22,289	$22,289

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2009	2010	2010
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	—	306
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	—	—	2,915
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
1. Business and Basis of Presentation
Business
     Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for diabetes. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. The Company’s most advanced product is Linjeta™ (formerly known as VIAject®). The Company has formulated Linjeta™ as a rapid-acting mealtime insulin for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include follow-on and second generation rapid-acting mealtime insulin or insulin analogs, VIAtab™, a sublingual tablet formulation of insulin, a line of basal insulins and a stabilized formulation of glucagon.
Basis of Presentation
     The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2010 audited financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (the “Annual Report”). The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full year or any other interim period.
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
2. Restricted Cash
     Restricted cash as of December 31, 2010 and September 30, 2010 consisted of a $150 money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.
3. Other Receivable
     In November 2010, the Company announced that it has been awarded $1,200 in research grants under the Internal Revenue Service’s therapeutic discovery tax credit program for which the Company subsequently received the funds in January 2011. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits, or grants, representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. These funds were recorded as a credit to research and development against the Company’s Linjeta™, VIAtab™ extended glargine, glucagon and glucose sensing glargine insulin development projects.
4. Fair Value of Financial Instruments
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
     As of December 31, 2010, the Company had liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Accordingly, the Company’s fair value measurements of the Company’s cash, cash equivalents and restricted cash was classified as a Level 1 input and warrant liability as a Level 3 input.
     The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Market Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$22,289	$22,289	$—	$—
Restricted cash	150	150	—	—

Subtotal	22,439	22,439	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(1,397)	—	—	(1,397)

Subtotal	(1,397)	—	—	(1,397)

Total	$21,042	$22,439	$—	$(1,397)

     A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values
Measurement Using
Significant
Unobservable Inputs
(Level 3)

Balance at September 30, 2010	$4,169
Adjustments to fair value of common stock warrant liability	(2,772)

Balance at December 31, 2010	$1,397

5. Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three months ended December 31, 2010, the Company expensed approximately $2.4 million of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In November 2010, the Company announced that the U.S. Food and Drug Administration (“FDA”) issued a complete response letter requesting additional information regarding its New Drug Application (“NDA”) for Linjeta™. The complete response letter stated that the FDA’s review cycle was complete and that the application could not be approved in its present form. Until the Company determines the preferred development, clinical and regulatory program for a

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
proprietary rapid-acting insulin or insulin analog formulation, completes a Phase 1, Phase 2 and Phase 3 clinical trials and files an NDA and receives FDA approval, the Company will continue to expense pre-launch inventory as research and development.
6. Share-Based Compensation
     In March 2010, the stockholders of the Company approved the 2010 Stock Incentive Plan (2010 Plan). Up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. As of September 30, 2009, the Company had 3,407,633 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.
     The Company recognizes stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. Determining the fair value of stock-based awards at the grant date requires judgment. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “calculated value method” which relies on comparable company historical volatility and uses the average of (i) the weighted average vesting period and (ii) the contractual life of the option, or seven years, as the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.
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
     The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge for the three months ended December 31, 2009 and 2010 was $1,301 and $1,472, respectively. At December 31, 2010, the total compensation charge related to non-vested options to employees and directors not yet recognized was $6,977 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.
     For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments are periodically revalued as the options vest, and are recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or credit for options granted to non-employees for the three months ended December 31, 2009 and 2010 was $(26) and $(44), respectively.
     The following table summarizes the stock option activity during the three months ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life in Years	Value
Outstanding options, September 30, 2010	4,635,532	$9.68		$93
Granted	1,055,000	1.63		$211
Forfeited, expired	19,377	12.54		—

Outstanding options, December 31, 2010	5,671,155	$6.32	6	$304

Exercisable options, December 31, 2010	2,772,922	$11.31	5	$93

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     The Black-Scholes pricing model assumptions for the three months ended December 31, 2009 and 2010 are determined as discussed below:

	December 31,
	2009	2010
Expected life (in years)	5.25	3.00-5.25
Expected volatility	64-76%	65-70%
Expected dividend yield	0%	0%
Risk-free interest rate	1.38-2.69%	0.09-2.08%
Weighted average grant date fair value	$3.71	$1.63
Restricted Stock Units
     In the quarter ended December 31, 2010, the Company granted restricted stock units (RSUs) to executive officers, and employees pursuant to the 2010 Stock Incentive Plan. There is no direct cost to the recipients of RSUs, except for any applicable taxes.
     Except as set forth below with regard to RSUs awarded in connection with a reduction in cash compensation, each RSU represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.
     In connection with a one-time reduction in cash compensation expenditures for the fiscal year ending September 30, 2011 the Company’s chief executive officer, agreed, on October 1, 2010, to reduce his base salary for the fiscal year from $37,500 per month to $33,333 per month, for total reduction of $50,000. The Company treats the reduced portion of its chief executive officer’s base salary as deferred into 9,843 RSUs that the Company granted to him on the same date. The number of RSUs was determined by dividing $50,000 by $5.08, or the fair market value of the Company’s common stock on October 1, 2010, the date of grant. Additionally, effective October 1, 2010, the board of directors of the Company modified the compensation it will pay to its independent directors for the fiscal year ending September 30, 2011. The Company typically pays its chairman and/or lead director $60,000 in cash annually and each of its other non-employee directors $30,000 in cash annually. For the fiscal year ending September 30, 2011, the Company’s chairman and/or lead director will receive $40,000 in cash as compensation for serving as a director and the remaining $20,000 in the form of RSUs. Each other independent director will receive $20,000 in cash as compensation for serving as a director and the remaining $10,000 in the form of RSUs. The independent members of our board of directors received a total of 17,719 RSUs.
     The RSUs the Company granted in connection with reduced cash compensation were issued under the 2010 Stock Incentive Plan and will vest in equal installments on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. The shares of common stock represented by the RSUs will be distributed on (and not before) September 30, 2011, absent an intervening reorganization event or change in control event (each as defined in the 2010 Stock Incentive Plan) that causes an earlier distribution.
     Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
     As of December 31, 2010, the executives and employees had 65,157 RSUs vest, which will be distributed between January 1 and March 15, 2011.
     The stock-based compensation expense associated with the RSUs have been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended
	December 31,
	2009	2010
Stock compensation expense — RSUs	$21	$119

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     At December 31, 2010, there was $1,344 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 and 2010 Stock Incentive Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.
     The following table summarizes RSU activity from October 1, 2010 through December 31, 2010:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at October 1, 2010	249,020	$3.95
Changes during the period:
Shares granted	362,562	$1.89
Shares vested	62,157	$3.95
Shares forfeited or expired	390	3.95

Nonvested balance at December 31, 2010	549,035	$2.59

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
Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended December 31, 2009 and 2010 were $172 and $12, respectively.
     An aggregate of 1,600,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of December 31, 2010, a total of 1,298,369 shares were reserved and available for issuance under the Purchase Plan. As of December 31, 2010, the Company issued 301,631 shares under the Purchase Plan.
7. Income Taxes
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
     The Company’s effective tax rate for the three months ended December 31, 2009 and 2010, was 0% and 0%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
8. Net Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be antidilutive.
     The amount of options, warrants and RSUs excluded are as follows:

	Three months ended
	December 31,
	2009	2010
Common shares underlying warrants issued in registered direct offering	—	2,398,200
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815
Stock options	3,801,883	5,671,155
RSUs	250,000	611,192
9. August 2010 Financing
     On August 24, 2010, the Company sold to two institutional investors an aggregate of 2,398,200 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $3.93 per unit. These units were not issued nor certificated. The shares and warrants were immediately separated and the Company issued 2,398,200 shares of its common stock and warrants to purchase an additional 2,398,200 shares of the Company’s common stock at an initial exercise price of $4.716 per share, subject to re-pricing following the Company’s receipt of the complete response letter for Linjeta™. On December 1, 2010, the exercise price of the warrants was re-set to $1.56 per share as per the terms of the warrant. These warrants will expire on December 1, 2011, one year and 21 trading days following the Company’s receipt of the FDA’s complete response letter for Linjeta™. This financing resulted in gross proceeds of $9,400.
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
     The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustments to fair value of common stock warrant liability”), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes provided by the Company. At the date of the transaction, the fair value of the warrant liability was $2,915 utilizing the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.
     At December 31, 2010, the fair value of the warrant liability determined utilizing the Monte Carlo simulation method was approximately $1,397. The decrease in the fair value of the warrants from September 30, 2010 mainly reflects the decrease in the value of the Company’s common stock price from September 30, 2010 to December 31, 2010.
     During the three months ended December 31, 2010, the Company recorded a credit of $2,772 to Adjustments to fair value of common stock warrant liability, within Other (income) expense, to reflect the decrease in the valuation of the warrants from September 30, 2010 to December 31, 2010.
     The following summarizes the changes in value of the warrant liability from the date of issuance through December 31, 2010:

Balance at September 30, 2010	$4,169
Adjustment to fair value of common stock warrant liability	2,772

Balance at December 31, 2010	$1,397

Fair Value Assumptions Used in Accounting for Warrant Liability
     The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Monte Carlo simulation approach to calculate the fair value as of December 31, 2010.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
     At these measurement dates, the Company estimates the fair value of these securities using the Monte Carlo simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates.
     Fair values at measurement dates as of December 31, 2010 were estimated using the following assumptions:

December 31,
2010

Risk-free interest rate	.26%
Expected remaining term	.66 years
Expected volatility	100%
Dividend yield	0%
     Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.
     Expected Remaining Term. This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value and the associated derivative liability.
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
     As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the quarter ended December 31, 2010 earnings per share calculation since their inclusion would be anti-dilutive.
10. Commitments
Former Chief Scientific Officer General Release
     Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement (“agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payment in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 through $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. The Company recorded a charge of $1,330 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the three months ended December 31, 2010. As of December 2010, the Company has not paid any of the obligations per the terms of the agreement; $692 has been classified in short term obligation and $638 in other long term liabilities.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Leases
     As of December 31, 2010, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.
     The Company entered into its first lease for laboratory space in February 2004, which was renewed in January 2010 for an additional three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $64, plus operating expenses.
     In July 2007 the Company entered into a second lease for its corporate office, which was amended in October 2007. The October 2007 amendment increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.
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
     Lease expense for the three months ended December 2009 and 2010 was $149, and $158, respectively.
11. Subsequent Event
     In January 2011, the Company committed to a restructuring plan that resulted in a reduction in force affecting 16 employees, none of whom are executives of the Company. Employees directly affected by the reduction in force have received notification and will be provided with severance payments and continuation of benefits for a limited term. The positions impacted are across Company’s business functions, including research and development, clinical, operations and general and administrative departments. As a result of the restructuring plan, the Company estimates that it will record an aggregate restructuring charge of approximately $400 in the second quarter of fiscal year 2011 for severance and other personnel related expenses, such as employee benefits.

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
     Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:
•	our ability to respond to the complete response letter regarding our NDA for Linjeta™ (formerly known as VIAject®) in a timely manner and the possibility that information we provide in response to the letter may not be sufficient for the approval of Linjeta™ or another rapid-acting insulin or insulin analog by the U.S. Food and Drug Administration, or FDA;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize Linjeta™;

•	our ability to develop and commercialize formulations of Linjeta™ or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly Linjeta™, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patent for Linjeta™ and our ability to secure additional patents for Linjeta™ and for our other product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Item 1A of this Quarterly Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.
     You should read this Quarterly Report and the documents that we have filed as exhibits to the Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year, or each quarter in the year, progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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
Overview
     We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced product candidate is Linjeta™ (formerly known as VIAject®). We have formulated Linjeta™ as rapid-acting mealtime insulin for the treatment of patients with Type 1 and Type 2 diabetes. Earlier stage product candidates include follow-on and second generation rapid-acting mealtime insulins or insulin analogs, VIAtab™, a sublingual tablet formulation of insulin, a line of basal insulins, and a stabilized formulation of glucagon.
     Linjeta™ is our proprietary injectable formulation of recombinant human insulin designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. We have completed two pivotal Phase 3 clinical trials of Linjeta™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. In both clinical trials we compared Linjeta™ to Humulin® R, a form of recombinant human insulin. Based upon our preclinical and clinical data, we believe Linjeta™ may produce a profile of insulin levels in the blood that approximates the natural first-phase insulin release that is normally seen in persons without diabetes following a meal.
     In November 2010, we announced that the FDA issued a complete response letter requesting additional information regarding our NDA for Linjeta™. The complete response letter stated that the FDA’s review cycle was complete and that the application could not be approved in its present form. The FDA requested that we conduct two new Phase 3 clinical trials using the final commercial formulation of Linjeta™, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes, to establish efficacy and safety as related to hypoglycemia and toleration. The FDA also requested additional data related to stability and manufacturing of our final commercial formulation of Linjeta™. In addition, the FDA indentified resolution of manufacturing issues related to recent site inspections at Hyaluron, Inc. and Wockhardt, Ltd. as a requisite for approval. On January 28, 2011, we met with the FDA to discuss the Complete Response letter.
     In November 2010, we announced that it has been awarded $1.2 million in research grants under the Internal Revenue Service’s therapeutic discovery tax credit program and subsequently received the funds in January 2011. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. These funds will be used to support the Company’s Linjeta™, VIAtab™, extended glargine, glucagon and glucose-sensing glargine insulin development projects.
     Effective December 14, 2010, Dr. Solomon Steiner, our former Chief Scientific Officer, retired from all his management positions with us. On the same date, we and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with us that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payment in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 through $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. We recorded a charge of $1.3 million for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 thousand in the three months ended December 31, 2010.
     We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, a registered direct offering in August 2010 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $5.3 million for the three months ended December 31, 2010. As of December 31, 2010, we had a deficit accumulated during the development stage of $170.1 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and share-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 71% and 29%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

     To date, we have not generated revenues and we expect to incur operating losses as we continue our efforts to seek FDA approval of Linjeta™ or advance follow-on and second generation rapid-acting mealtime insulins or insulin analogs. As of December 31, 2010, we had approximately $22.3 million in cash and cash equivalents compared to $39.6 million in cash and cash equivalents as of December 31, 2009. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first quarter of fiscal year 2012. If the warrants issued in connection with our registered direct offering in August 2010 or the August 2010 warrants, are exercised, we anticipate the cash runway to extend at least through the second quarter of fiscal year 2012.
     We believe that future cash expenditures will be partially offset by raising additional capital from the capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects.
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
     We anticipate that our research and development expenses will decrease as we plan to conduct preclinical studies and Phase 1 clinical trials to study Linjeta™ follow-on and second generation rapid-acting mealtime insulins or insulin analogs in order to determine our preferred development, clinical and regulatory program for our rapid-acting formulations. Over the longer term, however, we anticipate these expenses will increase as we:
•	conduct preclinical studies and Phase 1 clinical trials to determine whether one or more of our newer insulin formulations is likely to offer a combination of pharmacokinetic, stability and tolerability characteristics that is preferable to Linjeta™ ;

•	determine our preferred development, clinical and regulatory program for a proprietary rapid-acting insulin or insulin analog formulation following our meeting with the FDA regarding Linjeta™, and based on our analysis of the preclinical and Phase 1 clinical data for our alternate insulin formulations;

•	conduct preclinical studies with earlier stage product candidates and make limited investments in order to advance proof-of-concept formulations;

•	purchase recombinant human insulin and other materials as required under existing contractual commitments; and

•	advance a preferred formulation toward pivotal Phase 3 clinical trials.
     We have used our employee and infrastructure resources across multiple research projects and our drug development program for Linjeta™. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our Linjeta™ program.

     The following table illustrates, for each period presented, our research and development costs by nature of the cost.

			December 3, 2003
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2010	2010
	(in thousands)
Research and development expenses:
Pre-clinical expenses	$600	$1,019	$16,019
Manufacturing expenses	2,817	3,252	34,207
Clinical/regulatory expenses	5,337	1,234	71,507

Total	$8,754	$5,505	$121,733

     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	our ability to respond to the complete response letter regarding our NDA for Linjeta™ in a timely manner and the possibility that information we provide in response to the letter may not be sufficient for the approval of Linjeta™ or another rapid-acting insulin or insulin analog by the FDA;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize Linjeta™ ;

•	our ability to develop and commercialize formulations of Linjeta™ or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly Linjeta™ formulation, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with Linjeta™ and a formulation of Linjeta™ for use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
     A change in the outcome of any of these variables with respect to the development of Linjeta™ or our other product candidates could mean a significant change in the costs and timing associated with product development.
     Restricted Cash
     Restricted cash as of December 31, 2010 consisted of $150 thousand held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. The restricted cash balance as of December 31, 2009 was $0.
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
     We anticipate that our general and administrative expenses will not change significantly as we focus our product development efforts on obtaining regulatory approval for Linjeta™. Over the longer term, however, these expenses could increase as we approach the commercial launch of Linjeta™.

     Pre-Launch Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three months ended December 31, 2010, the Company expensed approximately $2,400 of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In November 2010, we announced that the U.S. Food and Drug Administration (“FDA”) issued a complete response letter requesting additional information regarding its New Drug Application (“NDA”) for Linjeta™. The complete response letter stated that the FDA’s review cycle was complete and that the application could not be approved in its present form. At this time, we will continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of Linjeta™, or an alternate product candidate for which the inventory is applicable, and we file a related NDA or NDA supplement for review by the FDA.
     Restricted Stock Units
     In the quarter ended December 31, 2010, we granted restricted stock units, or RSUs, to board members and executive officers pursuant to the 2010 Stock Incentive Plan. There is no direct cost to the recipients of the RSUs, except for any applicable personal taxes. Each RSU represents one share of common stock and annually vests ratably over four years. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the vesting period, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, are expensed per the vesting schedule outlined in the award.
     Warrant Liability
     On August 24, 2010, we entered into definitive agreements to sell to two institutional investors 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock with an initial exercise price of $4.716 per share. On December 1, 2010, the exercise price of the warrants was re-set to $1.56 per share. These warrants are measured at fair value using an accepted valuation model which takes in account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, the risk-free interest rate for the term of the warrant and the probability of a change of control. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustments to fair value of common stock warrant liability.” These warrants will expire on December 1, 2011, one year and 21 trading days after receiving the complete response letter from the FDA.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, that have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and in the notes to our financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2010
     Revenue. We did not recognize any revenue during the three months ended December 31, 2009 or 2010.
     Research and Development Expenses.

	Three Months Ended
	December 31,		Decrease
	2009	2010	$	%
	(in thousands)
Research and Development	$8,754	$5,505	$3,249	37.1%

Percentage of net loss	78.5%	103.7%

     Research and development expenses were $5.5 million for the three months ended December 31, 2010, a decrease of $3.2 million, or 37.1%, from $8.8 million for the three months ended December 31, 2009. This decrease was primarily attributable to the net effect of the following events. Regulatory professional fees and clinical expenses decreased by approximately $2.1 million and $1.7 million, respectively, for the three months ended December 31, 2010 due to filing our NDA in December 2009. This decrease was offset by an increase of $0.7 million in the purchase of active pharmaceutical ingredient, or API, in the fiscal quarter ended December 31, 2010 as compared to the fiscal quarter end December 31, 2009. The increase was attributed to higher quantity of API purchases and foreign exchange rates. We continue to purchase API (recombinant human insulin) to build commercial supply and have expensed $2.4 million in the fiscal quarter ended December 31, 2010 and $1.7 million in the fiscal quarter ended December 31, 2009. Research and development expenses for the three months ended December 31, 2010 included the following one-time events: (i) In November 2010, we received notice from the Internal Revenue Service that it has awarded $1.2 million in research grants under the Internal Revenue Service’s therapeutic discovery tax credit program for which we subsequently received the funds in January 2011. We recorded the $1.2 million as a credit against our Linjeta™, VIAtab™, extended glargine, glucagon and glucose-sensing glargine insulin development projects; (ii) In December 2010, we recorded a charge of $1.3 million for salary, bonus, benefits continuation for twenty-four months and an option acceleration modification charge of $7 thousand per the terms of the executed general release between Dr. Steiner, the Company’s former Chief Scientific Officer, and us. Research and development expenses for the three months ended December 31, 2010 include $0.6 million in stock-based compensation expense related to options and RSUs granted to employees. Because we revalue options granted to non-employees for accounting purposes each reporting period, the amount of stock-based compensation credit for the quarter ended December 31, 2010 was $42 thousand.
     General and Administrative Expenses.

	Three Months Ended
	December 31,		Increase
	2009	2010	$	%
		(in thousands)
General and Administrative	$2,417	$2,577	$160	6.6%

Percentage of net loss	21.7%	48.6%

     General and administrative expenses were $2.6 million for the three months ended December 31, 2010, an increase of $0.2 million, or 6.6%, from $2.4 million for the three months ended December 31, 2009. This increase was primarily attributable to increased personnel costs that resulted from higher medical rates and salary raises that were approved back in December 2009. General and administrative expenses for the three months ended December 31, 2010 include $0.9 million in stock-based compensation expense related to options and RSUs granted to employees. Because we revalue options granted to non-employees for accounting purposes each reporting period, the amount of stock-based compensation credit for the quarter ended December 31, 2009 was $2 thousand.
     Interest and Other Income.

	Three Months Ended
	December 31,
	2009	2010	$	%
		(in thousands)
Interest and Other Income	$5	$5	$0	0%

Percentage of net loss	—%	—

     Interest and other income was $5 thousand for the three months ended December 31, 2010 and $5 thousand for the three months ended December 31, 2009. This was primarily due to our investments remaining in treasury securities, with the focus on preserving cash and investing in stable securities.
     Adjustments to Fair Value of Common Stock Warrant Liability.

	Three Months Ended
	December 31,		Decrease
	2009	2010	$	%
		(in thousands)
Adjustments to fair value of common stock warrant liability	$—	$(2,772)	$2,772	100%

Percentage of net loss	—%	52.2

     Adjustments to fair value of common stock warrant liability was $2.8 million for the quarter ended December 31, 2010 as compared to $0 for the quarter ended December 31, 2009. Since the closing stock price as of December 31, 2010 of $1.83 is lower than September 30, 2010 closing stock price of $5.30, we decreased the fair value of our warrant liability by $2.8 million, which was determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. Until the warrants are exercised, these warrants will be revalued each reporting period.
     Net Loss per Share.

	Three Months Ended
	December 31,		Decrease
	2009	2010	$	%
	(in thousands, except per share amounts)
Net loss	$(11,148)	$(5,308)	$5,840	52.4%

Net loss per share	$(0.47)	$(0.20)

     Net loss was $5.3 million, or $(0.22) per share, for the three months ended December 31, 2010 compared to $11.1 million, or $(0.47) per share, for the three months ended December 31, 2009. The decrease in net loss was primarily attributable to the net impact of changes in expenses described above. We expect our losses to continue as we plan to conduct preclinical and Phase 1 clinical trials of several rapid-acting insulin and insulin analog formulations prior to advancing a preferred rapid-acting formulation by conducting Phase 2 or 3 clinical trials.
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
     At December 31, 2010, we had cash and cash equivalents totaling approximately $22.3 million. To date, we have invested our excess funds primarily in treasury and government based managed money funds with one major financial institution. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.
     Net cash used in operating activities was $6.6 million for the three months ended December 31, 2010 and $15.2 million for the three months ended December 31, 2009. Net cash used in operating activities for the three months ended December 31, 2010 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses, increases in accrued expenses, accounts payable, other receivables and prepaid expenses. Net cash used in operating activities for the three months ended December 31, 2009 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses, a decrease in accrued expenses and an increase in other receivables, prepaid expenses and accounts payable.
     Net cash provided by (used in) investing activities was $5.9 million for the three months ended December 31, 2010 and $(41) thousand for the three months ended December 31, 2009. Net cash provided by investing activities for the three months ended December 31, 2010 primarily reflects the sale of marketable securities. Net cash used in investing activities for the three months ended December 31, 2009 primarily reflects the purchase of equipment.
     Net cash provided by financing activities was $58 thousand for the three months ended December 31, 2010 and $155 thousand for the three months ended December 31, 2009. Net cash provided by financing activities in the three months ended December 31, 2010 primarily reflects sale of stock through our 2005 Employee Stock Purchase Plan. Net cash provided by financing activities in the three months ended December 31, 2009 primarily reflects the proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan.
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
Funding Requirements
     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first quarter of fiscal year 2012. If the August 2010 warrants are exercised, we anticipate the cash runway to extend at least through the second quarter of fiscal year 2012. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for Linjeta™. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.
     Our future capital requirements will depend on many factors, including:
•	our ability to respond to the complete response letter regarding our NDA for Linjeta™ in a timely manner and the possibility that information we provide in response to the letter may not be sufficient for the approval of Linjeta™ or another rapid-acting insulin or insulin analog by the FDA;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize Linjeta™ ;

•	our ability to develop and commercialize formulations of Linjeta™ or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly Linjeta™, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with Linjeta™ and a formulation of Linjeta™ for use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.
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
     We may receive additional proceeds from the exercise of warrants in connection with the securities purchase agreement and related documents we entered into in August 2010. Whether the warrants are exercised will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the warrant exercise price, which is currently $1.56 per share.

     Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to reduce general and administrative expenses and delay, reduce the scope of or eliminate some or all of our research and development programs, which could possibly include another reduction in personnel. We would also reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently or enter into corporate collaborations at a later stage of development. In addition, any future equity funding will dilute the ownership of our equity investors.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,188	$639	$1,549	$—	$—
Purchase commitments	4,035	4,035	—	—	—

Total fixed contractual obligations	$6,223	$4,674	$1,549	$—	$—

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls
     No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
     Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $5.3 million for the quarter ended December 31, 2010. As of December 31, 2010, we had a deficit accumulated during the development stage of approximately $170.1 million. We have invested a significant portion of our efforts and financial resources in the development of Linjeta™. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of Linjeta™, we address deficiencies with the chemistry, manufacturing and controls, or CMC, section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments, we do not anticipate commencing new pivotal Phase 3 clinical trials with Linjeta™ prior to meeting with the FDA to clarify their requests and, separately, determining whether related rapid-acting insulin or insulin analogs that we are formulating should be advanced instead. These alternate formulations generally use the same or similar excipients as the formulation of Linjeta™ in our NDA, but they may present improvements with regard to injection site discomfort. After meeting with the FDA to discuss the complete response letter we received for Linjeta™, we expect to determine our preferred development, clinical and regulatory program for our rapid-acting insulin or insulin analog formulations and whether to advance our current formulation of Linjeta™ in additional pivotal Phase 3 clinical trials. We expect to continue to incur significant operating losses for at least the next several years as we may:
•	conduct pre-clinical studies and Phase 1 clinical trials to study formulations of Linjeta™ and other related rapid-acting insulin and insulin analog formulations that that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	commence a stability program to determine whether any of our alternate formulations of rapid-acting insulins or insulin analogs are likely to present a commercially acceptable stability profile;

•	conduct additional clinical trials of Linjeta™, including two potential pivotal Phase 3 clinical trials requested by the FDA to support approval;

•	produce additional validation batches of Linjeta™ vials, cartridges, and disposable pens to support our NDA for Linjeta™ ;

•	purchase recombinant human insulin and other materials consistent with our existing contractual obligations; and

•	conduct additional clinical development of our other product candidates.
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
     We are a development stage company with no commercial products. All of our product candidates are still being developed. All but Linjeta™ are in early stages of development, and we are in the process of determining whether to commence new pivotal Phase 3 clinical trials with our current formulation of Linjeta™ or advance one of our other proprietary rapid-acting insulin or insulin analog formulations instead. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While we have reduced expenditures on our development programs that are not related to rapid-acting mealtime insulins, we do not expect our research and development expenses to decrease as we continue our formulation work. Unless we are successful in consummating a strategic partnership to develop and commercialize Linjeta™ or an alternate rapid-acting insulin or insulin analog, we may need to raise substantial additional capital to develop and commercialize a competitive mealtime insulin product. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.
     Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first quarter of fiscal year 2012. If the August 2010 warrants are exercised, we anticipate the cash runway to extend at least through the second quarter of fiscal year 2012. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:
•	our ability to respond to the complete response letter regarding our NDA for Linjeta™ in a timely manner and the possibility that information we provide in response to the letter may not be sufficient for the approval of Linjeta™ or another rapid-acting insulin or insulin analog by the FDA;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials that the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize Linjeta™ ;

•	our ability to develop and commercialize formulations of Linjeta™ or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly Linjeta™, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with Linjeta™ and a formulation of Linjeta™ for use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We have depended heavily on the success of our most advanced product candidate, Linjeta™.
     We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, Linjeta™. The FDA has concluded, however, that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ are not sufficient to obtain marketing approval for Linjeta™. If we are unable, or choose not to, complete the two new pivotal Phase 3 clinical trials of Linjeta™ required by the FDA, or if we experience significant delays in doing so, our business may be materially harmed.

Our development of alternate formulations of Linjeta™ or other rapid-acting mealtime insulins or insulin analogs may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.
     While we have significant experience with the technology we use to develop mealtime insulin formulations designed to be more rapid-acting than currently available products, we cannot guarantee that our program to advance alternate formulations of Linjeta™ or other rapid-acting insulins or insulin analogs will be successful. Some of these formulations appear to be less stable in accelerated testing than the Linjeta™ formulation submitted in our NDA, and we have clinical data suggesting improvements in injection site discomfort relative to Linjeta™ only with regard to two of the alternate formulations. We may be unable to develop a new formulation that is as tolerable and stable as is minimally acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work or filing an investigational new drug application.
We may never reinitiate significant expenditures on our earlier stage product candidates.
     We have suspended significant expenditures on the development of product candidates that are not related to a rapid-acting insulin or insulin analog. Until we determine our development, clinical and regulatory program for our rapid-acting insulin formulations and whether to advance our current formulation of Linjeta™ in additional pivotal Phase 3 clinical trials, we cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not change.
The results of clinical trials do not ensure success in future clinical trials or commercial success.
     We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new pivotal Phase 3 clinical trials using the final commercial formulation of Linjeta™, we address deficiencies with the CMC section of our NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. The outcomes of preclinical testing and clinical trials may not be predictive of the success of later clinical trials. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that our additional clinical trials of Linjeta™, if any, will ultimately be successful. New information regarding the safety, efficacy and tolerability of Linjeta™ may arise that may be less favorable than the data observed to date.
     If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:
•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing that, with regard to Linjeta™ or any rapid or long-acting insulin or insulin analog, the formulation is well-tolerated in chronic use;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	continued acceptable safety and tolerability profiles of the products following approval.
If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of Linjeta™ or alternate rapid-acting insulin or insulin analog formulations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
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
     In our analysis of our completed pivotal Phase 3 clinical trials, we found that Linjeta™ was associated with injection site discomfort, although the prevalence of discomfort decreased during the course of the treatment. In addition, in an October 2009 tolerability trial of the liquid formulation of Linjeta™, it was determined that some patients experienced more injection site discomfort with Linjeta™ than they did with Humalog®.
The commercial success of any product candidates that we may develop, including Linjeta™, will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
     Any products that we bring to the market, including Linjeta™, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and, in the case of Linjeta™, the possibility that patients may experience more injection site discomfort than they experience with competing products.
     The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the willingness and ability of patients and the healthcare community to adopt our products;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods;

•	the label and promotional claims allowed by the FDA, such as, in the case of Linjeta™, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.
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
     We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from clinical trials of Linjeta™. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.
We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.
     We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra ® , marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with Linjeta™. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Novo Nordisk has reported that they have initiated clinical development of an ultra-fast-acting insulin analog intended to provide faster onset of action than the currently available fast-acting insulin analogs.

     Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has an inhalable insulin product candidate for which an NDA was submitted in early 2009. Although currently the subject of a complete response letter from the FDA, the approval and acceptance of an inhaled insulin such as MannKind’s inhaled insulin could reduce the overall market for injectable prandial insulin.
     Treatment practices can also change with the introduction of new classes of therapy. Currently GLP-1 analogs such as exantide, marketed by Eli Lilly, and liraglutide, marketed by Novo Nordisk, are growing in usage and could delay the start of insulin usage in some patients therefore decreasing the size of the prandial insulin market.
     While at this time there are no approved generic or biosimilar insulin analogs in the market in the United States or Europe, in other countries such as India there are multiple approved manufacturers of insulin analogs such has Humalog® . Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. Biocon, an established biosimilar manufacturer, has entered into a collaboration with Pfizer to commercialize biosimilar versions of Humalog® and NovoLog®. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of Linjeta™.
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
     We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We currently rely on two manufacturers, Hyaluron, Inc. and Wockhardt, Ltd., to manufacture Linjeta™, but we do not have commercial supply agreements with these third parties.
     Hyaluron, Inc. and Wockhardt, Ltd. have each recently undergone an inspection by the FDA in which deficiencies were identified and a warning letter from the FDA was issued. The FDA has required that these deficiencies be corrected prior to the approval or manufacture of Linjeta™ or the manufacture of our other product formulations for use in clinical trials. At this time, the ability of, and the length of time that may be required by Hyaluron, Inc. and Wockhardt, Ltd. to remediate the deficiencies identified by the FDA is uncertain. Failure by either Hyaluron, Inc. or Wockhardt, Ltd. to adequately and in a timely manner remediate the deficiencies identified by the FDA may delay the execution of our strategic plans, including the manufacturing of study drugs for use in clinical trials.
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
If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of Linjeta™ or any alternative rapid-acting insulin or insulin analog in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates or commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.
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
     We have entered into an agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing Linjeta™ or any alternative rapid-acting insulin formulation based on recombinant human insulin. Our agreement with this insulin supplier will terminate in December 2011. We are discussing the possibility of extending this supply agreement beyond 2011, depending on our strategic plans, but we cannot guarantee that this effort will be successful.
     We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete, if we so choose, the two new pivotal Phase 3 clinical trials of Linjeta™ required by the FDA in order to receive approval to market Linjeta™. We may seek to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We do not anticipate being able to qualify a new insulin supplier prior to December 2011. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and possible commercialization of Linjeta™, which may have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.
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
     We have been granted one U.S. patent, one European patent, one Hong Kong patent, and one Australian patent. The European patent entered the national phase in all of the designated countries. In addition, we have several pending United States and corresponding foreign and international patent applications relating to our Linjeta™ and VIAtab™ technology and several pending U.S. and foreign patent applications relating to our technology for enhancing delivery of drugs. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.
     The active and inactive ingredients in our Linjeta™ and VIAtab™ product candidates have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.
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
If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, or if the requirements for Linjeta™ under Section 505(b)(2) are not as we expect, the approval pathway will take longer and cost more than anticipated and in either case may not be successful.
     We believe Linjeta™ and our other rapid-acting insulin formulations using regular human insulin qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA has not published any guidance that specifically addresses an NDA for an insulin product candidate under Section 505(b)(2). No other insulin product has yet been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, we would have to conduct additional studies, provide additional data and information, and meet additional standards for approval. The time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.
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
     Moreover, even if Linjeta™ or an alternate rapid-acting insulin or insulin analog formulation is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
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
     In August 2010 we sold to two institutional investors 2,398,200 shares of our common stock and warrants to purchase 2,398,200 shares of our common stock, resulting in gross proceeds to us, before deducting placement agents’ fees and offering expenses, of approximately $8.7 million. The warrants to purchase 2,398,200 shares of our common stock had an initial exercise price of $4.716, subject to re-pricing following our receipt of the complete response letter for Linjeta™. On December 1, 2010, the exercise price of the warrants was re-set to become $1.56 per share. These warrants will expire on December 1, 2011.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 30, 2010, we had approximately 26,433,982 million shares of common stock outstanding. Of these, approximately 7 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder is generally freely tradable without restriction under securities laws.
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

BIODEL INC.
Dated: February 7, 2011	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.