Form 10-Q
period 2011-03-31
Biodel Inc
filed 2011-05-09
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 29, 2011 there were 26,496,548 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2010 and March 31, 2011 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2010 and 2011 and for the period from December 3, 2003 (inception) to March 31, 2011	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2011	3

Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2010 and 2011 and for the period from December 3, 2003 (inception) to March 31, 2011	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1A. Risk Factors	27

Item 6. Exhibits	41

Signatures	42
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements.

Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

See accompanying notes to financial statements.

	September 30, 2010	March 31, 2011
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$22,922	$17,559
Restricted cash	150	60
Marketable securities, available for sale	6,001	—
Taxes receivable	116	116
Other receivables	11	50
Prepaid and other assets	365	772
Total current assets	29,565	18,557
Property and equipment, net	2,998	2,564
Intellectual property, net	53	51
Other assets	—	8
Total assets	$32,616	$21,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,989	$231
Accrued expenses:
Clinical trial expenses	1,362	806
Payroll and related	357	671
Accounting and legal fees	300	214
Severance	—	910
Other	334	181
Income taxes payable	45	50
Total current liabilities	4,387	3,063
Common stock warrant liability	4,169	1,634
Other long term liabilities	—	484
Total liabilities	$8,556	$5,181
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 100,000,000 shares authorized; 26,399,764 and 26,496,131 issued and outstanding	264	265
Additional paid-in capital	188,549	191,239
Accumulated other comprehensive income	1	—
Deficit accumulated during the development stage	(164,754)	(175,505)
Total stockholders’ equity	24,060	15,999
Total liabilities and stockholders’ equity	$32,616	$21,180

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2010	2011	2010	2011	2011
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	7,014	2,902	15,768	8,408	124,636
General and administrative	3,377	2,305	5,793	4,882	52,507

Total operating expenses	10,391	5,207	21,561	13,290	177,143
Other (income) and expense:
Interest and other income	(2)	(5)	(7)	(10)	(5,516)
Interest expense	—	—	—	—	78
Adjustments to fair value of common stock warrant liability	—	237	—	(2,535)	(1,281)
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(10,389)	(5,439)	(21,554)	(10,745)	(171,051)
Tax provision (benefit)	20	3	3	6	(606)

Net loss	(10,409)	(5,442)	(21,557)	(10,751)	(170,445)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(10,409)	$(5,442)	$(21,557)	$(10,751)	$(175,505)

Net loss per share — basic and diluted	$(0.44)	$(0.21)	$(0.90)	$(0.41)

Weighted average shares outstanding — basic and diluted	23,885,856	26,469,890	23,867,152	26,444,219

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$—	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308	—	—	1,354
Net loss	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Share-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	—	—	—	171,506	(62)	(83,194)	88,487

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	238	—	—	—	—	176,764	—	(126,464)	50,538
Registered direct financing	2,398,200	24					8,688			8,712
Initial value of warrants issued in a registered direct							(2,915)			(2,915)
Share-based compensation							5,621			5,621
Stock options exercised	32,320	—	—	—	—	—	68	—	—	68
Net unrealized gain (loss) — marketable securities	—	—	—	—	—	—	—	1	—	1
Sales of stock — ESPP	165,572	2	—	—	—	—	323	—	—	325
Net Loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	26,399,764	264	—		—		188,549	1	(164,754)	24,060
Share-based compensation	—	—	—	—	—	—	2,632	—	—	2,632
Stock option exercised	—	—	—	—	—	—	—	—	—	—
RSUs granted	62,149	1	—	—	—	—	(1)	—	—	0
Unrealized gain (loss) — marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Sale of stock — ESPP	34,218	—	—	—	—	—	59	—	—	59
Net Loss	—	—	—	—	—	—	—	—	(10,751)	(10,751)

Balance, March 31, 2011 (unaudited)	26,496,131	$265	—	$—	—	$—	$191,239	$—	$(175,505)	$15,999

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six months ended March 31,		December 3, 2003 (inception) to March 31,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(21,557)	$(10,751)	$(170,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	502	3,642
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	2,633	2,675	23,507
Share-based compensation for non-employees	(24)	(43)	2,275
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
Adjustment to fair value of common stock warrant liability	—	(2,535)	(1,281)
(Increase) decrease in:
Income tax receivable	(14)	—	(116)
Other receivables	(1,406)	(39)	(50)
Prepaid expenses	(346)	(415)	(780)
Increase (decrease) in:
Accounts payable	1,906	(1,758)	231
Income taxes payable	(12)	5	50
Accrued expenses	(3,710)	913	3,485

Total adjustments	(486)	(695)	32,110

Net cash used in operating activities	(22,043)	(11,446)	(138,335)

Cash flows from investing activities:
Purchase of property and equipment	(46)	(66)	(6,167)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	6,000	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)
Net cash (used in) provided by investing activities	(46)	5,934	(6,506)

Cash flows from financing activities:
Restricted cash	—	90	(60)
Options exercised	10	—	1,000
Warrants exercised	—	—	535
Employee stock purchase plan	155	59	735
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	2,466
Net proceeds from sale of common stock	—	—	135,742
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	165	149	162,400

Net (decrease) increase in cash and cash equivalents	(21,924)	(5,363)	17,559

Cash and cash equivalents, beginning of period	54,640	22,922

Cash and cash equivalents, end of period	$32,716	$17,559	$17,559

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six months ended March 31,		December 3, 2003 (inception) to March 31,
	2010	2011	2011
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	30	—	306
Non-cash financing and investing activities:
Warrants issued in connection with registered direct financing	$—	$—	$2,915
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. (“Biodel” or the “Company,” and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January, 2004. The Company is focused on the development and commercialization of innovative treatments for diabetes. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. The Company’s proprietary formulations of injectable recombinant human insulin, known as Linjeta™ (and previously referred to as VIAject®), represent the Company’s most advanced development program. These formulations are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes, and we therefore refer to them as our “ultra-rapid-acting” insulin formulations. The Company’s leading formulations, BIOD-105 and BIOD-107, are being studied in Phase 1 clinical trials. An earlier formulation was the subject of a New Drug Application ("NDA") that the Company submitted to the U.S. Food and Drug Administration (“FDA”) in December, 2009. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to the Company at a meeting January, 2011, the Company decided to study BIOD-105 and BIOD-107 in earlier stage clinical trials prior to initiating the pivotal Phase 3 clinical trials requested by the FDA.

The Company’s earlier stage product candidates include insulin analogs formulated with the technology the Company has developed for recombinant human insulin, a sublingual tablet formulation of insulin, a line of basal insulins and a stabilized formulation of glucagon.

Basis of Presentation

The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2010 audited financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (the “Annual Report”). The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or any other interim period.

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

2. Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has incurred cumulative net losses applicable to common stockholders of $175,505 for the period from December 3, 2003 (inception date) through March 31, 2011, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance and sale of equity securities. The Company believes that its existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the third calendar quarter of 2011.  The Company reached a preliminary understanding with our supplier of recombinant human insulin that, if finalized, would extend the term of our existing supply agreement and defer our remaining purchase commitments. If the Company successfully concludes these negotiations, and if the warrants issued in connection with our registered direct offering in August 2010 are exercised, the Company anticipates the cash runway to extend at least through the end of the first calendar quarter of 2012.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Based upon the Company’s current financial condition, the Company does not have sufficient cash to operate its business at the current level for the next twelve months. The Company’s plans include continuing to finance operations through the private or public placement of equity securities and the reduction of expenditures. The Company plans to seek additional financing in a private or public equity offering to secure funding for operations. There can be no assurance the Company will be successful in raising additional funding or that such additional funds will be available to the Company on acceptable terms or at all.  If the Company is not able to secure additional funding, the Company may be required to delay, scale back, or eliminate some or all of its research and development programs.

Biodel Inc.

(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

3. Restricted Cash

Restricted cash as of September 30, 2010 and March 31, 2011 consisted of $150 and $60, respectively, in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

4. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses, approximate their fair values due to their short term maturities.

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

As of March 31, 2011, the Company had liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Accordingly, the Company’s fair value measurements of the Company’s cash, cash equivalents and restricted cash was classified as a Level 1 input and the warrant liability as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$17,559	$17,559	$—	$—
Restricted cash	60	60	—	—

Subtotal	17,619	17,619	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(1,634)	—	—	(1,634)

Subtotal	(1,634)	—	—	(1,634)

Total	$15,985	$17,619	$—	$(1,634)

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurement Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2010	$4,169
Adjustments to fair value of common stock warrant liability	(2,535)

Balance at March 31, 2011	$1,634

5. Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and six months ended March 31, 2011, the Company expensed approximately $0 and $2.4 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Until the Company completes Phase 1, Phase 2 and Phase 3 clinical trials with a preferred commercial formulation, resubmits an NDA and receives FDA approval, the Company will continue to expense pre-launch inventory as research and development.

6. Share-Based Compensation

In March 2010, the stockholders of the Company approved the 2010 Stock Incentive Plan (“2010 Plan”). Up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus the 3,407,633 shares of common stock underlying already outstanding awards as of September 30, 2009. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge, which includes stock-based compensation charges related to RSU awards and the 2005 Employee Stock Purchase Plan, for the three and six months ended March 31, 2010 and 2011 were $1,332, $1,203, $2,633, and $2,675, respectively. At March 31, 2011, the total compensation charge related to non-vested options to employees and directors not yet recognized was $3,389 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes pricing model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or credit for options granted to non-employees for the three and six months ended March 31, 2010 and 2011 were $2, $1, $(24), and $(43), respectively.

The following table summarizes the stock option activity during the six months ended March 31, 2011:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2010	4,635,532	$9.68		$153
Granted	1,163,273	1.66		$506
Forfeited, expired	(119,351)	12.14		—
Outstanding options, March 31, 2011	5,679,454	$8.01	5	$659

Exercisable options, March 31, 2011	3,065,180	$10.71	4	$154

The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2010 and 2011 are determined as discussed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
Expected life (in years)	3.77 – 5.25	3.77 – 5.25	3.77 – 5.25	3.77 – 5.25
Expected volatility	65%	65 – 72%	64 – 76%	34 – 72%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.30 – 2.55%	1.15 – 2.24%	1.38 – 2.69%	1.51 – 2.24%
Weighted average grant date fair value	$2.30	$2.00	$2.30	$1.66

Restricted Stock Units

The Company grants restricted stock units (RSUs) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Except as set forth below with regard to RSUs awarded in connection with a reduction in cash compensation, each RSU award that was granted in December 2010 to our executive officers and employees represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter.  Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration.  The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and are expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.

In connection with a one-time reduction in cash compensation expenditures for the fiscal year ending September 30, 2011, the Company’s chief executive officer agreed, on October 1, 2010, to reduce his base salary for the fiscal year from $37,500 per month to $33,333 per month, for a total annual reduction of $50,000.  The Company treats the reduced portion of its chief executive officer’s base salary as deferred into 9,843 RSUs that the Company granted to him on the same date. The number of RSUs was determined by dividing $50,000 by $5.08, or the fair market value of the Company’s common stock on October 1, 2010, the date of grant.  Additionally, effective October 1, 2010, the board of directors of the Company modified the compensation it will pay to its independent directors for the fiscal year ending September 30, 2011. The Company typically pays its chairman $60,000 in cash annually and each of its other non-employee directors $30,000 in cash annually. For the fiscal year ending September 30, 2011, the Company’s chairman will receive $40,000 in cash as compensation for serving as a director and the remaining $20,000 in the form of RSUs. Each other independent director will receive $20,000 in cash as compensation for serving as a director and the remaining $10,000 in the form of RSUs.  The independent members of the Company’s board of directors received a total of 17,719 RSUs.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

The RSUs the Company granted in connection with reduced cash compensation were issued under the 2010 Plan and will vest in equal installments on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. The shares of common stock represented by the RSUs will be distributed on (and not before) September 30, 2011, absent an intervening reorganization event or change in control event (each as defined in the 2010 Plan) that causes an earlier distribution.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.  As of March 31, 2011, the executives, the board of directors and employees had 75,930 RSUs vest, of which 62,149 were distributed on February 8, 2011.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
Stock compensation expense — RSUs	$61	$163	$82	$282

At March 31, 2011, there was $1,168 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2010 through March 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at October 1, 2010	249,020	$3.95
Changes during the period:
Shares granted	362,562	$1.89
Shares vested	75,930	$4.16
Shares forfeited or expired	3,701	3.95
Non-vested balance at March 31, 2011	531,951	$2.52

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three and six months ended March 31, 2010 and 2011 were $28, $7, $200, and $19, respectively.

An aggregate of 1,700,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of March 31, 2011, a total of 1,398,369 shares were reserved and available for issuance under the Purchase Plan. As of March 31, 2011, the Company has issued 301,631 shares under the Purchase Plan.

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

The Company’s effective tax rate for the three and six months ended March 31, 2010 and 2011, was 0% and 0%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

8. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, warrants and RSUs excluded are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
Common shares underlying warrants issued in registered direct offering	—	2,398,200	—	2,398,200
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815	118,815	118,815
Stock options	4,619,237	5,679,454	4,619,237	5,679,454
Restricted stock units	249,910	531,947	249,910	531,947

9. August 2010 Financing

On August 24, 2010, the Company sold to two institutional investors an aggregate of 2,398,200 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $3.93 per unit. These units were not issued or certificated. The shares and warrants were immediately separated and the Company issued 2,398,200 shares of its common stock and warrants to purchase an additional 2,398,200 shares of the Company’s common stock at an initial exercise price of $4.716 per share, subject to re-pricing following the Company’s receipt of the complete response letter for Linjeta™. On December 1, 2010, the exercise price of the warrants was re-set to $1.56 per share as per the terms of the warrant. These warrants will expire on December 1, 2011, one year and 21 trading days following the Company’s receipt of the FDA’s complete response letter for Linjeta™. This financing resulted in gross proceeds of $9,400.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the warrant at the Black-Scholes value of the warrant on the date of such transaction. As per the terms of the warrants, the holders have up to 30 days following any such transaction to exercise this clause.

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustment to fair value of common stock warrant liability), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Monte Carlo simulation method that takes into account estimated probabilities of possible outcomes provided by the Company. At the date of the transaction, the fair value of the warrant liability was $2,915 utilizing the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

At March 31, 2011, the fair value of the warrant liability determined utilizing the Monte Carlo simulation method was approximately $1,634. The decrease in the fair value of the warrants from September 30, 2010 mainly reflects the decrease in the value of the Company’s common stock price from September 30, 2010 to March 31, 2011.

During the three months ended March 31, 2011, the Company recorded an increase to Adjustment to fair value of common stock warrant liability of $237 and during the six months ended March 31, 2011 the Company recorded a decrease of $2,535 to Adjustment to fair value of common stock warrant liability, within Other (income) expense, to reflect the decrease in the valuation of the warrants from September 30, 2010 to March 31, 2011.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

The following summarizes the changes in value of the warrant liability from the date of issuance through March 31, 2011:

Balance at September 30, 2010	$4,169
Decrease in fair value	2,535
Balance at March 31, 2011	$1,634

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Monte Carlo simulation method to calculate the fair value as of March 31, 2011.

At these measurement dates, the Company estimates the fair value of these securities using the Monte Carlo simulation method, using critical assumptions provided by management reflecting conditions at the valuation dates.

Fair value at the measurement date of March 31, 2011 was estimated using the following assumptions:

March 31, 2011
Risk-free interest rate	.28%
Expected remaining term	.66 years
Expected volatility	100%
Dividend yield	0%

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

Change of Control.  The Monte Carlo simulation incorporates the probability that the Company effects a change of control. The Company estimated a 10% probability for a change of control.

Participating Securities

If at any time the Company grants, issues or sells securities or other property to holders of any class of common stock, the holders of the warrants are entitled to also acquire those same securities as if they held the number of shares of common stock acquirable upon complete exercise of the warrants.

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the quarter ended March 31, 2011 earnings per share calculation since their inclusion would be anti-dilutive.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

10. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement (the “employment agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 and $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of March 31, 2011, the Company has paid $10 in benefits continuation per the terms of the agreement; $866 has been classified in short term obligation and $484 in other long term liabilities.

Leases

As of March 31, 2011, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.

The Company entered into its first lease for laboratory space in February 2004, which was subsequently renewed in January 2010 for an additional three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $64, plus operating expenses.

In July 2007 the Company entered into a second lease for its corporate office, which was subsequently amended in October 2007. The October 2007 amendment increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $337, plus operating expenses.

In December 2008, the Company entered into a third lease for additional office space adjacent to its laboratory space, which was subsequently renewed in January 2010 for an additional three years. The Company has agreed to use the leased premises only for offices, laboratories, research, development and light manufacturing. This lease provides for annual basic lease payments of $29, plus operating expenses.

Lease expense for the three and six months ended March 31, 2010 and 2011 were $146, $159, $296, and $316, respectively.

Restructuring Charge

In January 2011, the Company implemented a restructuring plan that resulted in a reduction in force affecting 16 employees, none of whom are executives of the Company. Employees directly affected by the reduction were provided with severance payments and continuation of benefits for a limited term. The positions impacted were across the Company’s business functions, including research and development, clinical, operations and general and administrative departments. As a result of the restructuring plan, the Company recorded an aggregate restructuring charge of approximately $400 in the fiscal quarter ended March 31, 2011 for severance and other personnel related expenses, such as employee benefits, of which $44 is currently classified as a short term obligation.

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

•

our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105 or BIOD-107;

•

our ability to develop and commercialize formulations of BIOD-105 or BIOD-107 or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•

our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•

our ability to enforce our patents for BIOD-105 or BIOD-107 and our ability to secure additional patents for BIOD-105 or BIOD-107 and for our other product candidates;

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our proprietary formulations of injectable recombinant human insulin, known as Linjeta™ (and previously referred to as VIAject®), represent our most advanced development program. These formulations are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes, and we therefore refer to them as our “ultra-rapid-acting” insulin formulations. Our leading formulations in this program, BIOD-105 and BIOD-107, are being studied in Phase 1 clinical trials. An earlier formulation of Linjeta™ was the subject of a New Drug Application ("NDA") that we submitted to the U.S. Food and Drug Administration (“FDA”) in December, 2009. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January, 2011, we decided to study BIOD-105 and BIOD-107 in earlier stage clinical trials prior to initiating the pivotal Phase 3 clinical trials requested by the FDA. Our earlier stage product candidates include insulin analogs formulated with the technology we have developed for recombinant human insulin, a sublingual tablet formulation of insulin, a line of basal insulins and a stabilized formulation of glucagon.

In March 2011, we announced a revised development plan for our rapid-acting insulins and selected two new formulations of recombinant human insulin, BIOD-105 or BIOD-107, for clinical testing. These new formulations are designed to result in more rapid insulin action compared to currently marketed mealtime insulin analogs while maintaining an injection site tolerability profile comparable to currently marketed insulins. BIOD-105 and BIOD-107 are currently in a Phase 1 clinical trial involving approximately 18 Type 1 diabetes patients. This clinical trial is designed as a double blinded, three-period cross over in which patients will receive one subcutaneous injection of BIOD-105, BIOD-107 and Humalog®, each on separate occasions. This clinical trial, which we expect to be completed in the third calendar quarter of 2011, will evaluate the pharmacokinetic, pharmacodynamic and injection site tolerability profiles of the two experimental insulins relative to that of Humalog®. Parallel with this subcutaneous injection clinical trial, we plan to utilize a similar design to conduct a Phase 1 clinical trial using insulin pumps during this calendar year.

If the Phase 1 clinical trial is a success, we intend to initiate a Phase 2 clinical trial in patients with Type 1 diabetes in the fourth calendar quarter of 2011. The Phase 2 clinical trial is intended to follow the same overall design that would be implemented in Phase 3 clinical trials, which would include two separate pivotal trials – one in patients with Type 1 diabetes, and the other in patients with Type 2 diabetes. We plan to design the Phase 2 and 3 clinical trials as randomized parallel group trials using Humalog® as a comparator in which active dose titration will occur in the first two months after randomization, followed by three months of relatively stable dosing. This trial design is based on initial guidance received from the FDA on the design of two pivotal Phase 3 trials.

If the Phase 2 clinical trial is successful, we plan to launch our Phase 3 pivotal clinical trials in 2012.

In November 2010, we announced that we had been awarded $1.2 million in research grants under the Internal Revenue Service's therapeutic discovery tax credit program and subsequently received the funds in January 2011. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. These funds will be used to support BIOD-105 and/or BIOD-107 as well as our sublingual tablet formulation of insulin, glucagon, extended glargine and glucose regulated basal glargine insulin development projects.

Effective December 14, 2010, Dr. Solomon Steiner, our former Chief Scientific Officer, retired from all his management positions with us. On the same date, we and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with us that were conditioned upon his signing the release. Pursuant to his employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, his employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 and $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. We recorded a charge of $1.36 million for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 thousand in the three months ended December 31, 2010. As of March 31, 2011, we have paid $10 in benefits continuation per the terms of the agreement; $866 has been classified in short term obligation and $484 in other long term liabilities.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, a registered direct offering in August 2010 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net losses were $5.4 million and $10.8 million for the three and six months ended March 31, 2011, respectively. As of March 31, 2011, we had a deficit accumulated during the development stage of $175.5 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and share-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 71% and 29%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

To date, we have not generated revenues and we expect to incur operating losses as we continue our efforts to seek FDA approval of a mealtime injectable insulin. As of March 31, 2011, we had approximately $17.6 million in cash and cash equivalents compared to $22.9 million in cash and cash equivalents as of September 30, 2010. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the third calendar quarter of 2011. We have reached a preliminary understanding with our supplier of recombinant human insulin that, if finalized, would extend the term of our existing supply agreement and defer our remaining purchase commitments. If we successfully conclude these negotiations, and if the warrants issued in connection with our registered direct offering in August 2010 are exercised, we anticipate the cash runway to extend at least through the end of the first calendar quarter of 2012.

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

As a result of implementing a reduction in force in January 2011, we expect research and development expenses for the fiscal year ending September 30, 2011 to decrease as we focus our efforts on conducting preclinical studies and Phase 1 clinical trials to study BIOD-105 and BIOD-107 and other second generation rapid-acting mealtime insulins or insulin analogs in order to determine our preferred development, clinical and regulatory program for our rapid-acting formulations. Over the longer term, however, we anticipate these expenses will increase as we:

•

conduct preclinical studies and clinical trials to determine whether and how to advance our newer injectable mealtime insulin formulations and submit an amendment to our Linjeta™ NDA;

•

conduct preclinical studies with earlier stage product candidates and make limited investments in order to advance proof-of-concept formulations; and

•

purchase recombinant human insulin and other materials as required under existing contractual commitments.

We have used our employee and infrastructure resources across multiple research projects and our drug development program for Linjeta™. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our rapid-acting mealtime insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 Inception to March 31,
	2010	2011	2010	2011	2011
	(in thousands)
Research and development expenses:
Preclinical expenses	$752	$913	$1,353	$1,934	$16,933
Manufacturing expenses	2,334	782	5,151	4,034	34,989
Clinical/regulatory expenses	3,928	1,207	9,264	2,440	72,714
Total	$7,014	$2,902	$15,768	$8,408	$124,636

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

•

our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105 or BIOD-107;

•

our ability to develop and commercialize formulations of rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•

the cost to develop an insulin pen for use with BIOD-105 or BIOD-107 and the clinical development program required to support use in insulin pumps;

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

A change in the outcome of any of these variables with respect to the development of BIOD-105 or BIOD-107 or our other product candidates could mean a significant change in the costs and timing associated with product development.

Restricted Cash

Restricted cash as of September 30, 2010 and March 31, 2011 consisted of $150 thousand and $60 thousand, respectively, held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As a result of implementing a reduction in force in January 2011, we expect general and administrative expenses for the fiscal year ending September 30, 2011 to decrease as we focus our efforts on conducting Phase 1 clinical trials to study BIOD-105 or BIOD-107 and other second generation rapid-acting mealtime insulins or insulin analogs. Over the longer term, however, these expenses could increase as we approach the commercial launch of BIOD-105 or BIOD-107.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and six months ended March 31, 2011, we expensed approximately $0 and $2.4 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by us and transfer of title occurred. In November 2010, we announced that the FDA issued a complete response letter requesting additional information regarding our NDA for Linjeta™. The complete response letter stated that the FDA's review cycle was complete and that the application could not be approved in its present form. At this time, we will continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of BIOD-105 or BIOD-107, or an alternate product candidate for which the inventory is applicable, and we file a related NDA or NDA supplement for review by the FDA.

Restricted Stock Units

We grant restricted stock units (RSUs) to executive officers and employees pursuant to the 2010 Stock Incentive Plan, or the 2010 Plan, from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes. Except as set forth below with regard to RSUs awarded in connection with a reduction in cash compensation, each RSU awarded in December 2010 represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.

In connection with a one-time reduction in cash compensation expenditures for the fiscal year ending September 30, 2011, our chief executive officer agreed, on October 1, 2010, to reduce his base salary for the fiscal year from $37,500 per month to $33,333 per month, for total reduction of $50,000. We treat the reduced portion of our chief executive officer’s base salary as deferred into 9,843 RSUs that we granted to him on the same date. The number of RSUs was determined by dividing $50,000 by $5.08, or the fair market value of our common stock on October 1, 2010, the date of grant. Additionally, effective October 1, 2010, our board of directors modified the compensation it will pay to our independent directors for the fiscal year ending September 30, 2011. We typically pay our chairman $60,000 in cash annually and each of its other non-employee directors $30,000 in cash annually. For the fiscal year ending September 30, 2011, our chairman will receive $40,000 in cash as compensation for serving as a director and the remaining $20,000 in the form of RSUs. Each other independent director will receive $20,000 in cash as compensation for serving as a director and the remaining $10,000 in the form of RSUs. The independent members of our board of directors received a total of 17,719 RSUs.

The RSUs we granted in connection with reduced cash compensation were issued under the 2010 Plan and will vest in equal installments on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. The shares of common stock represented by the RSUs will be distributed on (and not before) September 30, 2011, absent an intervening reorganization event or change in control event (each as defined in the 2010 Plan) that causes an earlier distribution

Warrant Liability

On August 24, 2010, we entered into definitive agreements to sell to two institutional investors 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock with an initial exercise price of $4.716 per share. On December 1, 2010, the exercise price of the warrants was re-set to $1.56 per share. These warrants are measured at fair value using an accepted valuation model which takes in account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, the risk-free interest rate for the term of the warrant and the probability of a change of control. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.” These warrants will expire on December 1, 2011, one year and 21 trading days after we received the complete response letter from the FDA.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

Revenue. We did not recognize any revenue during the three months ended March 31, 2010 or 2011.

Research and Development Expenses.

	Three Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands)
Research and Development	$7,014	$2,902	$4,112	59%
Percentage of net loss	67%	53%

Research and development expenses were $2.9 million for the three months ended March 31, 2011, a decrease of $4.1 million, or 59%, from $7.0 million for the three months ended March 31, 2010. The savings are directly related to events that occurred during the quarter ended March 31, 2010 and did not occur in the quarter ended March 31, 2011. They are: (i) our Linjeta™ extension trials ended in February 2010 at a cost of $2.1 million; (ii) purchases of recombinant human insulin at a cost of $1.0 million; (iii) professional and consulting fees of $0.7 million connected to the 120 day safety update report and follow-on questions from the FDA; and (iv) disposable pen development costs of $0.4 million. Research and Development expenses for the three months ended March 31, 2011 include $ 0.5 million in stock-based compensation expense related to options granted to employees and $1 thousand in stock-based compensation expense related to options granted to non-employees.

General and Administrative Expenses.

	Three Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands)
General and Administrative	$3,377	$2,305	$1,072	32%
Percentage of net loss	32%	42%

General and administrative expenses were approximately $2.3 million for the three months ended March 31, 2011, a decrease of $1.1 million, or 32%, from $3.4 million for the three months ended March 31, 2010. During the quarter ended March 31, 2011, our personnel expenses decreased by $0.7 million, as a result of lower headcount from 2010. Professional and consulting fees also decreased by $0.4 million due to a savings in legal services and marketing consulting fees. General and administrative expenses for the three months ended March 31, 2011 include $0.7 million in stock-based compensation expense related to options granted to employees. There was no stock based compensation expense recorded this fiscal quarter for non-employees.

Interest and Other Income.

	Three Months Ended March 31,		Increase
	2010	2011	$	%
	(in thousands)
Interest and Other Income	$2	$5	$3	150%
Percentage of net loss	0%	0%

Interest and other income was $5 thousand for the three months ended March 31, 2011, an increase of $3 thousand, or 150%, from $2 thousand for the three months ended March 31, 2010. The increase was primarily due to moving and investing our cash in a premium commercial money market fund which eliminated investment fees and yielded a higher return.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Increase
	2010	2011	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$—	$237	$(237)	100%
Percentage of net loss	—%	4.4%

Adjustments to fair value of common stock warrant liability was $237 thousand for the quarter ended March 31, 2011 as compared to $0 for the quarter ended March 31, 2010. Since the closing stock price as of March 31, 2011 of $2.10 was higher than December 31, 2010 closing stock price of $1.83, we increased the fair value of our warrant liability by $0.2 million, which was determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. Until the warrants are exercised or expire, these warrants will be revalued each reporting period.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands, except per share amounts)
Net loss	$(10,409)	$(5,442)	$4,967	48%
Net loss per share	$(0.44)	$(0.21)

Net loss was $5.4 million, or $(0.21) per share, for the three months ended March 31, 2011 compared to $10.4 million, or $(0.44) per share, for the three months ended March 31, 2010. The decrease in net loss was primarily due to reduced clinical, regulatory and manufacturing expenses, as noted above. As a result of implementing a reduction in force in January 2011, we anticipate that our expenses for this fiscal year will decrease as we focus our efforts on conducting Phase 1 clinical trials to study BIOD-105 and BIOD-107. Over the longer term, however, these expenses could increase as we approach the commercial launch of BIOD-105 or BIOD-107.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2011

Revenue. We did not recognize any revenue during the six months ended March 31, 2010 or 2011.

Research and Development Expenses

	Six Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands)
Research and Development	$15,768	$8,408	$7,360	47%
Percentage of net loss	73%	78%

Research and development expenses were $8.4 million for the six months ended March 31, 2011, a decrease of $7.4 million, or 47%, from $15.8 million for the six months ended March 31, 2010. The savings are directly related to the following: (i) clinical expenses decreased by $4.0 million due to our Linjeta™ extension trials, which ended in February 2010; (ii) regulatory expenses decreased by $2.7 million due to professional fees associated with filing our NDA application, our 120 day safety update report and addressing follow-on questions from the FDA during the six months ended March 31, 2010; (iii) as a result of finalizing our disposable pen design in fiscal year 2010, our disposable pen development cost dropped by $0.6 million; (iv) purchases of 25.0 kilograms of recombinant human insulin during the six months ended March 31, 2011 versus 26.1 kilograms of recombinant human insulin during the six months ended March 31, 2010, a savings of $0.3 million; (v) other cost saving measurements of $0.1 million; and (vi) a $1.2 million credit from a 48D IRS grant received in January 2011. These savings were offset by a $1.5 million increase in expenses, which resulted primarily from major events that occurred during the six months ended March 31, 2011. They are (i) a one-time severance charge related to Dr. Steiner’s retirement of $1.4 million; and (ii) $0.1 million in additional personnel charges associated with the reduction in force. Research and Development expenses for the six months ended March 31, 2011 include $ 1.1 million in stock-based compensation expense related to options granted to employees and $41 thousand in stock-based compensation credit related to options granted to non-employees.

.

General and Administrative Expenses

	Six Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands)
General and Administrative	$5,793	$4,882	$911	16%
Percentage of net loss	27%	46%

General and administrative expenses were $4.9 million for the six months ended March 31, 2011, a decrease of $0.9 million, or 16%, from $5.8 million for the six months ended March 31, 2010. During the six months ended March 31, 2011, our personnel expenses decreased by $0.5 million, as a result of lower headcount compared to 2010. Professional and consulting fees also decreased by $0.4 million due to a reduced need for legal services and marketing consulting. General and administrative expenses for the six months ended March 31, 2011 include $ 1.6 million in stock based compensation expense related to options granted to employees and $2 thousand in stock- based compensation credit related to options granted to non-employees.

Interest and Other Income

	Six Months Ended March 31,		Increase
	2010	2011	$	%
	(in thousands)
Interest and Other Income	$7	$10	$3	43%
Percentage of net loss	0%	0%

Interest and other income was $10 thousand for the six months ended March 31, 2011, an increase of $3 thousand or 43%, from $7 thousand for the six months ended March 31, 2010. The increase was primarily due to moving and investing our cash in a premium commercial money market fund which eliminated investment fees.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Six Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$—	$(2,535)	$(2,535)	100%
Percentage of net loss	—%	24%

Adjustments to fair value of common stock warrant liability was $2.5 million for the six months ended March 31, 2011 as compared to $0 for the six months ended March 31, 2010. Since the closing stock price as of March 31, 2011 of $2.10 is lower than September 30, 2010 closing stock price of $5.30, we decreased the fair value of our warrant liability by $2.5 million, which was determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. Until the warrants are exercised or expire, these warrants will be revalued each reporting period.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Decrease
	2010	2011	$	%
	(in thousands, except per share amounts)
Net Loss	$(21,557)	$(10,751)	$10,806	50%
Net loss per share	$(0.90)	$(0.41)

Net loss was $10.8 million, or $(0.41) per share, for the six months ended March 31, 2011 compared to $21.7 million, or $(0.91) per share, for the six months ended March 31, 2010. The decrease in net loss was primarily attributable to expenses described above. As a result of implementing a reduction in force in January 2011, we anticipate that our expenses will decrease this fiscal year as we focus our efforts on conducting Phase 1 clinical trials to study BIOD-105 and BIOD-107. Over the longer term, however, these expenses could increase as we determine whether and how to advance our newer injectable mealtime insulin formulations and submit an amendment to our Linjeta™ NDA.

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

At March 31, 2011, we had cash and cash equivalents totaling approximately $17.6 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $11.4 million for the six months ended March 31, 2011 and $22.0 million for the six months ended March 31, 2010. Net cash used in operating activities for the six months ended March 31, 2011 primarily reflects the net loss for the period, offset in part by stock-based compensation, warrant liability fair value adjustment, depreciation and amortization expenses, increases in accrued expenses, other receivables and prepaid expenses and a decrease in accounts payable. Net cash used in operating activities for the six months ended March 31, 2010 primarily reflects the net loss for the period, offset in part by stock-based compensation, depreciation and amortization expenses, a decrease in accrued expenses and increases in other receivables, prepaid expenses and accounts payable.

Net cash provided by (used in) investing activities was $5.9 million for the six months ended March 31, 2011 and $(46) thousand for the six months ended March 31, 2010. Net cash provided by investing activities for the six months ended March 31, 2011 primarily reflects the sale of marketable securities. Net cash used in investing activities for the six months ended March 31, 2010 primarily reflects the purchase of equipment.

Net cash provided by financing activities was $149 thousand for the six months ended March 31, 2011 and $165 thousand for the six months ended March 31, 2010. Net cash provided by financing activities in the six months ended March 31, 2011 primarily reflects the sale of stock through our 2005 Employee Stock Purchase Plan and a reduction in restricted cash. Net cash provided by financing activities in the six months ended March 31, 2010 primarily reflects the proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan.

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

Going Concern Consideration

We included a going concern note in this quarterly report relating to our second fiscal quarter ended March 31, 2011. There is substantial doubt about our ability to continue as a going concern for the next 12 months. Our financial statements found within this quarterly report contain additional note disclosures describing the circumstances that lead to this disclosure.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the third calendar quarter of 2011. We have reached a preliminary understanding with our supplier of recombinant human insulin that, if finalized, would extend the term of our existing supply agreement and defer our remaining purchase commitments. If we successfully conclude these negotiations, and if the warrants issued in connection with our registered direct offering in August 2010 are exercised, we anticipate the cash runway to extend at least through the end of the first calendar quarter of 2012.

We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for BIOD-105 or BIOD-107. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•

our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105 or BIOD-107;

•

our ability to develop and commercialize formulations of BIOD-105 or BIOD-107 or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•

the cost to develop an insulin pen for use with BIOD-105 or BIOD-107 and the cost of a development program to support use in insulin pumps;

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

We may receive additional proceeds from the exercise of warrants in connection with the securities purchase agreement and related documents we entered into in August 2010. Whether the warrants are exercised will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the warrant exercise price, which is currently $1.56 per share. The warrants expire on December 1, 2011.

We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$2,111	$673	$1,438	$—	$—
Purchase commitments	4,370	4,370	—	—	—
Total fixed contractual obligations	$6,481	$5,043	$1,438	$—	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, as permitted by the terms of our investment policy guidelines. Currently, our excess funds are invested in a premium commercial money market fund with one major financial institution. We do not hedge interest rate exposure. A portion of our investments may be subject to interest rate risk and could fall in value if interest rates were to increase. The effective duration of our portfolio is currently less than one year, which we believe limits interest rate and credit risk.

Because most of our transactions are denominated in United States dollars, we do not have any material exposure to fluctuations in currency exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.

Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $5.4 million and $10.8 million for the three and six months ended March 31, 2011, respectively. As of March 31, 2011, we had a deficit accumulated during the development stage of approximately $175.5 million. We have invested a significant portion of our efforts and financial resources in the development of Linjeta™. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of Linjeta™, we address deficiencies with the chemistry, manufacturing and controls, or CMC, section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we have decided not to initiate new pivotal Phase 3 clinical trials with the formulation of Linjeta™ submitted in our NDA. We have instead decided to advance newer formulations of rapid-acting insulin (BIOD-105 or BIOD-107). These alternate formulations generally use the same or similar excipients as the formulation of Linjeta™ submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We expect to continue to incur significant operating losses for at least the next several years as we may:

•

conduct pre-clinical studies and Phase 1 clinical trials to study formulations of BIOD-105 and BIOD-107 and other related rapid-acting insulin and insulin analog formulations that that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

commence a stability program to determine whether any of our alternate formulations of rapid-acting insulins or insulin analogs are likely to present a commercially acceptable stability profile;

•

conduct additional clinical trials of BIOD-105 or BIOD-107, including a Phase 2 clinical trial and the two pivotal Phase 3 clinical trials requested by the FDA to support approval;

•

produce additional validation batches of BIOD-105 or BIOD-107 vials and cartridges to support our NDA for BIOD-105 or BIOD-107;

•

conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of a disposable insulin pen either as an amendment or supplement to the NDA:

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

We are a development stage company with no commercial products. All of our product candidates are still being developed. All are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While we have reduced expenditures on our development programs that are not related to rapid-acting mealtime insulins, we do not expect our research and development expenses to decrease as we continue our formulation work. Unless we are successful in consummating a strategic partnership to develop and commercialize BIOD-105 or BIOD-107 or an alternate rapid-acting insulin or insulin analogs, we may need to raise substantial additional capital to develop and commercialize a competitive mealtime insulin product. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the third calendar quarter of 2011. We have reached a preliminary understanding with our supplier of recombinant human insulin that, if finalized, would extend the term of our existing supply agreement and defer our remaining purchase commitments. If we successfully conclude these negotiations, and if the warrants issued in connection with our registered direct offering in August 2010 are exercised, we anticipate the cash runway to extend at least through the end of the first calendar quarter of 2012.

. If the August 2010 warrants are exercised, we anticipate the cash runway to extend at least through the end of the 2011 calendar year. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•

our ability to conduct the additional pivotal clinical trials that the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105 or BIOD-107;

•

our ability to develop and commercialize formulations of BIOD-105 or BIOD-107 or other rapid-acting insulin or insulin analog formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•

the cost to develop a disposable insulin pen for use with BIOD-105 or BIOD-107;

•

the cost to develop BIOD-105 or BIOD-107 for use in insulin pumps;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, strategic collaborations and licensing arrangements. If we raise additional funds by issuing additional equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We have a going concern disclosure on our condensed financial statements.

As we may need to raise additional financing to fund our operations and satisfy obligations as they become due, we have included disclosure in our condensed financial statements regarding substantial doubt as to our ability to continue as a going concern. This may have a negative impact on the trading price of our common stock and we may have a more difficult time obtaining necessary financing.

We could fail in financing efforts or be delisted from NASDAQ if we fail to receive shareholder approval when needed.

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ. Funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance. If we are unable to obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We have depended heavily on the success of our most advanced program, rapid-acting, mealtime insulin.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, Linjeta™. The FDA has concluded, however, that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ are not sufficient to obtain marketing approval for Linjeta™. We have chosen not to complete the two new pivotal Phase 3 clinical trials of Linjeta™ required by the FDA, but instead to advance two new formulations into the clinic. If we experience significant delays in doing so, or the clinical data are not supportive of further development, our business may be materially harmed.

Our development of BIOD-105 or BIOD-107 or other rapid-acting mealtime insulins or insulin analogs may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop mealtime insulin formulations designed to be more rapid-acting than currently available products, we cannot guarantee that our program to advance alternate formulations of BIOD-105 or BIOD-107 or other rapid-acting insulins or insulin analogs will be successful. Some of these formulations may be less stable in accelerated testing than the Linjeta™ formulation submitted in our NDA, and we have clinical data suggesting improvements in injection site discomfort relative to Linjeta™ only with regard to two similar formulations. We may be unable to develop a new formulation that is as tolerable and stable as is minimally acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of Phase 1 clinical trials.

We may never reinitiate significant expenditures on our earlier stage product candidates.

We have suspended significant expenditures on the development of product candidates that are not related to rapid-acting insulin or insulin analogs. We cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not change.

The results of clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new pivotal Phase 3 clinical trials using the final commercial formulation of Linjeta™, we address deficiencies with the CMC section of our NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. We have decided to advance alternate formulations, BIOD-105 or BIOD-107, into the clinic and discontinued development of other formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with BIOD-105 or BIOD-107. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of BIOD-105 or BIOD-107 will ultimately be successful. New information regarding the safety, efficacy and tolerability of BIOD-105 or BIOD-107 may arise that may be less favorable than the data observed to date with respect to these or our other insulin formulations.

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

•

establishing that, with regard to BIOD-105 or BIOD-107 or any rapid or long-acting insulin or insulin analog, the formulation is well-tolerated in chronic use;

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of BIOD-105 or BIOD-107 or alternate rapid-acting insulin or insulin analog formulations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

In our analysis of our completed pivotal Phase 3 clinical trials, we found that Linjeta™ was associated with injection site discomfort, although the prevalence of discomfort decreased during the course of the treatment. In addition, in an October 2009 tolerability trial of the liquid formulation of Linjeta™, it was determined that some patients experienced more injection site discomfort with Linjeta™ than they did with Humalog®. Although we have clinical data indicating improved tolerability with similar formulations, we have no human clinical data for BIOD-105 or BIOD-107.

The commercial success of any product candidates that we may develop, including BIOD-105 and/or BIOD-107, will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market, including BIOD-105 or BIOD-107, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and, in the case of BIOD-105 or BIOD-107, the possibility that patients may experience more injection site discomfort than they experience with competing products.

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

•

the label and promotional claims allowed by the FDA, such as, in the case of BIOD-105 or BIOD-107, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

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

If we fail to enter into collaborations, or if our collaborations are unsuccessful, we may be required to establish our own direct sales, marketing, manufacturing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we have little experience in doing so. Because of our size, we would be at a disadvantage to our potential competitors to the extent they collaborate with large pharmaceutical companies that have substantially more resources than we do. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. In addition, our competitors would have a greater ability to devote research and development resources toward expansion of the indications for their products. We cannot assure prospective investors that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

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

We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from past or future clinical trials of Linjeta™, BIOD-105 or BIOD-107 or other formulations of rapid-acting insulins and other product candidates that we may put into the clinic. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with BIOD-105 or BIOD-107. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Novo Nordisk has reported that they have initiated clinical development of an fast-acting insulin analog intended to provide faster onset of action than the currently available fast-acting insulin analogs.

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

While at this time there are no approved generic or biosimilar insulin analogs in the market in the United States or Europe, in other countries such as India there are multiple approved manufacturers of insulin analogs such has Humalog®. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. Biocon, an established biosimilar manufacturer, has entered into a collaboration with Pfizer to commercialize biosimilar versions of Humalog® and NovoLog®. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of BIOD-105 or BIOD-107.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We have previously relied on a number of manufacturers such as Hyaluron, Inc. and Wockhardt, Ltd., to manufacture our product candidates, but we do not have commercial supply agreements with these third parties.

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

If our suppliers, principally our sole insulin supplier, fail to deliver materials and provide services needed for the production of BIOD-105 or BIOD-107 or any alternative rapid-acting insulin or insulin analog in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

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

We have entered into an agreement with our existing single insulin supplier from which we obtain all of the insulin that we use for testing and manufacturing BIOD-105 or BIOD-107 or any alternative rapid-acting insulin formulation based on recombinant human insulin. Our agreement with this insulin supplier will terminate in December 2011. We are discussing the possibility of extending this supply agreement beyond 2011, depending on our strategic plans, but we cannot guarantee that this effort will be successful.

We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete the full development program for BIOD-105 or BIOD-107 required by the FDA in order to receive approval to market BIOD-105 or BIOD-107. We may seek to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We do not anticipate being able to qualify a new insulin supplier prior to December 2011. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of recombinant human insulin and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and possible commercialization of BIOD-105 or BIOD-107, which may have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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

We have been granted one U.S. patent, one European patent, one Hong Kong patent, and one Australian patent that encompasses our Linjeta® formulations of rapid-acting insulin, including BIOD-105 and BIOD-107.  In addition, we have several pending United States and corresponding foreign and international patent applications relating to Linjeta® and our other product candidates. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

The active and inactive ingredients in our Linjeta® formulations of rapid-acting insulin, including BIOD-105 and BIOD-107, have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, or if the requirements for BIOD-105 or BIOD-107 under Section 505(b)(2) are not as we expect, the approval pathway will take longer and cost more than anticipated and in either case may not be successful.

We believe BIOD-105 or BIOD-107 and our other rapid-acting insulin formulations using recombinant human insulin qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA has not published any guidance that specifically addresses an NDA for an insulin product candidate under Section 505(b)(2). No other insulin product has yet been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, we would have to conduct additional studies, provide additional data and information, and meet additional standards for approval. The time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

Moreover, even if BIOD-105 or BIOD-107 or an alternate rapid-acting insulin is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

In addition, the federal and state regulations, policies or guidance may change and new ones may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations implemented or modified, or what the impact of such changes, if any, may be.

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

We are highly dependent on Dr. Errol B. De Souza, our President and Chief Executive Officer, Gerard Michel, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees.

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

In August 2010 we sold to two institutional investors 2,398,200 shares of our common stock and warrants to purchase 2,398,200 shares of our common stock, resulting in gross proceeds to us, before deducting placement agents’ fees and offering expenses, of approximately $9.4 million. The warrants to purchase 2,398,200 shares of our common stock had an initial exercise price of $4.716, subject to re-pricing following our receipt of the complete response letter for Linjeta™. On December 1, 2010, the exercise price of the warrants was re-set to become $1.56 per share as per the terms of the warrant. These warrants will expire on December 1, 2011, one year and 21 trading days following the our receipt of the FDA’s complete response letter for Linjeta™.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 29, 2011, we had approximately 26.5 million shares of common stock outstanding. Of these, approximately 5 million shares are able to be sold in accordance with the SEC’s Rule 144 and the remainder is generally freely tradable without restriction under securities laws.

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

BIODEL INC.
Dated: May 9, 2011	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.