Form 10-Q
period 2011-06-30
Biodel Inc
filed 2011-08-09
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 29, 2011 there were 38,605,483 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at September 30, 2010 and June 30, 2011 (unaudited)	1

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2010 and 2011 and for the period from December 3, 2003 (inception) to June 30, 2011	2

Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to June 30, 2011	3

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2010 and 2011 and for the period from December 3, 2003 (inception) to June 30, 2011	6

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	30

Item 6. Exhibits	44

Signatures	45
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Biodel Inc.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2010	2011
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$22,922	$41,999
Restricted cash	150	60
Marketable securities, available for sale	6,001	—
Taxes receivable	116	86
Other receivables	11	9
Prepaid and other assets	365	497

Total current assets	29,565	42,651

Property and equipment, net	2,998	2,432
Intellectual property, net	53	50
Other assets	—	9

Total assets	$32,616	$45,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,989	$102
Accrued expenses:
Clinical trial expenses	1,362	974
Payroll and related	357	954
Accounting and legal fees	300	228
Severance	—	686
Other	334	241
Income taxes payable	45	47

Total current liabilities	4,387	3,232

Common stock warrant liability	4,169	9,717
Other long term liabilities	—	313

Total liabilities	$8,556	$13,262

Commitments
Stockholders’ equity:
Series A preferred stock, $.01 par value; 50,000,000 shares authorized; 0 and 1,813,944 outstanding	—	18
Common stock, $.01 par value; 100,000,000 shares authorized; 26,399,764 and 38,605,483 issued and outstanding	264	386
Additional paid-in capital	188,549	210,955
Accumulated other comprehensive income	1	—
Deficit accumulated during the development stage	(164,754)	(179,479)

Total stockholders’ equity	24,060	31,880

Total liabilities and stockholders’ equity	$32,616	$45,142

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2011	2010	2011	2011
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	5,890	2,941	21,658	11,349	127,577
General and administrative	2,780	2,382	8,573	7,264	54,889

Total operating expenses	8,670	5,323	30,231	18,613	182,466
Other (income) and expense:
Interest and other income	(3)	(20)	(10)	(30)	(5,536)
Interest expense	—	—	—	—	78
Adjustment to fair value of common stock warrant liability	—	(1,355)	—	(3,890)	(2,636)
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(8,667)	(3,948)	(30,221)	(14,693)	(174,999)
Tax provision (benefit)	(38)	26	(35)	32	(580)

Net loss	(8,629)	(3,974)	(30,186)	(14,725)	(174,419)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(8,629)	$(3,974)	$(30,186)	$(14,725)	$(179,479)

Net loss per share — basic and diluted	$(0.36)	$(0.12)	$(1.26)	$(0.51)

Weighted average shares outstanding — basic and diluted	23,944,386	33,017,859	23,892,899	28,635,431

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Accumulated Other	Accumulated During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Shares issued to employees	732,504	$7	—	$—	—	$—	$(7)	$—	$—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308	—	—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Share-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Accumulated Other	Accumulated During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Share-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Share-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	237	—	—	—	—	171,506	(62)	(83,194)	88,487

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Accumulated Other	Accumulated During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	238	—	—	—	—	176,764	—	(126,464)	50,538

Registered direct financing net of offering expenses	2,398,200	24	—	—	—	—	8,688	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Share-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	32,320	—	—	—	—	—	68	—	—	68
Net unrealized gain (loss) – marketable securities	—	—	—	—	—	—	—	1	—	1
Sales of stock – ESPP	165,572	2	—	—	—	—	323	—	—	325
Net Loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	26,399,764	264	—	—	—	—	188,549	1	(164,754)	24,060

Registered direct financing net of offering expenses	12,074,945	121	1,813,944	18	—	—	27,822	—	—	27,961
Initial value of warrants issued in a registered direct financing	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Share-based compensation	—	—	—	—	—	—	3,905	—	—	3,905
Stock options exercised	417	—	—	—	—	—	—	—		—
RSUs granted	62,149	1	—	—	—	—	(1)	—	—	—
Unrealized gain (loss) – marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Sales of stock - ESPP	68,208	—	—	—			118	—	—	118
Net Loss	—	—	—	—	—	—	—	—	(14,725)	(14,725)

Balance, June 30, 2011 (unaudited)	38,605,483	$386	1,813,944	$18	—	$—	$210,955	$—	$(179,479)	$31,880

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
	Nine months		2003
	ended		(inception) to
	June 30,		June 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(30,186)	$(14,725)	$(174,419)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	736	732	3,872
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	4,147	3,948	24,780
Share-based compensation for non-employees	(30)	(43)	2,275
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
Adjustment to fair value of common stock warrant liability		(3,890)	(2,636)
(Increase) decrease in:
Taxes receivable	(68)	30	(86)
Other receivables	(1,406)	2	(9)
Prepaid expenses and other assets	(200)	(141)	(506)
Increase (decrease) in:
Accounts payable	14	(1,887)	102
Income taxes payable	(26)	2	47
Accrued expenses and long term liabilities	(3,961)	1,043	3,615

Total adjustments	(794)	(204)	32,601

Net cash used in operating activities	(30,980)	(14,929)	(141,818)

Cash flows from investing activities:
Purchase of property and equipment	(174)	(163)	(6,264)
Purchase of marketable securities	(6,005)	—	(31,614)
Sale of marketable securities	—	6,000	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash (used in) provided by investing activities	(6,179)	5,837	(6,603)

Cash flows from financing activities:
Restricted cash	—	90	(60)
Options exercised	43	—	1,000
Warrants exercised	—	—	535
Employee stock purchase plan	326	118	794
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	2,685	2,685
Net proceeds from sale of common stock	—	25,276	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	369	28,169	190,420

Net (decrease) increase in cash and cash equivalents	(36,790)	19,077	41,999

Cash and cash equivalents, beginning of period	54,640	22,922	—

Cash and cash equivalents, end of period	$17,850	$41,999	$41,999

Biodel Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2010	2011	2011
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	60	—	306
Non-cash financing and investing activities:
Warrants issued in connection with registered direct financing	$—	$9,438	$12,353
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. (“Biodel” or the “Company,” and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company is focused on the development and commercialization of innovative treatments for diabetes. The Company develops product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. The Company’s proprietary formulations of injectable recombinant human insulin, known as Linjeta™ (and previously referred to as VIAject®), represent the Company’s most advanced development program. These formulations are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes, and the Company therefore refers to them as its “ultra-rapid-acting” insulin formulations. An earlier formulation of Linjeta™ was the subject of a New Drug Application ("NDA") that the Company submitted to the U.S. Food and Drug Administration (“FDA”) in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to the Company at a meeting in January 2011, the Company decided to study newer formulations of recombinant human insulin, or RHI, in earlier stage clinical trials prior to initiating the pivotal Phase 3 clinical trials requested by the FDA. The Company refers to these newer RHI-based formulations as BIOD-105 and BIOD-107. The Company has completed a Phase 1 clinical trial of BIOD-105 and BIOD-107, and an investigator-sponsored Phase 1 clinical trial of these product candidates is ongoing

The Company’s earlier stage product candidates include insulin analogs formulated with the technology the Company has developed for RHI, a sublingual tablet formulation of insulin and a stabilized formulation of glucagon, a line of basal insulins.

Basis of Presentation

The financial statements have been prepared by the Company and are unaudited. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the September 30, 2010 audited financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (the “Annual Report”). The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or any other interim period.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU No. 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU No. 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not expect the adoption of ASU No. 2011-5 to have a material effect on the Company’s financial statements.

2. Restricted Cash

Restricted cash as of September 30, 2010 and June 30, 2011 consisted of $150 and $60, respectively, in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of June 30, 2011, the Company had liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Monte Carlo simulation method for the warrants issued in connection with the Company’s August 2010 financing and by the Black-Scholes valuation model for the warrants issued in connection with the Company’s May 2011 financing. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. The Black-Scholes valuation model takes in account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company’s fair value measurements of the Company’s cash, cash equivalents and restricted cash was classified as a Level 1 input and the warrant liability as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$41,999	$41,999	$—	$—
Restricted cash	60	60	—	—

Subtotal	42,059	42,059	—	—

Liabilities:
Common stock warrant liability (see Note 8)	(9,717)	—	—	(9,717)

Subtotal	(9,717)	—	—	(9,717)

Total	$32,342	$42,059	$—	$(9,717)

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurement Using Significant Unobservable Inputs (Level 3)
Balance at September 30, 2010	$4,169
Initial fair value at date of issuance (Note 8)	9,438
Adjustment to fair value of common stock warrant liability	(3,890)

Balance at June 30, 2011	$9,717

4. Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and nine months ended June 30, 2011, the Company expensed approximately $0 and $2.4 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Until the Company completes Phase 1, Phase 2 and Phase 3 clinical trials with a preferred commercial formulation, resubmits an NDA and receives FDA approval, the Company will continue to expense pre-launch inventory as research and development.

5. Share-Based Compensation

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

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge, which includes stock-based compensation charges related to RSU awards and the 2005 Employee Stock Purchase Plan, for the three and nine months ended June 30, 2010 and 2011 were $1,514, $1,274, $4,147, and $3,948, respectively. At June 30, 2011, the total compensation charge related to non-vested options to employees and directors not yet recognized was $3,498 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes pricing model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The total compensation charge or credit for options granted to non-employees for the three and nine months ended June 30, 2010 and 2011 were $(6), $0, $(30), and $(43), respectively.

The following table summarizes the stock option activity during the nine months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life in Years	Value
Outstanding options, September 30, 2010	4,635,532	$9.68		$102
Granted	1,163,273	1.66		$253
Exercised	417	1.41
Forfeited, expired	(225,417)	11.96		—
Outstanding options, June 30, 2011	5,572,971	$7.92	5	$257

Exercisable options, June 30, 2011	3,133,573	$10.59	4	$102

The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2010 and 2011 are determined as discussed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Expected life (in years)	3.77-5.25	3.77-5.25	3.77-5.25	3.77-5.25
Expected volatility	65%	66 – 70%	64 - 77%	34 - 72%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.23– 2.43%	0.75 – 1.97%	1.30 – 2.69%	0.75 – 2.24%
Weighted average grant date fair value	$4.74	$2.00	$4.10	$1.66

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

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of June 30, 2011, the executives, the board of directors and employees had 82,822 vested RSUs, of which 62,149 vested on December 15, 2010 and were distributed as shares of common stock on February 8, 2011.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Stock compensation expense — RSUs	$62	$164	$144	$446

At June 30, 2011, there was $1,005 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2010 through June 30, 2011:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested balance at October 1, 2010	249,020	$3.95
Changes during the period:
Shares granted	362,562	$1.89
Shares vested and issued	(62,149)	$4.23
Shares forfeited or expired	(3,701)	$3.95

Outstanding balance at June 30, 2011	545,732
Shares vested, not issued	(20,673)	$5.08

Non-vested balance at June 30, 2011	525,059	$2.48

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three and nine months ended June 30, 2010 and 2011 were $224, $22, $425, and $42, respectively.

An aggregate of 1,700,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of June 30, 2011, a total of 1,364,379 shares were reserved and available for issuance under the Purchase Plan. As of June 30, 2011, the Company has issued 335,621 shares under the Purchase Plan.

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

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses upon a 50% or more change in ownership in the Company within a three-year period. As a result of the registered direct offering that the Company completed in May 2011 (Note 8), a significant change in the ownership of the Company occurred, which limits on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company will complete a formal Section 382 analysis review by the end of this fiscal year to determine the impact on its financial statements.

The Company’s effective tax rate for the three and nine months ended June 30, 2010 and 2011 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

7. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, warrants and RSUs excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Common shares underlying warrants issued in registered direct offerings	—	11,425,972	—	11,425,972
Common shares underlying warrants for Series A Preferred Stock issued in July 2005	118,815	118,815	118,815	118,815
Stock options	4,624,485	5,572,971	4,624,485	5,572,971
Restricted stock units	249,910	545,732	249,910	545,732

8. Financings

May 2011 Financing

In May 2011, the Company completed a registered direct offering of an aggregate of 12,074,945 shares of the Company’s common stock, 1,813,944 shares of the Company’s Series A Preferred Stock and warrants to purchase 9,027,772 shares of the Company’s common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.65 of a share of common stock, at an exercise price of $2.48 per share of the Company’s common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.65 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $2.16 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28.0 million from this financing.

Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the May 2011 financing will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per the terms of the warrants, the holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustment to fair value of common stock warrant liability”), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Because the warrants issued in the May 2011 financing do not contain a repricing provision, the Company is using the Black-Scholes valuation model to estimate the fair value of the warrants. Using this model, the Company recorded an initial warrant liability of $9,438 as of May 18, 2011 (warrant issuance date). The significant assumptions of the model were warrants and common stock outstanding, remaining terms of the warrants, the per stock price of $2.06, a risk-free rate of 1.89% and expected volatility rate of 75%.

At June 30, 2011, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $8,062. The decrease in the fair value of the warrants from May 18, 2011 mainly reflects the decrease in the value of the Company’s common stock price from the date of issuance to June 30, 2011.

During the three months ended June 30, 2011, the Company recorded a decrease to Adjustment to fair value of common stock warrant liability of $1,375 to Adjustment to fair value of common stock warrant liability, within Other (income) expense, to reflect the decrease in the valuation of the warrants from May 18, 2011 to June 30, 2011.

The following summarizes the changes in value of the warrant liability from the date of issuance through June 30, 2011:

Balance at September 30, 2010	$-
Initial fair value, at the date of issuance	9,438
Decrease in fair value	(1,375)

Balance at June 30, 2011	$8,063

August 2010 Financing

In August 2010, the Company completed a registered direct offering of an aggregate of 2,398,200 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $3.93 per unit. These units were not issued or certificated. The shares and warrants were immediately separated and the Company issued 2,398,200 shares of its common stock and warrants to purchase an additional 2,398,200 shares of the Company’s common stock at an initial exercise price of $4.716 per share, subject to re-pricing following the Company’s receipt of the complete response letter for Linjeta™. On December 1, 2010, the exercise price of the warrants was reset to $1.56 per share as per the terms of the warrant. On May 12, 2011, the exercise price of the warrants was reset to $1.175 per share per the terms of the warrant. These warrants will expire on December 1, 2011. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8.7 million from this financing.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the August 2010 financing will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the warrant at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per the terms of the warrants, the holders have up to 30 days following any such transaction to exercise this right.

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustment to fair value of common stock warrant liability”), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Monte Carlo simulation method that takes into account estimated probabilities of possible outcomes provided by the Company. At the date of the transaction, the fair value of the warrant liability was $2,915 utilizing the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

At June 30, 2011, the fair value of the warrant liability determined utilizing the Monte Carlo simulation method was approximately $1,654. The decrease in the fair value of the warrants from September 30, 2010 mainly reflects the decrease in the value of the Company’s common stock price from September 30, 2010 to June 30, 2011.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

During the three months ended June 30, 2011, the Company recorded an increase to Adjustment to fair value of common stock warrant liability of $20 and during the nine months ended June 30, 2011 the Company recorded a decrease of $2,515 to Adjustment to fair value of common stock warrant liability, within Other (income) expense, to reflect the decrease in the valuation of the warrants from September 30, 2010 to June 30, 2011.

The following summarizes the changes in value of the warrant liability from the date of issuance through June 30, 2011:

Balance at September 30, 2010	$4,169
Decrease in fair value	(2,515)

Balance at June 30, 2011	$1,654

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model (May 2011 financing) and the Monte Carlo simulation method (August 2010 financing) to calculate the fair value as of June 30, 2011.

At the measurement dates, the Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model. Fair value at the measurement date of June 30, 2011 was estimated using the following assumptions:

May 2011 Financing	June 30,
2011
Stock price	$1.87
Exercise price	$2.48
Risk-free interest rate	1.76%
Expected remaining term	4.88 years
Expected volatility	75%
Dividend yield	0%
Warrants outstanding May 2011 registered direct	9,027,772
Common stock outstanding	38,605,483

At the measurement date, the Company estimated the fair value for the August 2010 warrants using the Monte Carlo simulation method. Fair value at the measurement date of June 30, 2011 was estimated using the following assumptions:

August 2010 Financing	June 30,
2011
Risk-free interest rate	.10%
Expected remaining term	.42 years
Expected volatility	100%
Dividend yield	0%

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

As such, given that the May 2011 and August 2010 warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2011 earnings per share calculation since their inclusion would be anti-dilutive.

9. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement (the “employment agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 and $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of June 30, 2011, the Company has paid $365 in salary, bonus and benefits continuation per the terms of the agreement; $682 has been classified in short term obligation and $313 in other long term liabilities.

Leases

As of June 30, 2011, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.

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

Lease expense for the three and nine months ended June 30, 2010 and 2011 were $151, $160, $447, and $476, respectively.

Restructuring Charge

In January 2011, the Company implemented a restructuring plan that resulted in a reduction in force affecting 16 employees, none of whom are executives of the Company. Employees directly affected by the reduction were provided with severance payments and continuation of benefits for a limited term. The positions impacted were across the Company’s business functions, including research and development, clinical, operations and general and administrative departments. As a result of the restructuring plan, the Company recorded an aggregate restructuring charge of approximately $406 in the fiscal quarter ended March 31, 2011 for severance and other personnel related expenses, such as employee benefits, of which $402 was paid and $4 is classified as a short term obligation as of June 30, 2011.

Biodel Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

10. Subsequent Event

In July 2011, the Company executed an amendment to its existing agreement with its supplier of recombinant human insulin, which extends the term of the existing supply agreement to June 30, 2018 and releases the Company from any purchase commitments until the third calendar quarter of 2014.  The Company agreed to new purchase commitments totaling approximately $18,000, at current exchange rates, between 2014 and 2018.  Both parties have the right to terminate the agreement with six months notice, with the Company having the option to purchase significant additional quantities if the supplier terminates the agreement prior to June 30, 2018.

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

Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105, BIOD-107 or any other RHI- or insulin analog-based formulation;

•	our ability to develop and commercialize RHI- or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our proprietary formulations of injectable recombinant human insulin, known as Linjeta™ (and previously referred to as VIAject®), represent our most advanced development program. These formulations are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes, and we therefore refer to them as our “ultra-rapid-acting” insulin formulations. An earlier formulation of Linjeta™ was the subject of a New Drug Application ("NDA") that we submitted to the U.S. Food and Drug Administration (“FDA”) in December 2009.

In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January 2011, we decided to study newer formulations of recombinant human insulin, or RHI, in earlier stage clinical trials prior to initiating the pivotal Phase 3 clinical trials requested by the FDA.  We refer to these newer RHI-based formulations as BIOD-105 and BIOD-107. The objective of these clinical trials is to determine whether one or more of our newer RHI-based formulations is likely to offer a combination of pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that is preferable to the Linjeta™ formulation that was the subject of the complete response letter.

In August 2011, we completed patient visits and analyzed top-line data from the first Phase 1 clinical trial of BIOD-105, BIOD-107 and the insulin analog marketed as Humalog®. The trial was a single-center, randomized, double-blind, three-period crossover trial in 18 subjects with Type 1 diabetes. Each study drug was administered on separate days. The objective of the trial was to evaluate the pharmacokinetic and pharmacodynamic characteristics and injection site toleration of BIOD-105 and BIOD-107, as compared to Humalog®. Pharmacodynamics were assessed using the euglycemic clamp method. Local injection site discomfort was measured after each test injection with a 100 mm visual analog scale, or VAS, and with additional questions pertaining to injection site toleration.

Our analysis of the top-line data from Phase 1 clinical trial of BIOD-105 and BIOD-107 indicated that both formulations were more rapidly absorbed than Humalog® (t1/2 early 15.3, 16.6, 23.7 minutes respectively, p<0.001 for either BIOD formulation compared to Humalog®).  The decline of serum insulin levels following peak was slower with BIOD-105 and BIOD-107 compared to Humalog®. The metabolic effect induced by BIOD-105 and BIOD-107 tended to be higher in the first hour after injection than that associated with Humalog®, although this difference did not achieve statistical significance. BIOD-105 and BIOD-107 exhibited lower peak metabolic effects relative to Humalog® and slower declines in metabolic action.  With regard to toleration, there were no significant differences in the VAS scores between BIOD-105, BIOD-107 and Humalog® (arithmetic mean scores of 4.9 ± 2.1, 2.6 ± 0.9, and 1.2 ± 0.4 mm, respectively, p=0.082 for BIOD-105 to Humalog® and p=0.850 for BIOD-107 to Humalog® comparisons). The frequency of injections associated with mild or no discomfort was 94% for BIOD-105 and 100% for BIOD-107 and Humalog®. Most study drug injections were associated with discomfort equal to or less than that associated with the patient’s usual meal time injections at home (88% of injections for BIOD-105, 100% of injections for BIOD-107 and Humalog®).

Based on our preliminary review of the of the top-line data from the recently completed trial of BIOD-105 and BIOD-107, we have postponed our decision regarding the commencement of a Phase 2 clinical trial to enable us to review the top-line data from an ongoing investigator-sponsored clinical trial of BIOD-105 and BIOD-107 at Oregon Health and Sciences University. This clinical trial is designed to compare BIOD-105 and BIOD-107 to Humalog® when delivered by insulin pumps and to evaluate the pharmacokinetic and pharmacodynamic characteristics and toleration among the study drugs. Patient treatment for this clinical trial is expected to be competed in the quarter ending September 30, 2011.

In addition to our RHI-based BIOD-105 and BIOD-107 formulations, we are using our formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as BIOD-105 and BIOD-107 and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations.

In the quarter ended June 30, 2011, we completed initial preclinical studies of several formulations based on an inslulin analog. These formulations were studied in diabetic swine to determine their potential pharmacokinetic and pharmacodymic characteristics. These formulations were also subjected to accelerated stability testing. The active pharmaceutical ingredient, or API, used in these formulations was provided to us by a third-party pharmaceutical company pursuant to a material transfer agreement. In exchange for providing the API, we have agreed to preserve for the pharmaceutical company, for a limited period of time, the right to license our analog-based technology on an exclusive basis.

We expect to present an update on the path forward and development timelines for both RHI- and analog-based ultra-rapid-acting formulations in the fourth calendar quarter of 2011.  In connection with our requirements for RHI, in July 2011 we finalized an agreement with our supplier of RHI that extends the term of our existing supply agreement until June 2018 and suspends our remaining purchase commitments until the third calendar quarter of 2014.

In November 2010, we announced that we had been awarded $1.2 million in research grants under the Internal Revenue Service's therapeutic discovery tax credit program and subsequently received the funds in January 2011. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing up to 50 percent of eligible qualified investments in therapeutic discovery projects during tax years 2009 and 2010. These funds will be used to support our ultra-rapid-acting insulin programs as well as our sublingual tablet formulation of insulin, stabilized glucagon, extended glargine and glucose regulated basal glargine insulin development projects.

Effective December 14, 2010, Dr. Solomon Steiner, our former Chief Scientific Officer, retired from all his management positions with us. On the same date, we and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with us that were conditioned upon his signing the release. We recorded a charge of $1.36 million for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 thousand in the three months ended December 31, 2010. As of June 30, 2011, we have paid $365 thousand in salary, bonus and benefits continuation per the terms of the agreement; $682 thousand has been classified in short term obligation and $313 thousand in other long term liabilities.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, registered direct offerings in August 2010 and May 2011 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net losses were $4.0 million and $14.7 million for the three and nine months ended June 30, 2011, respectively. As of June 30, 2011, we had a deficit accumulated during the development stage of $179.5 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and share-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 70% and 30%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

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

As a result of implementing a reduction in force in January 2011, we expect research and development expenses for the fiscal year ending September 30, 2011 to decrease as we focus our efforts on conducting preclinical studies and Phase 1 clinical trials to study BIOD-105 and BIOD-107 and other new formulations of RHI or insulin analogs in order to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting formulations. Over the longer term, however, we anticipate these expenses will increase as we:

•	conduct preclinical studies and clinical trials to determine whether and how to advance the clinical development of and seek regulatory approval for an RHI- or insulin analog-based formulation;

•	conduct preclinical studies with earlier stage product candidates and make limited investments in order to advance proof-of-concept formulations; and

•	purchase RHI and other materials as required under existing contractual commitments.

We have used our employee and infrastructure resources across multiple research projects and our drug development program for Linjeta™. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting mealtime insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended		Nine Months Ended		December 3, 2003 (inception)
	June 30,		June 30,		to June 30,
	2010	2011	2010	2011	2011
		(in thousands)
Research and development expenses:
Preclinical expenses	$727	$782	$2,078	$2,715	$17,715
Manufacturing expenses	1,819	663	6,971	4,697	35,652
Clinical/regulatory expenses	3,344	1,496	12,609	3,937	74,210
Total	$5,890	$2,941	$21,658	$11,349	$127,577

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105, BIOD-107 or any other RHI- or insulin analog-based formulation;

•	our ability to develop and commercialize RHI- or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with our product candidates and the clinical development program required to support use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

A change in the outcome of any of these variables with respect to the development of BIOD-105 or BIOD-107 or our other product candidates could mean a significant change in the costs and timing associated with product development.

Restricted Cash

Restricted cash as of September 30, 2010 and June 30, 2011 consisted of $150 thousand and $60 thousand, respectively, held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As a result of implementing a reduction in force in January 2011, we expect general and administrative expenses for the fiscal year ending September 30, 2011 to decrease as we focus our efforts on conducting Phase 1 clinical trials to study BIOD-105 or BIOD-107 and other new formulations of RHI or insulin analogs. Over the longer term, however, these expenses could increase as we approach the commercial launch of one of our product candidates.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three and nine months ended June 30, 2011, we expensed approximately $0 and $2.4 million, respectively, of costs associated with the purchase of RHI as research and development expense after it passed quality control inspection by us and transfer of title occurred. As a result of receiving the FDA’s complete response letter with respect to our Linjeta™ NDA, we continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of BIOD-105 or BIOD-107, or an alternate product candidate for which the inventory is applicable, and we file a related NDA or NDA supplement for review by the FDA.

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

Warrant Liability

In May 2011, we completed a registered direct offering of an aggregate of 12,074,945 shares of our common stock, 1,813,944 shares of our Series A Preferred Stock and warrants to purchase 9,027,772 shares of our common stock at an exercise price of $2.48 per share. These warrants will expire on May 17, 2016, five years from the issuance date of May 18, 2011. In the event we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require us to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per the terms of the warrants, the holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, we recognize the warrants as liabilities at their fair value on each reporting date.

Our warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustment to fair value of common stock warrant liability”), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Because the warrants issued in the May 2011 financing do not contain a repricing provision, we are using the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes in account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $9.4 million as of the initial warrant issuance date. The significant assumptions by the model were warrants and common stock outstanding, remaining terms of the warrants, the per stock price of $2.06, a risk-free rate of 1.89% and expected volatility rate of 75%. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

In August 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock with an initial exercise price of $4.716 per share. In December 2011, the exercise price of the warrants was reset to $1.56 per share per the terms of the warrant. In May 2011, the exercise price of the warrants was reset to $1.175 per share per the terms of the warrants in connection with our May 2011 financing. These warrants are measured at fair value using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, the risk-free interest rate for the term of the warrant and the probability of a change of control. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.” These warrants will expire on December 1, 2011.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

Revenue. We did not recognize any revenue during the three months ended June 30, 2010 or 2011.

Research and Development Expenses.

	Three Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands)
Research and Development	$5,890	$2,941	$2,949	50%
Percentage of net loss	68%	74%

Research and development expenses were $2.9 million for the three months ended June 30, 2011, a decrease of $2.9 million, or 50%, from $5.9 million for the three months ended June 30, 2010. This reduction of expenses is directly related to: (i) savings of $1.0 million resulting from reduced expenses associated with fewer clinical trials; (ii) reduced manufacturing expenses of $1.0 million, primarily as a result of not purchasing RHI during this quarter; (iii) savings of $0.6 million in regulatory consulting and professional fees; and (iv) a reduction of $0.3 million in personnel costs due to the reduction in force in January 2011. Research and development expenses for the three months ended June 30, 2011 include $0.5 million in stock-based compensation expense related to options granted to employees.

General and Administrative Expenses.

	Three Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands)
General and Administrative	$2,780	$2,382	$398	14%
Percentage of net loss	32%	60%

General and administrative expenses were approximately $2.4 million for the three months ended June 30, 2011, a decrease of $0.4 million, or 14%, from $2.8 million for the three months ended June 30, 2010. During the quarter ended June 30, 2011, professional and consulting fees decreased by $0.3 million due to a savings in accounting fees and marketing consulting fees. The remaining $0.1 million reduction resulted from cost savings measures. General and administrative expenses for the three months ended June 30, 2011 include $0.8 million in stock-based compensation expense related to options granted to employees.

Interest and Other Income.

	Three Months Ended
	June 30,		Increase
	2010	2011	$	%
	(in thousands)
Interest and Other Income	$3	$20	$17	N/A
Percentage of net loss	—%	—%

Interest and other income was $20 thousand for the three months ended June 30, 2011, an increase of $17 thousand, from $3 thousand for the three months ended June 30, 2010. The increase resulted from interest on the higher cash balance generated by our May 2011 financing and moving our cash to a premium commercial money market fund which eliminated investment fees and yielded a higher return.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended
	June 30,			Decrease
	2010	2011		$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$—	$(1,355)	$	N/A	N/A
Percentage of net loss	—	35%

Adjustments to fair value of common stock warrant liability for the quarter ended June 30, 2011 was $1.4 million. This amount reflects a $1.4 million decrease in the liability associated with the May 2011 warrants and a $20 thousand increase in the liability associated with the August 2010 warrants. The warrant liability adjustments began in August 2010. Accordingly, there is no warrant liability adjustment in the results for the quarter ended June 30, 2010.

We use the Black-Scholes valuation model to calculate the fair value of the May 2011 warrants. Because the closing price of our common stock on June 30, 2011 of $1.87 per share was lower than the May 18, 2011 closing price of $2.06 per share, we decreased the fair value of the May 2011 warrant liability by $1.4 million. We use the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. As a result of the May 2011 financing, the exercise price of the August 2010 warrants was reset to $1.175 per share. In addition, the closing price of our common stock on June 30, 2011 of $1.87 was lower than the March 31, 2011 closing stock price of $2.10. As a result, we increased the fair value of the August 2010 warrant liability by $20 thousand. Until the warrants are exercised or expire, these warrants will be revalued each reporting period.

Net Loss and Net Loss per Share

	Three Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands, except per share amounts)
Net loss	$(8,629)	$(3,974)	$4,655	54%
Net loss per share	$(0.36)	$(0.12)

Net loss was $4.0 million, or $(0.12) per share, for the three months ended June 30, 2011 compared to $8.6 million, or $(0.36) per share, for the three months ended June 30, 2010. The decrease in net loss was primarily due to reduced clinical, regulatory, manufacturing, and general and administrative expenses as noted above. As a result of implementing a reduction in force in January 2011, we anticipate that our expenses for this fiscal year will decrease as we focus our efforts on conducting Phase 1 clinical trials to study BIOD-105 and BIOD-107. Over the longer term, however, these expenses could increase as we determine whether and how to advance our newer injectable mealtime insulin formulations and submit an amendment to our Linjeta™ NDA or submit a new NDA.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2011

Revenue. We did not recognize any revenue during the nine months ended June 30, 2010 or 2011.

Research and Development Expenses

	Nine Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands)
Research and Development	$21,658	$11,349	$10,309	48%
Percentage of net loss	72%	77%

Research and development expenses were $11.3 million for the nine months ended June 30, 2011, a decrease of $10.3 million, or 48%, from $21.7 million for the nine months ended June 30, 2010. The savings are directly related to the following: (i) clinical expenses decreased by $5.2 million due to completion of our Linjeta™ extension trials, which ended in February 2010; (ii) regulatory expenses decreased by $3.3 million due to professional fees associated with filing our NDA application, our 120 day safety update report and addressing follow-on questions from the FDA during the nine months ended June 30, 2010; (iii) as a result of finalizing our disposable pen design in fiscal year 2010, our disposable pen development cost dropped by $0.6 million; (iv) purchases of 25.0 kilograms of RHI during the nine months ended June 30, 2011 versus 35.5 kilograms of RHI during the nine months ended June 30, 2010, a savings of $1.1 million; (v) other cost saving measurements of $0.6 million in manufacturing; and (vi) a $1.2 million credit from a 48D IRS grant received in January 2011. These savings were offset by a $2.3 million increase in expenses, which resulted primarily from major events that occurred during the nine months ended June 30, 2011. They are (i) a one-time severance charge related to Dr. Steiner’s retirement of $1.4 million; (ii) $0.4 million in additional personnel charges associated with the reduction in force that occurred in January 2010; (iii) $0.2 million in additional pipeline development cost on stabilizing glucagon, a line of basal insulins and other more rapid-acting mealtime insulin formulations. Research and development expenses for the nine months ended June 30, 2011 include $1.6 million in stock-based compensation expense related to options granted to employees and $41 thousand in stock-based compensation credit related to options granted to non-employees.

General and Administrative Expenses

	Nine Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands)
General and Administrative	$8,573	$7,264	$1,309	15%
Percentage of net loss	28%	49%

General and administrative expenses were $7.3 million for the nine months ended June 30, 2011, a decrease of $1.3 million, or 15%, from $8.6 million for the nine months ended June 30, 2010. During the nine months ended June 30, 2011, our personnel expenses decreased by $0.7 million, as a result of lower headcount compared to 2010 and non-recurring CEO recruiting costs. Professional and consulting fees also decreased by $0.7 million due to fewer activities that required accounting, legal and marketing services. General and administrative expenses for the nine months ended June 30, 2011 include $ 2.3 million in stock based compensation expense related to options granted to employees and $2 thousand in stock- based compensation credit related to options granted to non-employees.

Interest and Other Income

	Nine Months Ended
	June 30,		Increase
	2010	2011	$	%
	(in thousands)
Interest and Other Income	$10	$30	$20	200%
Percentage of net loss	—	—

Interest and other income was $30 thousand for the nine months ended June 30, 2011, an increase of $20 thousand or 200%, from $10 thousand for the nine months ended June 30, 2010. The increase resulted from interest on the higher cash balance generated by our May 2011 financing and moving our cash to a premium commercial money market fund which eliminated investment fees and yielded a higher return.

Adjustment to Fair Value of Common Stock Warrant Liability.

	Nine Months Ended
	June 30,			Decrease
	2010	2011		$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$—	$(3,890)	$	N/A	N/A
Percentage of net loss	—	26%

Adjustment to fair value of common stock warrant liability for the nine months ended June 30, 2011 was $3.9 million. This amount reflects a $1.4 million decrease in the liability associated with the May 2011 warrants and a $2.5 million decrease in the liability associated with the August 2010 warrants. Because the warrant liability adjustments began in August 2010, there is no warrant liability adjustment in the results for the nine months ended June 30, 2010.

Net Loss and Net Loss per Share

	Nine Months Ended
	June 30,		Decrease
	2010	2011	$	%
	(in thousands, except per share amounts)
Net Loss	$(30,186)	$(14,725)	$15,461	51%
Net loss per share	$(1.26)	$(0.51)

Net loss was $14.7 million, or $(0.51) per share, for the nine months ended June 30, 2011 compared to $(30.2) million, or $(1.26) per share, for the nine months ended June 30, 2010. The decrease in net loss was primarily attributable to reduced expenses described above.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. We received an aggregate of $164.3 million from our initial public offering in May 2007, our follow-on offering in February 2008 and our registered direct offerings in August 2010 and May 2011.

At June 30, 2011, we had cash and cash equivalents totaling approximately $42.0 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $14.9 million for the nine months ended June 30, 2011 and $31.0 million for the nine months ended June 30, 2010. Net cash used in operating activities represents expenditures for general and administrative expenses, continued product pipeline development, conducting preclinical studies and clinical trials of our product candidates, purchases of clinical supplies and regulatory affairs. Net cash used in operating activities for the nine month ended June 30, 2011 includes $4.0 million fair value charges associated with revaluing the warrants issued in connection with the August 2010 and May 2011 registered direct offerings. These charges did not occur in 2010. Net cash used in operating activities for the nine months ended June 30, 2010 primarily include the following major charges: (i) $7.8 million in consulting and professional fees associated with filing our new drug application and 120 day safety data; (ii) an additional $1.1 million for the purchase of RHI inventory; and (iii) $0.7 million increased spending in professional fees associated with accounting, legal and marketing research services.

Net cash provided by (used in) investing activities was $5.8 million for the nine months ended June 30, 2011 and $(6.2) million for the nine months ended June 30, 2010. Net cash provided by investing activities for the nine months ended June 30, 2011 primarily reflects the sale of marketable securities offset by purchases of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2010 primarily reflects the purchase of marketable securities and property and equipment.

Net cash provided by financing activities was $28.2 million for the nine months ended June 30, 2011 and $369 thousand for the nine months ended June 30, 2010. Net cash provided by financing activities in the nine months ended June 30, 2011 primarily reflects approximately $28.0 million in proceeds, net of placement agent fees and other offering expenses, raised in our May 2011 registered direct financing and included $118 thousand from the sale of stock through our 2005 Employee Stock Purchase Plan and $90 thousand proceed due to reducing our restricted cash requirement. Net cash provided by financing activities in the nine months ended June 30, 2010 primarily reflects $326 thousand in proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan and $43 thousand in proceeds from the exercise of options.

In May 2011, we completed a registered direct offering of an aggregate of 12,074,945 shares of our common stock, 1,813,944 shares of our Series A Preferred Stock and warrants to purchase 9,027,772 shares of common stock at an exercise price of $2.48 per share. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.65 of a share of common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.65 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $2.16 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28.0 million from this financing.

In August 24, 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock at an exercise price of $4.716. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8.7 million from this financing. In December 2010, the exercise price of the warrants was reset to $1.56 per share and in May 2011, the exercise price of the warrants was reset to $1.175 per share in connection with our May 2011 financing.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of 2013. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for BIOD-105, BIOD-107 or any other ultra-rapid-acting formulation of RHI or an insulin analog. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105, BIOD-107 or any other RHI-or insulin analog-based formulation;

•	our ability to develop and commercialize RHI- or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with our product candidates and the clinical development program required to support use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments;

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We may receive additional proceeds from the exercise of the warrants that we issued in connection with our August 2010 and May 2011 registered direct offerings. Whether the warrants are exercised will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the warrant exercise price, which is currently $1.175 per share for the August 2010 warrants and $2.48 per share for the May 2011 warrants. The August 2010 warrants expire on December 1, 2011 and the May 2011 warrants expire on May 17, 2016.

We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2011 (in thousands):

		Less Than		3-5	More Than
	Total	1 Year	1-3 Years	Years	5 Years
Operating lease obligations	$1,948	681	1,220	$47	$—
Purchase commitments	4,370	—	—	4,370	—
Total fixed contractual obligations	$6,318	681	1,220	$4,417	$—

In July 2011, we executed an amendment to its existing agreement with its supplier of recombinant human insulin, which extends the term of the existing supply agreement to June 30, 2018 and releases us from any purchase commitments until the third calendar quarter of 2014.  We agreed to new purchase commitments totaling approximately $18 million, at current exchange rates, between 2014 and 2018.  Both parties have the right to terminate the agreement with six months notice, with us having the option to purchase significant additional quantities if the supplier terminates the agreement prior to June 30, 2018.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU No. 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU No. 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We do not expect the adoption of ASU No. 2011-5 to have a material effect on our financial statements.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $4.0 million and $14.7 million for the three and nine months ended June 30, 2011, respectively. As of June 30, 2011, we had a deficit accumulated during the development stage of approximately $179.5 million. We have invested a significant portion of our efforts and financial resources in the development of Linjeta™. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of Linjeta™, we address deficiencies with the chemistry, manufacturing and controls, or CMC, section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we have decided not to initiate new pivotal Phase 3 clinical trials with the formulation of Linjeta™ submitted in our NDA. We have instead commenced clinical development of new RHI-based ultra-rapid-acting insulin formulations – BIOD-105 and BIOD-107. These alternate formulations generally use the same or similar excipients as the formulation of Linjeta™ submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We have also commenced preclinical testing of ultra-rapid-acting formulations of insulin-anolog based product candidates. We expect to continue to incur significant operating losses for at least the next several years as we may:

•	conduct pre-clinical studies and clinical trials to study formulations of BIOD-105 and BIOD-107 and other RHI-and and insulin analog-based formulations that that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	commence a stability program to determine whether any of our alternate RHI-or insulin analog-based formulations are likely to present a commercially acceptable stability profile;

•	conduct additional clinical trials of our RHI-based formulations and, potentially, our insulin analog-based formulations, including a Phase 2 clinical trial and the two pivotal Phase 3 clinical trials requested by the FDA to support approval;

•	produce additional validation batches of vials and cartridges to support our NDA, if re-filed with the FDA;

•	conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of a disposable insulin pen either as an amendment or supplement to the NDA:

•	purchase RHI and other materials consistent with our existing contractual obligations; and

•	conduct additional clinical development of our other product candidates.

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

We are a development stage company with no commercial products. All of our product candidates are still being developed. All are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While we have reduced expenditures on our development programs that are not related to ultra-rapid-acting mealtime insulins, we do not expect our research and development expenses to decrease as we continue our formulation work. Unless we are successful in consummating a strategic partnership to develop and commercialize BIOD-105 or BIOD-107 or an alternate RHI-or insulin analog-based formulation, we may need to raise substantial additional capital to develop and commercialize a competitive mealtime insulin product. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of 2013.

We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize BIOD-105, BIOD-107 or any other RHI-or insulin analog-based formulation;

•	our ability to develop and commercialize RHI-or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the progress, timing or success of our product candidates, particularly BIOD-105 or BIOD-107, and that of our research, development and clinical programs, including any resulting data analyses;

•	the cost to develop an insulin pen for use with our product candidates and the clinical development program required to support use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We have depended heavily on the success of our ultra-rapid-acting mealtime insulin development program.

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

Our development of BIOD-105 or BIOD-107 or other RHI-or insulin analog-based formulations may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop mealtime insulin formulations designed to be more rapid-acting than currently available products, we cannot guarantee that our program to advance BIOD-105, BIOD-107 or any other RHI-or insulin analog-based formulation will be successful. Some of these formulations may be less stable in accelerated testing than the Linjeta™ formulation submitted in our NDA. We may be unable to develop a new formulation that is as tolerable and stable as is minimally acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of Phase 1 clinical trials.

We may never reinitiate significant expenditures on our earlier stage product candidates.

We have suspended significant expenditures on the development of product candidates that are not related to our ultra-rapid-acting insulin or insulin analogs. We cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not change.

The results of clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for Linjeta™ unless and until we conduct two new pivotal Phase 3 clinical trials using the final commercial formulation of Linjeta™, we address deficiencies with the CMC section of our NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. We have decided to advance alternate formulations, BIOD-105 or BIOD-107, into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of Linjeta™. Furthermore, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our ultra-rapid-acting RHI or insulin analog formulations will ultimately be successful. New information regarding the safety, efficacy and tolerability of our RHI or insulin analog formulations may arise that may be less favorable than the data observed to date with respect to our earlier formulations.

If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing that, with regard to BIOD-105 or BIOD-107 or any other RHI-or insulin analog based-formulation, the formulation is well-tolerated in chronic use;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	continued acceptable safety and tolerability profiles of the products following approval.

If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of BIOD-105 or BIOD-107 or alternate RHI- or insulin analog-based formulations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Any products that we bring to the market, including BIOD-105 or BIOD-107, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and the possibility that patients may experience more injection site discomfort than they experience with competing products.

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

We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from past or future clinical trials of Linjeta™, BIOD-105 or BIOD-107 or other formulations of ultra-rapid-acting insulins and other product candidates that we may put into the clinic. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk A/S, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage rapid-acting insulin formulations may be approved and compete with any ultra-rapid-acting insulin that we may develop. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of Humulin® R and Humalog® in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than Humulin® R or Humalog® alone. Novo Nordisk has reported that they have initiated clinical development of an fast-acting insulin analog intended to provide faster onset of action than the currently available fast-acting insulin analogs.

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

If our suppliers, principally our sole RHI supplier, fail to deliver materials and provide services needed for the production of BIOD-105 or BIOD-107 or any alternative RHI-or insulin analog-based formulation in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

We need access to sufficient, reliable and affordable supplies of RHI and other materials for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP. We can make no assurances that our suppliers, particularly our insulin supplier, will comply with cGMP.

We have entered into an agreement with our existing single RHI supplier from which we obtain all of the RHI that we use for testing and manufacturing BIOD-105 and BIOD-107 or any alternative RHI-based formulation. Our agreement with this insulin supplier has recently been amended so that it will terminate in June 2018.

We believe that our current supplies of RHI, together with the quantities of RHI called for under our existing supply agreement, will be sufficient to allow us to complete the full development program for BIOD-105 or BIOD-107 required by the FDA in order to receive approval to market BIOD-105 or BIOD-107. We may seek to qualify other insulin suppliers to serve as additional or alternative suppliers if we are unable or choose not to enter into a new commercial supply agreement with our existing supplier. We do not anticipate being able to qualify a new insulin supplier in the near term. Even if we do qualify a new supplier in a timely manner, the cost of switching or adding additional suppliers may be significant, and we cannot assure you that we will be able to enter into a commercial supply agreement with a new supplier on favorable terms. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of RHI and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and possible commercialization of an ultra-rapid-acting insulin, which may have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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

We have been granted one U.S. patent, one European patent, one Hong Kong patent, and one Australian patent that encompasses our Linjeta® formulations of ultra-rapid-acting insulin, including BIOD-105 and BIOD-107.  In addition, we have several pending United States and corresponding foreign and international patent applications relating to Linjeta® and our other product candidates. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

The active and inactive ingredients in our Linjeta® formulations of ultra-rapid-acting insulin, including BIOD-105 and BIOD-107, have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

We believe BIOD-105 or BIOD-107 and our RHI-based formulations qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA has not published any guidance that specifically addresses an NDA for an insulin product candidate under Section 505(b)(2). No other insulin product has yet been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, we would have to conduct additional studies, provide additional data and information, and meet additional standards for approval. The time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

In May 2011, we completed a registered direct offering of an aggregate of 12,074,945 shares of our common stock, 1,813,944 shares of our Series A Preferred Stock and warrants to purchase 9,027,772 shares of our common stock. These warrants have an exercise price of $2.48 per share and will expire on May 17, 2015.

In August 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase 2,398,200 shares of our common stock. These warrants had an initial exercise price of $4.716. In December 2010, the exercise price of the warrants was reset to $1.56 per share and in May 2011, the exercise price of the warrants was reset to $1.175 in connection with our May 2011 financing. These warrants will expire on December 1, 2011.

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

Item 6. Exhibits

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Operations for the three and nine months ended June 30, 2011 and June 30, 2010, (ii) Condensed Balance Sheets at June 30, 2011 and September 30, 2010, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2011 and June 30, 2010, (iv) Condensed Statements of Stockholders’ Equity and (v) Notes to Condensed Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.

Dated: August 9, 2011	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Operations for the three and nine months ended June 30, 2011 and June 30, 2010, (ii) Condensed Balance Sheets at June 30, 2011 and September 30, 2010, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2011 and June 30, 2010, (iv) Condensed Statements of Stockholders’ Equity and (v) Notes to Condensed Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.