Form 10-K
period 2011-09-30
Biodel Inc
filed 2011-12-15
CIK 1322505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33451

BIODEL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0136863 (I.R.S. Employer Identification No.)

100 Saw Mill Road Danbury, CT (Address of Principal Executive Offices)	06810 (Zip Code)

Registrant’s telephone number, including area code
(203) 796-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [  ]Ö     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was $48 million based on the last sales price at which the common stock was last sold on the NASDAQ Global Market on March 31, 2011.

The number of shares outstanding of the registrant’s common stock, as of November 30, 2011 was 38,709,537.

Portions of the registrant’s definitive Proxy Statement, or the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2011, for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2012 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

BIODEL INC.
INDEX TO REPORT ON FORM 10-K

		Page
	PART I
Item 1:	Business	3
Item 1A:	Risk Factors	15
Item 1B:	Unresolved Staff Comments	32
Item 2:	Properties	32
Item 3:	Legal Proceedings	32
Item 4:	Removed and Reserved	32

	PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6:	Selected Financial Data	34
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8:	Financial Statements and Supplementary Data	50
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	50
Item 9A:	Controls and Procedures	50

	PART III
Item 10:	Directors, Executive Officers and Corporate Governance	52
Item 11:	Executive Compensation	52
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13:	Certain Relationships and Related Transactions, and Director Independence	52
Item 14:	Principal Accountant Fees and Services	52

	PART IV
Item 15:	Exhibits and Financial Statement Schedules	52
EX-10.23
EX-10.24
EX-10.27
EX-21.1
EX-23.1
EX-31.01
EX-31.02
EX-32.01

i

(This page intentionally left blank)

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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•	the success of our product candidates, particularly our proprietary formulations of injectable insulin that are designed to be absorbed more rapidly than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes;

•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	the progress, timing or success of our research, development and clinical programs, including any resulting data analyses;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin;

•	our ability to develop and commercialize a proprietary formulation of injectable insulin that may be associated with less injection site discomfort than LinjetaTM (formerly referred to as VIAject®), which is the subject of a complete response letter we received from the FDA;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

PART I

ITEM 1: BUSINESS

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these reformulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations.

An earlier RHI-based formulation known as LinjetaTM (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for LinjetaTM could not be approved in its present form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of LinjetaTM prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to determine whether one or more of our newer RHI-based formulations was likely to offer a combination of pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that is preferable to the LinjetaTM formulation that was the subject of the complete response letter.

In August 2011, we completed patient visits and analyzed top-line data from the first Phase 1 clinical trial of two RHI-based formulations that we refer to as BIOD-105 and BIOD-107. The trial was a single-center, randomized, double-blind, three-period crossover trial in 18 subjects with Type 1 diabetes. Each study drug was administered on separate days. The objective of the trial was to evaluate the pharmacokinetic and pharmacodynamic characteristics and injection site toleration of BIOD-105 and BIOD-107, as compared to the insulin analog marketed as Humalog®. Pharmacodynamics were assessed using the euglycemic clamp method. Local injection site discomfort was measured after each test injection with a 100 mm visual analog scale, or VAS, and with additional questions pertaining to injection site toleration.

Based on our review of the of the data from our clinical trial of BIOD-105 and BIOD-107, as well as the results of a similar clinical trial conducted by Oregon Health & Science University in which BIOD-105 and BIOD-107 were administered by insulin pump in lieu of subcutaneous injection, we have determined that further formulation work is needed before advancing an RHI-based formulation into Phase 2 clinical testing. While BIOD-105 and BIOD-107 were more rapidly absorbed than Humalog®, and while both formulations were well-tolerated by patients, the relative serum insulin peak levels were lower and the decline following peak was slower with BIOD-105 and BIOD-107 compared to Humalog®, and the overall pharmacokinetic and pharmacodynamic profiles of BIOD-105 and BIOD-107 did not meet our target product profile.

In December 2011, we selected a new RHI-based formulation to study in a Phase 1 clinical trial. We plan to begin this clinical trial in the first calendar quarter of 2012. In addition, we continue to develop several ultra-rapid-acting insulin analog-based formulations to determine their potential pharmacokinetic, pharmacodynamic, tolerability and stability characteristics. In support of this development effort, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as an active pharmaceutical ingredient in our proprietary insulin analog-based formulations. We have agreed to preserve for the pharmaceutical company, for a limited period of time, the right to license our insulin analog-based technology on an exclusive basis.

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

Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of, or response to, insulin. There are two major types of diabetes — Type 1 and Type 2. In Type 1 diabetes, the body produces no insulin. In the early stages of Type 2 diabetes, although the pancreas does produce insulin, the body loses its early phase insulin response to a meal. In addition, the body’s cells do not respond as well as they should to a normal amount of insulin, a condition known as insulin resistance. According to the Centers for Disease Control and Prevention, or CDC, Type 2 diabetes is the more prevalent form of the disease, affecting approximately 90% to 95% of all people diagnosed with diabetes.

Even before any other symptoms are present, one of the first effects of Type 2 diabetes is the loss of the meal-induced first-phase insulin release. In the absence of the first-phase insulin release, the liver will not receive its signal to stop making glucose. As a result, the liver will continue to produce glucose at a time when the body begins to produce new glucose through the digestion of the meal, and the blood glucose level of patients with diabetes rises too high after eating, a condition known as hyperglycemia. Hyperglycemia causes glucose to attach unnaturally to certain proteins in the blood, interfering with these proteins’ ability to perform their normal function of maintaining the integrity of the small blood vessels. With hyperglycemia occurring after each meal, the tiny blood vessels eventually break down and leak. The long-term adverse effects of hyperglycemia include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, potentially requiring amputation of the extremities.

Current Treatments for Diabetes and their Limitations

Because patients with Type 1 diabetes produce no insulin, the primary treatment for Type 1 diabetes is daily intensive insulin therapy. The treatment of Type 2 diabetes typically starts with management of diet and exercise. Although helpful in the short-run, treatment through diet and exercise alone is not an effective long-term solution for the vast majority of patients with Type 2 diabetes. When diet and exercise are no longer sufficient, treatment commences with various non-insulin oral medications. These oral medications act, in part, by increasing the amount of insulin produced by the pancreas, by increasing the sensitivity of insulin-responsive cells, by reducing the glucose output of the liver or by some combination of these mechanisms. These treatments are limited in their ability to manage the disease effectively and generally have significant side effects, such as weight gain. Because of the limitations of non-insulin treatments, many patients with Type 2 diabetes deteriorate over time and eventually require insulin therapy to support their metabolism.

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

More importantly, even when properly administered, insulin injections do not replicate the natural time-action profile of insulin. In particular, the natural spike of the first-phase insulin release in a person without diabetes results in blood insulin levels rising within several minutes of the entry into the blood of glucose from a meal. By contrast, injected insulin enters the blood slowly, with peak insulin levels occurring within 80 to 100 minutes following the injection of recombinant human insulin.

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

A More Rapid-Acting Mealtime Insulin

Our proprietary ultra-rapid-acting formulations of RHI and insulin analogs are designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. One of the key features of our formulation technology is that it allows the RHI or insulin analog to disassociate, or separate, from the six molecule, or hexameric, form to the single molecule, or monomeric, form and inhibits re-association to the hexameric form. We believe that by favoring the monomeric form, our formulations may allow for more rapid delivery of insulin into the blood as the human body requires insulin to be in the form of a single molecule before it can be absorbed into the body to produce its desired biological effects. Based upon our preclinical and clinical data, we believe our RHI- and insulin analog-based formulations may produce a profile of insulin levels in the blood that is preferable to the profile typically observed when using the currently marketed “rapid-acting” insulin analogs.

Our Development of Ultra-Rapid-Acting Formulations

Clinical Trials of LinjetaTM.    We have conducted Phase 1, Phase 2 and Phase 3 clinical trials comparing the performance of our LinjetaTM formulation of RHI to either Humulin® R, which is a branded formulation of RHI, or Humalog®, which is one of the largest selling rapid-acting insulin analogs in the United States. In our Phase 1 and Phase 2 clinical trials, we observed that the LinjetaTM formulation was more rapidly absorbed than Humulin® R or Humalog® and, therefore, more likely to simulate the natural first-phase insulin release in response to a meal that would be typical of healthy individuals.

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

In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market LinjetaTM as a treatment for diabetes. The FDA accepted the NDA for review and the PDUFA action date for the NDA was October 30, 2010. On November 1, 2010, we announced that the FDA issued a complete response letter requesting additional information regarding our NDA for LinjetaTM. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection. The FDA requested that we conduct two new Phase 3 clinical trials using the commercial formulation of LinjetaTM, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes, to establish efficacy and safety as related to hypoglycemia and toleration.

Development of Additional RHI- and Insulin Analog-Based Formulations.    Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January 2011, we decided to study newer ultra-rapid-acting RHI- and insulin analog-based formulations in preclinical and earlier stage clinical trials. The objective of this development effort is to determine whether one or more of our newer formulations is likely to offer a combination of pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that is preferable to the LinjetaTM formulation that was the subject of the complete response letter.

In August 2011, we completed patient visits and analyzed top-line data from the first Phase 1 clinical trial comparing two newer RHI-based formulations, BIOD-105 and BIOD-107, to Humalog®. The trial was a single-center, randomized, double-blind, three-period crossover trial in 18 subjects with Type 1 diabetes. Each study drug was administered on separate days. The objective of the trial was to evaluate the pharmacokinetic and pharmacodynamic characteristics and injection site toleration of the three study drugs. Pharmacodynamics were assessed using the euglycemic clamp method. Local injection site discomfort was measured after each test injection with a 100 mm visual analog scale, or VAS, and with additional questions pertaining to injection site toleration. Our analysis of the top-line data from Phase 1 clinical trial of BIOD-105 and BIOD-107 indicated that both formulations were more rapidly absorbed than Humalog® (t1/2 early values of 15.3, 16.6, 23.7 minutes for BIOD-105, BIOD-107 and Humalog®, respectively; p<0.01 for either BIOD formulation compared to Humalog®). The decline of serum insulin levels following peak was slower with BIOD-105 and BIOD-107 compared to Humalog®. The metabolic effect induced by BIOD-105 and BIOD-107 tended to be higher in the first hour after injection than that associated with Humalog®, although this difference did not achieve statistical significance. BIOD-105 and BIOD-107 exhibited lower peak metabolic effects relative to Humalog® and slower declines in metabolic action. With regard to toleration, there were no significant differences in the VAS scores between BIOD-105, BIOD-107 and Humalog® (arithmetic mean scores of 4.9 ± 2.1, 2.6 ± 0.9, and 1.2 ± 0.4 mm for BIOD-105, BIOD-107 and Humalog®, respectively; p=0.08 for BIOD-105 to Humalog® and p=0.85 for BIOD-107 to Humalog® comparisons). The frequency of injections associated with mild or no discomfort was 94% for BIOD-105 and 100% for BIOD-107 and Humalog®. Most study drug injections were associated with discomfort equal to or less than that associated with the patient’s usual meal time injections at home (88% of injections for BIOD-105, 100% of injections for BIOD-107 and Humalog®).

Based on our review of the of the data from our Phase 1 clinical trial of BIOD-105 and BIOD-107, as well as a similar outcome in the clinical trial conducted by Oregon Health & Science University in which BIOD-105 and BIOD-107 were administered by insulin pump in lieu of subcutaneous injection, we have determined that further formulation work is needed before advancing an RHI-based formulation into Phase 2 clinical testing. While BIOD-105 and BIOD-107 were more rapidly absorbed than Humalog®, and while both formulations were well-tolerated by patients, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-105 and BIOD-107 did not meet our target product profile. In December 2011, we selected a new RHI-based formulation to study in a Phase 1 clinical trial. We plan to begin this clinical trial in the first calendar quarter of 2012. In addition, we continue to develop several ultra-rapid-acting RHI- and insulin analog-based formulations to determine their potential pharmacokinetic, pharmacodynamic, tolerability and stability characteristics.

We have contracted with N.V. Organon (formerly known as Diosynth B.V.), a global producer of insulin, to supply us with all of the insulin that we will need for the testing and manufacturing of our RHI-based formulations. Our agreement with N.V. Organon will terminate in June 2018. In addition, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as an active pharmaceutical ingredient in our proprietary insulin analog-based formulations.

Our Development of Other Product Candidates

In addition to our ultra-rapid-acting insulin formulations, we have developed prototype formulations of a liquid glucagon, a basal insulin and a glucose responsive insulin, in each case for use by patients with diabetes.

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

The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. An applicant receiving a complete response letter may resubmit the application with data and information addressing the FDA’s concerns or requirements, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA holder conduct new studies, make labeling changes, implement Risk Evaluation and Mitigation Strategies, and take other corrective measures.

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

Because we are developing new formulations of previously approved chemical entities, such as insulin, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The FDA may not agree that our product candidates are approvable as Section 505(b)(2) NDAs. Insulin is a small protein molecule which is known to be associated with significant intra- and inter-patient variability of absorption and resulting glucose lowering response. This makes it more difficult to demonstrate that two insulin substances are highly similar than would be the case with many small molecule drugs. The availability of the Section 505(b)(2) NDA pathway for insulin is even more controversial than for small molecule drugs, and the FDA may not accept this pathway for our insulin drug candidates. There is no specific guidance available for insulin Section 505(b)(2) NDAs. We are not aware of any insulin product that has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our products might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

Other types of exclusivity in the United States include orphan drug exclusivity and pediatric exclusivity. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Seven-year orphan drug exclusivity is available to a product that has orphan drug designation and that receives the first FDA approval for the indication for which the drug has such designation. Orphan drug exclusivity prevents approval of another application for the same drug for the same orphan indication, for a period of seven years, regardless of whether the application is a full NDA or a Section 505(b)(2) NDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

If approved, the primary competition for our ultra-rapid-acting RHI- or insulin analog-based formulations will be rapid-acting mealtime injectable insulins such as Humalog®, which is marketed by Eli Lilly, NovoLog®, which is marketed by Novo Nordisk, and Apidra®, which is marketed by Sanofi-Aventis.

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®), glulisine (the insulin analog in Apidra®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded more rapid pharmacokinetics and glucodynamics than RHI, Humalog®, Apidra® or NovoLog® alone. Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has an inhalable insulin product candidate for which an NDA was submitted in early 2009. Although currently the subject of a complete response letter from the FDA, which requested significant additional clinical development, the approval and acceptance of an inhaled insulin such as MannKind’s inhaled insulin could reduce the overall market for injectable prandial insulin.

Treatment practices can also change with the introduction of new classes of therapy. Currently glucagon-like peptide analogs such as Exanatide and Exanatide LAR, marketed by Eli Lilly, and Liraglutide, marketed by Novo Nordisk, are growing in usage and could delay the start of insulin usage in some patients therefore decreasing the size of the prandial insulin market.

While at this time there are no approved generic or biosimilar insulin analogs in the market in the United States or Europe, in other countries such as India there are multiple approved manufacturers of insulin analogs such has Humalog®. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. Biocon Limited, an established biosimilar manufacturer, has entered into a collaboration with Pfizer to commercialize biosimilar versions of Humalog® and NovoLog®. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates.

Intellectual Property and Proprietary Technology

Our technologies have been developed exclusively by our employees, without input from third parties.

In October 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing our ultra-rapid-acting insulin formulations. If all maintenance fees are paid, the patent will expire no earlier than January 2026. In addition, a related European Patent, EP 1 740 154, was granted in June 2009 and expires in March 2025 in the designated countries if all annuity fees are paid. Applications with claims directed to formulations containing insulin, insulin derivatives or analogs are currently pending in the U.S. and foreign patent offices. Claims to the analogs or derivatives have been indicated to be allowable by the European Patent Office. We have filed several patent applications designed to cover our proprietary technologies relating to our other potential product candidates.

Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued.

The individual active and inactive ingredients in our ultra-rapid-acting RHI-based formulations have been known and used for many years and, therefore, are no longer subject to patent protection, except in proprietary combinations. Accordingly, our patent and pending applications are directed to the particular formulations of these ingredients in our products, and to their use. Although we believe our formulations and their uses are or will be patented and provide a competitive advantage, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

Manufacturing

We have previously used our laboratory in Danbury, Connecticut to meet the limited manufacturing requirements of some of our product candidates through Phase 2 clinical trials and we may continue to do so in the future. We intend to also manufacture our product candidates by contracting with third parties that operate manufacturing facilities in accordance with cGMP.

We have contracted with N.V. Organon (formerly known as Diosynth B.V.), a global producer of insulin, to supply us with all of the insulin that we will need for the testing and manufacturing of our RHI-based formulations. Our agreement with N.V. Organon will terminate in June 2018. We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of our proprietary RHI-based formulations, as well as support the commercial launch of the product if approved by the FDA. With regard to our insulin analog-based formulations, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as the active pharmaceutical ingredient in our proprietary formulations.

Sales and Marketing

We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates.

Employees

At November 30, 2011 we had 36 full time-employees who perform services for us on a regular basis. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2011:

Name	Age	Position
Dr. Errol B. De Souza	58	President and Chief Executive Officer
Gerard Michel	48	Chief Financial Officer
Dr. Alan Krasner	48	Chief Medical Officer
Paul Bavier	39	General Counsel and Secretary
Erik Steiner	45	Vice President, Operations

Dr. De Souza joined our management and board of directors in March 2010. Dr. De Souza has nearly two decades of experience in the biopharmaceutical industry. From March 2009 until March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a privately-held biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president, chief executive officer and a director of Synaptic Pharmaceuticals Corporation, a publicly traded biopharmaceutical company that was acquired by H. Lundbeck A/S in March 2003. Dr. De Souza is a member of the board of directors of each of the following publicly traded companies: Bionomics Ltd. and Targacept, Inc. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he received his postdoctoral fellowship in neuroscience from The Johns Hopkins University School of Medicine. We believe Dr. DeSouza’s qualifications to sit on our board of directors include his extensive experience with pharmaceutical companies, and his years of experience providing services to pharmaceutical and biotechnology organizations, including evaluating business plans involving clinical trials.

Mr. Gerard Michel joined our company in November 2007 as Chief Financial Officer, Vice President of Corporate Development and Treasurer. From October 2003 to November 2007, Mr. Michel served as Chief Financial Officer and from April 2006 to November 2007, Vice President, Corporate Development of NPS Pharmaceuticals, a biopharmaceutical company. From June 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm Booz-Allen & Hamilton. From 1988 to 1995, Mr. Michel held various licensing, sales and product management roles at Lederele Labs and Wyeth. Mr. Michel received an MBA and B.S. from University of Rochester, and an M.S., in Microbology from The University of Rochester School of Medicine and Dentistry.

Dr. Alan Krasner joined our company in May 2008 as Chief Medical Officer. From 2002 to 2008, Dr. Krasner served as Director in the Department of Clinical Research Metabolic Diseases at Pfizer Global Research and Development where he was responsible for the design, execution, clinical analysis, and reporting of multiple, global clinical trials supporting registration of late stage drug candidates. Dr. Krasner currently serves as a consulting physician at the Joslin Diabetes and Endocrinology Center of the Lawrence and Memorial Hospital in New London, Connecticut. Dr. Krasner holds a B.S. from the Medical Education Honors Program at Northwestern University and a M.D. from Northwestern University Medical School. He completed his residency at Johns Hopkins Hospital in internal medicine and subsequently completed his fellowship at Johns Hopkins Hospital in endocrinology and metabolism.

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

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $10.6 million for the year ended September 30, 2011. As of September 30, 2011, we had a deficit accumulated during the development stage of approximately $175.3 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. In October 2010, the FDA notified us that it would not approve our NDA for the LinjetaTM formulation unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of LinjetaTM, we address deficiencies with the chemistry, manufacturing and controls, or CMC, section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we decided not to initiate new pivotal Phase 3 clinical trials with the formulation of LinjetaTM submitted in our NDA. We have instead commenced clinical development of new RHI-based ultra-rapid-acting insulin formulations. These alternate formulations, which included BIOD-105 and BIOD-107, generally use the same or similar excipients as the formulation of LinjetaTM submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We have also commenced preclinical testing of ultra-rapid-acting insulin analog-based formulations. We expect to continue to incur significant operating losses for at least the next several years as we may:

•	conduct preclinical studies and clinical trials to study newer formulations of RHI-and and insulin analog-based formulations that that may be associated with less injection site discomfort than the LinjetaTM formulation;

•	commence a stability program to determine whether any of our alternate RHI- or insulin analog-based formulations are likely to present a commercially acceptable stability profile;

•	conduct additional clinical trials of our RHI-based formulations and, potentially, our insulin analog-based formulations, including a Phase 2 clinical trial and the two pivotal Phase 3 clinical trials requested by the FDA to support approval;

•	produce additional validation batches of vials and cartridges to support our NDA, if re-filed with the FDA;

•	conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of a disposable insulin pen either as an amendment or supplement to the NDA;

•	purchase RHI and other materials consistent with our existing contractual obligations; and

•	conduct additional clinical development of our other product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including developing RHI- or insulin analog-based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics and then successfully completing preclinical testing and clinical trials for those formulations, obtaining regulatory approval for these formulations and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are a development stage company with no commercial products. All of our product candidates are still being developed. All are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While we have reduced expenditures on our development programs that are not related to ultra-rapid-acting insulin product candidates, we do not expect our research and development expenses to decrease as we continue our formulation work. Unless we are successful in consummating a strategic partnership to develop and commercialize an RHI- or insulin analog-based formulation, we may need to raise substantial additional capital to develop and commercialize a competitive mealtime insulin product. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	the success of our efforts to develop ultra-rapid-acting RHI- or insulin analog-based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•	the progress, timing or success of our research, development and clinical programs, including any resulting data analyses;

•	our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize an RHI- or insulin analog-based formulation;

•	the cost to develop an insulin pen for use with our product candidates and the clinical development program required to support use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin or other active pharmaceutical ingredients and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of LinjetaTM are not sufficient to obtain marketing approval for LinjetaTM, and we chose to advance two new formulations, BIOD-105 and BIOD-107, into the clinic. However, the clinical data for these new formulations was not supportive of further development. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics, or experience significant delays in doing so, then our business may be materially harmed.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, we cannot assure you that our program to advance RHI- or insulin analog-based formulations will be successful or will offer improvements over the LinjetaTM formulation that we submitted to the FDA in our NDA. Some of our formulations under development appear to be absorbed as rapidly as LinjetaTM, but are less stable in accelerated testing. Some of our formulations, such as BIOD-105 and BIOD-107, offer advantages in terms of injection site discomfort, but may not perform as well as LinjetaTM in terms of the overall pharmacokinetic and pharmacodynamic profile. We may be unable to develop a new formulation with pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that are acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of LinjetaTM submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of Phase 1 clinical trials.

We may never reinitiate significant expenditures on our earlier stage product candidates.

We have suspended significant expenditures on the development of product candidates that are not related to our ultra-rapid-acting RHI- or insulin analog-based formulation program. We cannot guarantee that we will have sufficient resources to allocate to earlier stage product candidates or that the focus of our early stage product development program will not change.

The results of clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of LinjetaTM. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the LinjetaTM formulation, and we subsequently decided to advance alternate formulations, including BIOD-105 and BIOD-107, into the clinic and discontinued development of earlier formulations of LinjetaTM. The outcomes of preclinical testing and clinical trials of prior formulations of LinjetaTM may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy and tolerability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing that, with regard an RHI- or insulin analog based-formulation, the formulation is well-tolerated in chronic use;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	continued acceptable safety and tolerability profiles of the products following approval.

If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of an RHI- or insulin analog-based formulations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

•	be delayed in obtaining or discontinue our efforts to obtain marketing approval;

•	not be able to obtain marketing approval;

•	obtain approval for indications that are not as broad as intended; or

•	have the product removed from the market after obtaining marketing approval.

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

Any products that we bring to the market, including any proprietary RHI- or insulin analog-based formulation, if they receive marketing approval, may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and the possibility that patients may experience more injection site discomfort than they experience with competing products.

The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the willingness and ability of patients and the healthcare community to adopt our products;

•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods;

•	the label and promotional claims allowed by the FDA, such as, in the case of an RHI- or insulin analog-based formulation, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

•	the pricing and reimbursement of our product candidates relative to existing treatments; and

•	marketing and distribution support for our product candidates.

If we fail to enter into strategic collaborations for the commercialization of our product candidates or if our collaborations are unsuccessful, we may be delayed in our commercialization efforts; we may be required to establish our own sales, marketing, manufacturing and distribution capabilities which will be expensive, require additional capital we do not currently have, and could delay the commercialization of our product candidates and have a material and adverse effect on our business; we cannot commercialize our insulin analog-based insulin formulations until all applicable third-party patents have expired.

A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force may be required to educate and support these physicians. In addition, we cannot commercialize on our own any insulin analog-based insulin formulation until 2014 at the earliest, when the patents covering the currently marketed insulin analogs first begin to expire. Therefore, our current strategy for developing, manufacturing and commercializing our product candidates includes securing collaborations with leading pharmaceutical and biotechnology companies, including those that hold patents covering the currently marketed insulin analogs, for the commercialization of our product candidates. To date, we have not entered into any collaborations with pharmaceutical or biotechnology companies. We face significant competition in seeking appropriate collaborators. In addition, collaboration agreements are complex and time-consuming to negotiate, document and implement. For all these reasons, it may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. Even if we do enter into any such collaboration, the collaboration may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We currently carry global liability insurance that we believe is sufficient to cover us from potential damages arising from past or future clinical trials of our ultra-rapid-acting insulin formulations and other product candidates that we may advance into the clinic. We also carry local insurance policies per clinical trial of our product candidates. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk, and aspart, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of short-acting insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which has an inhalable insulin product candidate for which an NDA was submitted in early 2009. Although currently the subject of a complete response letter from the FDA, which requested significant additional clinical development, the approval and acceptance of an inhaled insulin such as MannKind’s inhaled insulin could reduce the overall market for injectable prandial insulin.

Treatment practices can also change with the introduction of new classes of therapy. Currently glucagon-like peptide analogs such as Exanatide and Exanatide LAR, marketed by Eli Lilly, and Liraglutide, marketed by Novo Nordisk, are growing in usage and could delay the start of insulin usage in some patients therefore decreasing the size of the prandial insulin market.

While at this time there are no approved generic or biosimilar insulin analogs in the market in the United States or Europe, in other countries such as India there are multiple approved manufacturers of insulin analogs such has Humalog®. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. Biocon Limited, an established biosimilar manufacturer, has entered into a collaboration with Pfizer to commercialize biosimilar versions of Humalog® and NovoLog®. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource to third parties a significant portion of the manufacturing required for our product candidates. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We have previously relied on a number of manufacturers such as Hyaluron, Inc., Wockhardt, Ltd., and the University of Iowa to manufacture our product candidates, but we do not have commercial supply agreements with these third parties.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible refusal by or inability of the third party to support our manufacturing programs in a time frame that we would otherwise prefer.

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of an RHI- or insulin analog-based formulation in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

We need access to sufficient, reliable and affordable supplies of insulin and other materials for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP. We can make no assurances that our suppliers, particularly our insulin supplier, will comply with cGMP. In addition, we do not anticipate entering into any long-term agreements to secure a supply of one or more insulin analogs in the near future.

We have entered into an agreement with our existing RHI supplier from which we obtain all of the RHI that we use for testing and manufacturing our RHI-based formulations. We recently amended our agreement with this insulin supplier so that the agreement will terminate in June 2018.

We believe that our current supplies of RHI, together with the quantities of RHI called for under our existing supply agreement, will be sufficient to allow us to complete the full development program required by the FDA in order to receive approval to market an RHI-based formulation if we are successful in developing one. If we are unable to procure sufficient quantities of insulin from our current or any future supplier, if supply of RHI and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and possible commercialization of an ultra-rapid-acting insulin, which may have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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

We have been granted patents in the United States and Europe that encompass our ultra-rapid-acting formulations. In addition, we have several pending U.S. and corresponding foreign and international patent applications relating to ultra-rapid-acting insulin formulations and our other potential product candidates. These pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

The active and inactive ingredients in our RHI- and insulin analog-based formulations have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Accordingly, the fact that we have obtained certain patent rights in the United States does not guarantee that we will be able to obtain the same or similar rights elsewhere. Even if we are granted patents in foreign countries, we cannot guarantee that we will be able to enforce our rights effectively.

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

Risks Related to Regulatory Approval of Our Product Candidates

If the FDA does not believe that our product candidates satisfy the requirements for the Section 505(b)(2) approval procedure, or if the requirements for our product candidates under Section 505(b)(2) are not as we expect, the approval pathway will take longer and cost more than anticipated and in either case may not be successful.

We believe our RHI- and insulin analog-based formulations qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA has not published any guidance that specifically addresses an NDA for an insulin product candidate under Section 505(b)(2). We are not aware of any insulin product that has been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, we would have to conduct additional studies, provide additional data and information, and meet additional standards for approval. The time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

Moreover, even if one of our product candidates is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

Changes in law, regulations, and policies may preclude approval of our product under a 505(b)(2) or make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.

In March 2010, the President signed into law legislation creating an abbreviated pathway for approval under the Public Health Service, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. This legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that Biodel’s product be approved under the PHS Act rather than in a 505(b)(2) NDA. We would be unlikely to pursue approval of our RHI- or insulin analog-based product candidates if we were required to seek approval under the PHS Act rather than in a 505(b)(2) NDA.

In addition, the federal and state laws, regulations, policies or guidance may change in a manner that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations implemented or modified, or what the impact of such changes, if any, may be.

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

If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 8, 2011, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time.

The closing bid price of our common stock on the Nasdaq Global Market was $0.66 on November 30, 2011, and has been below $1.00 each trading day since September 27, 2011. As a result, we may be subject to a delisting of our common stock from the Nasdaq Global Market if we do not take steps to prevent our common stock from dropping below the minimum bid price requirement. We may seek stockholder approval to effect a reverse stock split for this purpose. However, a reverse stock split may not prevent the common stock from dropping back down below the Nasdaq minimum per share price requirement in the future. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.

Our outstanding warrants may be exercised in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

In May 2011, we completed a registered direct offering of an aggregate of 12,074,945 shares of our common stock, 1,813,944 shares of our Series A Preferred Stock and warrants to purchase 9,027,772 shares of our common stock. These warrants have an exercise price of $2.48 per share and will expire on May 17, 2016.

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

ITEM 3.     LEGAL PROCEEDINGS

We currently are not involved in any material legal proceedings.

ITEM 4.     REMOVED AND RESERVED

PART II-OTHER INFORMATION

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 11, 2007, our common stock has traded on the NASDAQ Global Market under the symbol “BIOD.”

The following table sets forth the high and low sale prices per share for our common stock for each of the quarters in the period beginning October 1, 2009 through September 30, 2011, as reported on the NASDAQ Global Market:

Quarter Ended	High	Low
December 31, 2009	$5.39	$3.29
March 31, 2010	$5.30	$3.22
June 30, 2010	$6.25	$3.74
September 30, 2010	$6.08	$3.25
December 31, 2010	$5.32	$1.50
March 31, 2011	$2.97	$1.82
June 30, 2011	$2.59	$1.49
September 30, 2011	$2.13	$0.51

The closing price of our common stock, as reported by the NASDAQ Global Market, was $0.65 on December 14, 2011.

Holders

As of November 30, 2011, the number of holders of record of our common stock was 46.

Dividends

Information relating to compensation plans under which our equity securities are authorized for issuance will be set forth in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2011, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6.     SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the statement of operations data set forth below for the three-year period ended September 30, 2011 and the balance sheet data as of September 30, 2010 and 2011 set forth below from our audited financial statements which are included in this Annual Report. We have derived the statement of operations data set forth below for the years ended September 30, 2007, and 2008 and the balance sheet data as of September 30, 2007, 2008 and 2009 set forth below from our audited financial statements, which are not included in this Annual Report. Our audited financial statements include, in the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of those statements. Historical results for any prior period are not necessarily indicative of results to be expected in any future period or for a full fiscal year.

	Year Ended September 30,
	2007	2008	2009	2010	2011
	(In thousands, except share and per share amounts)
Statement of operations data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	15,939	32,554	32,325	26,177	13,901
General and administrative	8,386	14,800	10,994	10,980	9,321
Total operating expenses	24,325	47,354	43,319	37,157	23,222
Other (income) and expense:
Interest and other income	(1,902)	(3,010)	(386)	(17)	(60)
Adjustment to fair value of common stock warrant liability	—	—	—	1,254	(12,611)
Loss before tax provision (benefit)	(22,423)	(44,344)	(42,933)	(38,394)	(10,551)
Tax provision (benefit)	125	(983)	337	(104)	41
Net loss	(22,548)	(43,361)	(43,270)	(38,290)	(10,592)
Deemed dividend — warrants	(4,457)	—	—	—	—
Net loss applicable to common stockholders	$(27,005)	$(43,361)	$(43,270)	$(38,290)	$(10,592)
Net loss per share — basic and diluted	$(1.76)	$(1.94)	$(1.82)	$(1.58)	$(0.34)
Weighted average shares outstanding — basic and diluted	15,354,898	22,390,434	23,746,598	24,161,866	31,154,962

	As of September 30,
	2007	2008	2009	2010	2011
	(In thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$80,022	$90,283	$54,640	$28,923	$38,701
Working capital	75,244	84,377	46,787	25,178	35,907
Total assets	82,506	97,511	59,625	32,616	41,505
Deficit accumulated during the development stage	(39,833)	(83,194)	(126,464)	(164,754)	(175,346)
Total stockholders’ equity	77,223	88,487	50,538	24,060	37,078

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-K (see Part I-Item 1A above) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these reformulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations.

An earlier RHI-based formulation known as LinjetaTM (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for LinjetaTM could not be approved in its present form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of LinjetaTM prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to determine whether one or more of our newer RHI-based formulations was likely to offer a combination of pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that is preferable to the LinjetaTM formulation that was the subject of the complete response letter.

In August 2011, we completed patient visits and analyzed top-line data from the first Phase 1 clinical trial of two RHI-based formulations that we refer to as BIOD-105 and BIOD-107. The trial was a single-center, randomized, double-blind, three-period crossover trial in 18 subjects with Type 1 diabetes. Each study drug was administered on separate days. The objective of the trial was to evaluate the pharmacokinetic and pharmacodynamic characteristics and injection site toleration of BIOD-105 and BIOD-107, as compared to the insulin analog marketed as Humalog®. Pharmacodynamics were assessed using the euglycemic clamp method. Local injection site discomfort was measured after each test injection with a 100 mm visual analog scale, or VAS, and with additional questions pertaining to injection site toleration.

Based on our review of the of the data from our clinical trial of BIOD-105 and BIOD-107, as well as the results of a similar clinical trial conducted by Oregon Health & Science University in which BIOD-105 and BIOD-107 were administered by insulin pump in lieu of subcutaneous injection, we have determined that further formulation work is needed before advancing an RHI-based formulation into Phase 2 clinical testing. While BIOD-105 and BIOD-107 were more rapidly absorbed than Humalog®, and while both formulations were well-tolerated by patients, the relative serum insulin peak levels were lower and the decline following peak was slower with BIOD-105 and BIOD-107 compared to Humalog®, and the overall pharmacokinetic and pharmacodynamic profiles of BIOD-105 and BIOD-107 did not meet our target product profile.

In December 2011, we selected a new RHI-based formulation to study in a Phase 1 clinical trial. We plan to begin this clinical trial in the first calendar quarter of 2012. In addition, we continue to develop several ultra-rapid-acting insulin analog-based formulations to determine their potential pharmacokinetic, pharmacodynamic, tolerability and stability characteristics. In support of this development effort, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as an active pharmaceutical ingredient in our proprietary insulin analog-based formulations. We have agreed to preserve for the pharmaceutical company, for a limited period of time, the right to license our insulin analog-based technology on an exclusive basis.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, registered direct offerings in August 2010 and May 2011 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $10.6 million for the year ended September 30, 2011. As of September 30, 2011, we had a deficit accumulated during the development stage of $175.3 million. The deficit accumulated during the development stage is attributable primarily to our research and development activities and non-cash charges for (1) accretion of beneficial conversion rights and (2) deemed dividend-warrants and share-based compensation. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 74% and 32%, respectively, of the expenses that we have incurred since our inception. We expect to continue to generate significant losses as we continue to develop our product candidates.

To date, we have not generated revenues and we expect to incur operating losses as we continue our efforts to develop and commercialize ultra-rapid-acting formulations of RHI and insulin analogs. As of September 30, 2011, we had approximately $38.7 million in cash and cash equivalents compared to $28.9 million in cash, cash equivalents and marketable securities as of September 30, 2010. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year.

We believe that future cash expenditures will be partially offset by raising additional capital from the capital markets, registered direct offerings, proceeds derived from grants and collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects.

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

As a result of implementing a reduction in force in January 2011, research and development expenses for the fiscal year ended September 30, 2011 decreased as we focused our efforts on conducting preclinical studies and Phase 1 clinical trials to study BIOD-105 and BIOD-107 and other new formulations of RHI or insulin analogs in order to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting formulations. Over the longer term, however, we anticipate these expenses will increase as we:

•	conduct preclinical studies and clinical trials to determine whether and how to advance the clinical development of and seek regulatory approval for an RHI- or insulin analog-based formulation;

•	conduct preclinical studies with earlier stage product candidates and make limited investments in order to advance proof-of-concept formulations; and

•	purchase insulin analogs and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development program for our ultra-rapid acting RHI- and insulin analog-based formulations, including the original LinjetaTM formulations and BIOD-105 and BIOD-107. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Year Ended September 30,
	2009	2010	2011	December 3, 2003 (Inception) to September 30, 2011
	(In thousands)
Research and development expenses:
Preclinical expenses	$2,709	$2,746	$3,665	$18,665
Manufacturing expenses	11,674	8,894	5,332	36,287
Clinical/regulatory expenses	17,942	14,537	4,904	75,177
Total	$32,325	$26,177	$13,901	$130,129

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the success of our product candidates, particularly our proprietary formulations of injectable insulin that are designed to be absorbed more rapidly than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	the progress, timing or success of our research, development and clinical programs, including any resulting data analyses;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin;

•	our ability to develop and commercialize RHI- or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	the cost to develop an insulin pen for use with our product candidates and the clinical development program required to support use in insulin pumps;

•	the costs of pre-commercialization activities, if any;

•	the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse market developments; and

•	our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

A change in the outcome of any of these variables with respect to the development of an ultra-rapid-acting RHI- or insulin analog-based formulation or any of our other product candidates could mean a significant change in the costs and timing associated with product development.

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

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2012 will remain substantially the same as in the fiscal year ended September 30, 2011 as we continue to focus our efforts on preclinical studies and Phase 1 clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials, including Phase 3 pivotal trials.

Restricted Cash

Restricted cash of $150 thousand as of September 30, 2010 and $60 thousand as of September 30, 2011 was held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

Marketable Securities

In accordance with Accounting Standard Codification, or ASC, Topic 320, Investments in Debt and Equity Securities, our marketable securities were classified as available-for-sale. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related securities are written down to their estimated fair value due to the short-term need for funds. We sold all of our marketable securities in March 2011 and modified our investment strategy to primarily invest in money market accounts. The decision eliminated investment fees and yielded a higher return. As of September 30, 2010 and 2011, we had $6 million and $0 of marketable securities investments, respectively.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the fiscal years ended September 30, 2010 and 2011, we expensed $4.5 million and $2.4 million, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection and transfer of title occurred. As a result of receiving the FDA’s complete response letter with respect to our LinjetaTM NDA, we continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of a product candidate for which the inventory is applicable and we file a related NDA or NDA supplement for review by the FDA.

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

Because the warrants issued in the May 2011 financing do not contain a repricing provision, we are using the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $9.4 million as of the initial warrant issuance date. The significant assumptions by the model were warrants and common stock outstanding, remaining terms of the warrants, the common stock price of $2.06 per share, the warrant exercise price of $2.48 per share, a risk-free interest rate of 1.89% and an expected volatility rate of 75%. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

In August 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock with an initial exercise price of $4.716 per share. In December 2010, the exercise price of the warrants was reset to $1.56 per share per the terms of the warrant. In May 2011, the exercise price of the warrants was reset to $1.175 per share per the terms of the warrants in connection with our May 2011 financing. These warrants were measured at fair value using the Monte Carlo simulation method which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our peer group’s future expected stock prices and minimizes standard error. The Monte Carlo simulation method takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, the risk-free interest rate for the term of the warrant and the probability of a change of control. The liability was revalued at each reporting period and changes in fair value were recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.” In August 2011, a holder exercised a portion of these warrants and purchased a total of 42,200 shares of our common stock at a purchase price of $1.175 per share. The remaining warrants for 2,356,000 shares expired unexercised on December 1, 2011.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in equity for unrealized holding gains (losses) on marketable securities during the period. For the fiscal years ended September 30, 2009, 2010 and 2011, we had $(43,208), $(38,289) and $(10,592) of comprehensive loss, respectively.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control — subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. The focus on preserving cash and investing in stable securities generated lower returns during the year ended

September 30, 2011. We intend to maintain this conservative strategy until the financial markets and interest rates improve.

Exercise of Warrants

In August 2011, holder of warrants that we issued in our August 2010 financing exercised a portion of these warrants and purchased a total of 42,200 shares of our common stock at a purchase price of $1.175 per share. This exercise resulted in proceeds to us of approximately $50 thousand and reduced the number of outstanding warrants from the August 2010 financing to 2,356,000.

As of September 30, 2011, we had the following warrants outstanding: (i) warrants to purchase 118,815 shares of our common stock at an exercise price of $1.41 which will expire on July 12, 2012, (ii) warrants to purchase 9,027,772 shares of our common stock at an exercise price of $2.48 per share which will expire on May 17, 2016; and (iii) warrants to purchase 2,356,000 shares of our common stock at an exercise price of $1.175 per share. The warrants described in clause (iii) expired unexercised on December 1, 2011.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies, which we have discussed with our audit committee, are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Share-Based Compensation

Stock Incentive Plan

In March 2010, our shareholders approved our 2010 Stock Incentive Plan, or the 2010 Plan. Up to 5,400,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under our prior plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. We have not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by our stockholders. We will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. The expected life for these grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to our limited history. Until we have adequate history, we will continue to utilize the simplified method.

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

Because we lack sufficient company-specific historical and implied volatility information, we based our estimate of expected volatility on the median historical volatility of a group of publicly-traded companies that we believe are comparable to us based on the criteria set forth in ASC Topic 718-10-55-37(c) and SAB Topic 14.D, particularly line of business, stage of development, size and financial leverage. We will continue to consistently apply this process using the same companies or, if those companies become no longer comparable, other appropriately comparable companies until a sufficient amount of historical information regarding the volatility of our share price becomes available. However, we will regularly review these comparable companies, and may substitute more appropriate companies if facts and circumstances warrant a change. We use the simplified method that uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, seven or eight years, to determine the estimated term of the option. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. We estimate forfeitures based on actual forfeitures during our limited history. Additionally, we have assumed that dividends will not be paid.

For options granted to non-employees and non-directors, primarily consultants serving on our Scientific Advisory Board, we measure fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these equity investments are periodically revalued as the options vest and are recognized as expense over the related period of service or the vesting period, whichever is longer. As of September 30, 2011, we issued to these non-employees options to purchase an aggregate of 377,111 shares of our common stock. Because we must revalue these options for accounting purposes each reporting period, the amount of the share-based compensation expense related to these non-employee options will increase or decrease, based on changes in the price of our common stock. For the years ended September 30, 2009, 2010 and 2011, the share-based compensation expense (income) related to these options was $0.1 million, ($0.01) million and ($0.04) million, respectively.

Restricted Stock Units

We grant restricted stock units, or RSUs, to executive officers and employees pursuant to the 2010 Plan, from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU represents one share of common stock. Except as set forth below with regard to RSUs awarded to executive officers and employees in December 2009 and, additionally, with regard to RSUs awarded in connection with a reduction in cash compensation, each award vests annually over three years, with 50% vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, RSUs awarded to executive officers and employees in December 2009 vest over four years and are therefore expensed ratably over the four year vesting period, whereas the RSUs awarded in December 2010 vest over three years and are expensed 50% in the first year and 25% each year in the next two years.

In connection with a one-time reduction in cash compensation expenditures for the fiscal year ended September 30, 2011, our chief executive officer agreed, on October 1, 2010, to reduce his base salary for the fiscal year from $37,500 per month to $33,333 per month, for total reduction of $50,000. We treated the reduced portion of our chief executive officer’s base salary as deferred into the 9,843 RSUs that we granted to him on the same date. The number of RSUs was determined by dividing $50,000 by $5.08, or the fair market value of our common stock on October 1, 2010, the date of grant. Additionally, effective October 1, 2010, our board of directors modified the compensation it pays to our independent directors for the fiscal year ended September 30, 2011. We typically pay our chairman $60,000 in cash annually and each of our other non-employee directors $30,000 in cash annually. For the fiscal year ended September 30, 2011, our chairman received $40,000 in cash as compensation for serving as a director and the remaining $20,000 in the form of RSUs. Each other independent director received $20,000 in cash as compensation for serving as a director and the remaining $10,000 in the form of RSUs. The independent members of our board of directors received a total of 17,719 RSUs.

The RSUs granted in connection with reduced cash compensation were issued under the 2010 Plan and vested in equal installments on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. The shares of common stock represented by the RSUs were distributed on September 30, 2011.

For the year ended September 30, 2011, the share-based compensation expense, including expenses associated with stock options and RSUs, was $4.9 million, of which $1.9 million is reflected in research and development expenses and $3.0 million is reflected in general and administrative expenses. For the year ended September 30, 2010, the share-based compensation expense, including expenses associated with stock options and RSUs, was $5.6 million, of which $2.0 million is reflected in research and development expenses and $3.6 million is reflected in general and administrative expenses. For the year ended September 30, 2009, the share-based compensation expense was $5.1 million, of which $1.7 million is reflected in research and development expenses and $3.4 million is reflected in general and administrative expenses.

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

At September 30, 2010 and 2011, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $50.1 million and $42.2 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2011, we had net operating loss carryforwards of approximately $51.0 million for U.S. federal and $106.1 million for state tax purposes. These loss carryforwards expire between 2024 and 2031. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We updated the Section 382 analysis, performed in fiscal year 2010, to incorporate the registered direct offering that we completed in May 2011. As of September 30, 2010, we performed a preliminary Section 382 analysis in connection with the registered direct offering that we completed in August 2010 and believed that an ownership change had occurred. We updated this analysis to take into account the registered direct offering that we completed in May 2011. Based on this further review, we determined that an ownership change under Section 382 occurred on May 12, 2011.We believe that approximately $55.9 million of the $106.9 million federal losses will expire unused as a result of Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2.5 million for 20 years. The limitation could be further restricted if ownership changes occur in future years. To the extent our use of net operating loss carryforwards is limited, future income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in decreased net income.

We also have state research and development credit carryovers of approximately $0.5 million, which expire commencing in fiscal 2025.

Results of Operations

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Revenue.    We did not recognize any revenue during the years ended September 30, 2011 or 2010.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
Research and Development	$26,177	$13,901	$12,276	46.9%
Percentage of net loss	68.4%	131.2%

Research and development expenses were $13.9 million for the year ended September 30, 2011, a decrease of $12.3 million or 46.9%, from $26.2 million for the year ended September 30, 2010. This decrease was primarily attributable to reductions of $6.0 million in clinical expenses, $3.5 million in manufacturing and device development expenses and $3.5 million in regulatory expenses. These decreases were offset in part by an increase of $0.7 million in expenses related to our discovery activities as we increased our preclinical studies in the year ended September 30, 2011. Research and development expenses for the year ended September 30, 2011 were reduced by our receipt in January 2011 of $1.2 million in research grants under the Internal Revenue Service’s therapeutic tax credit program and were increased by a $1.4 million severance charge resulting from the retirement of our former Chief Scientific Officer.

The reductions in clinical expenses reflect reduced expenses of $4.3 million because we conducted two Phase 1 clinical trials during the year ended September 30, 2011, as compared to two 18 month safety extension trials, two tolerability studies and a pump study during the year ended September 30, 2010. In addition, the reductions in clinical expenses reflect reduced professional fees of $1.4 million and reduced personnel costs of $0.3 million as a result of our implementation of cost-saving initiatives. The reductions in manufacturing and device development expenses are attributable to savings of $2.1 million as a result of renegotiating the terms of our recombinant human insulin supply agreement; the completion of our insulin pen development in the year ended September 30, 2010, which resulted in 2010 expenses of $0.7 million that did not recur in the year ended September 30, 2011; and reduced personnel and professional costs of $0.7 million. The $3.5 million reduction in regulatory expenses resulted from lower professional fees in the year ended September 30, 2011 as compared to 2010 because year ended September 30, 2010 included the filing our NDA and 120 day update with the FDA.

Research and development expenses for the year ended September 30, 2011 include $1.9 million in share-based compensation expense related to options granted to employees. We also recorded a credit of $42 thousand in share-based compensation income for the year ended September 30, 2011 for options granted to non-employees, which we must revalue for accounting purposes each reporting period.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
General and Administrative	$10,980	$9,321	$1,659	15%
Percentage of net loss	28.7%	88%

General and administrative expenses were $9.3 million for the year ended September 30, 2011, a decrease of $1.7 million, or 15%, from $11.0 million for the year ended September 30, 2010. This decrease is attributable to a decrease of $0.9 million in professional fees, $0.2 million in personnel and employee share-based compensation expenses, $0.1 million in non-employee director share-based compensation expense and other expenses of $0.4 million. General and administrative expenses for the year ended September 30, 2011 include $3.0 million in share-based compensation expense related to options granted to employees and non-employee directors. We also recorded a credit of $2 thousand in share-based compensation income for the year ended September 30, 2011 for options granted to non-employees, which we must revalue for accounting purposes each reporting period.

Interest and Other Income.

	Year Ended September 30,		Increase
	2010	2011	$	%
	In thousands, except per share amounts
Interest and Other Income	$17	$60	$43	253%
Percentage of net loss	0.04%	0.57%

Interest and other income increased to $0.06 million for the year ended September 30, 2011 from $0.02 million for the year ended September 30, 2010. The increase resulted primarily from interest on the higher cash balances generated by our May 2011 financing and by moving our cash to a premium money market fund which eliminated investment fees and yielded a higher return.

Interest Expense. For the years ended September 30, 2011 and 2010, we had no interest expense.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
Adjustments to fair value of common stock warrant liability	$1,254	$(12,611)	$13,865	1,106%
Percentage of net loss	3.3%	119%

Adjustments to fair value of common stock warrant liability decreased to $(12.6) million for the year ended September 30, 2011 from $1.3 for the year ended September 30, 2010. The September 30, 2011 decrease of $12.6 million in warrant liability is comprised of an $8.4 million and $4.1 million decrease with the May 2011 and August 2010 warrants, respectively. The decrease was primarily attributable to the closing price of our common stock on September 30, 2011 of $0.54 per share being lower than the September 30, 2010 closing price of our common stock of $5.30 per share, for the August 2010 warrants, and the May 18, 2011 closing price of our common stock of $2.06 for the May 2011 warrants. We use the Black-Scholes valuation method to calculate the fair value for the May 2011 warrants and the Monte Carlo simulation method for the August 2010 warrants. As a result, the fair value for the May 2011 and August 2010 warrant liability decreased. The August 2010 warrants expired on December 1, 2011. The May 2011 warrants will be revalued each reporting period.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
Net loss	$(38,290)	$(10,592)	$27,698	72.3%
Net loss per share	$(1.58)	$(0.34)

Net loss was $10.6 million, or $(0.34) per share, for the year ended September 30, 2011 compared to $38.3 million, or $(1.58) per share, for the year ended September 30, 2010. The decrease in net loss was primarily due to reduced expenses and adjustments to fair value of common stock warrant liability as noted above.

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

General and administrative expenses were $11.0 million for the year ended September 30, 2010, a decrease of $14 thousand, or 0.1%, from $11.0 million for the year ended September 30, 2009. This decrease is attributable to a decrease in personnel and employee share-based compensation expenses of $1.0 million offset by an increase of $0.5 million in professional fees, $0.4 million in non-employee director share-based compensation expense and other expenses of $0.1 million. General and administrative expenses for the year ended September 30, 2010 include $3.6 million in share-based compensation expense related to options granted to employees and non-employee directors. Because we must revalue options granted to non-employees for accounting purposes each reporting period, the amount of the share-based compensation income for the year ended September 30, 2010 was $5 thousand.

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

Net loss was $38.3 million, or $(1.58) per share, for the year ended September 30, 2010 compared to $43.3 million, or $(1.82) per share, for the year ended September 30, 2009. The decrease in net loss was primarily due to reduced clinical and manufacturing expenses and adjustments to fair value of common stock warrant liability as noted above.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. We received an aggregate of approximately $165 million from our initial public offering in May 2007, our follow-on offering in February 2008 and our registered direct offerings in August 2010 and May 2011.

At September 30, 2011, we had cash and cash equivalents totaling approximately $38.7 million. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines.

Net cash used in operating activities was $18.3 million for the year ended September 30, 2011, $34.4 million for the year ended September 30, 2010 and $35.3 million for the year ended September 30, 2009. Net cash used in operating activities for the year ended September 30, 2011 primarily reflects the net loss for the period, and adjustment to fair value of common stock warrant liability, offset in part by share-based compensation, depreciation and amortization expenses, decrease in income tax and other receivables, and accounts payable and an increase in prepaid expenses and other assets, income taxes payable and accrued expenses and other liabilities. Net cash used in operations for the years ended September 30, 2010 and 2009 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in income tax receivable, prepaid expenses, accrued expenses, accounts payable and income tax payable. The year ended September 30, 2010 also included the change in adjustment to fair value of common stock-warrant liability.

Net cash provided by (used in) investing activities was $5.8 million for the year ended September 30, 2011, ($6.3) million for the year ended September 30, 2010 and $25.0 million for the year ended September 30, 2009. Net cash provided by investing activities for the year ended September 30, 2011 primarily reflects the sale of marketable securities, offset by the purchase of property and equipment. Net cash used in investing activities for the year ended September 30, 2010 primarily reflects the purchase of marketable securities and the purchase of property and equipment. Net cash provided by investing activities for the year ended September 30, 2009 primarily reflects the sale of marketable securities, offset by the purchase of property and equipment.

Net cash provided by financing activities was $28.2 million for the year ended September 30, 2011, $9.0 million for the year ended September 30, 2010 and $0.2 million for the year ended September 30, 2009. Net cash provided by financing activities for the year ended September 30, 2011 primarily reflects the proceeds from the sale of our securities in our registered direct offering in May 2011, our employee stock purchase plan and the exercise of 42,200 warrants, and the lowering of our restricted cash requirement. Net cash provided by financing activities in 2010 primarily reflects proceeds from the sale our securities in our registered direct offering in August 2010 and through our employee stock purchase plan. Net cash provided by financing activities in 2009 primarily reflects proceeds from the sale of stock through our employee purchase plan.

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

In August 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock at an initial exercise price of $4.716 per share. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8.7 million from this financing. In December 2010, the exercise price of the warrants was reset to $1.56 per share and in May 2011, the exercise price of the warrants was reset to $1.175 per share in connection with our May 2011 financing. In August 2011, warrants for a total of 42,200 shares were exercised and we received proceeds of approximately $50 thousand. The remaining warrants for 2,356,000 shares expired unexercised on December 1, 2011.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting formulation of RHI or an insulin analog. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•	the success of our product candidates, particularly our proprietary formulations of injectable insulin that are designed to be absorbed more rapidly than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	the progress, timing or success of our research, development and clinical programs, including any resulting data analyses;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin;

•	our ability to develop and commercialize RHI- or insulin analog-based formulations that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our products;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We may receive additional proceeds from the exercise of the warrants that we issued in connection with our May 2011 registered direct offering. Whether the warrants are exercised will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the $2.48 per share warrant exercise price. The warrants expire on May 17, 2016.

We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 Years	5 Years	More Than 5 Years
Operating lease obligations	$1,780	$689	$1,091	$—	$—
Purchase commitments	20,923	—	1,119	9,792	10,012
Total fixed contractual obligations	$22,703	$689	$2,210	$9,792	$10,012

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2011 annual meeting of stockholders, or proxy statement, and the information included in the proxy statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear in our proxy statement and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will appear in our proxy statement and is incorporated herein by reference.

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

The information required by this Item will appear in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in our proxy statement and is incorporated herein by reference.

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
Dr. Errol De Souza President and Chief Executive Officer Date: December 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERROL DE SOUZA Errol De Souza	President and Chief Executive Officer (Principal Executive Officer), Director	December 15, 2011

/s/ GERARD J. MICHEL Gerard J. Michel	Chief Financial Officer, Vice President, Corporate Development and Treasurer (Principal Financial and Accounting Officer)	December 15, 2011

/s/ DONALD M. CASEY Donald M. Casey	Director	December 15, 2011

/s/ BARRY H. GINSBERG Barry H. Ginsberg	Director	December 15, 2011

/s/ IRA W. LIEBERMAN Ira W. Lieberman	Director	December 15, 2011

/s/ DANIEL LORBER Daniel Lorber	Director	December 15, 2011

/s/ BRIAN J.G. PEREIRA Brian J.G. Pereira	Chairman of the Board	December 15, 2011

/s/ CHARLES A. SANDERS Charles A. Sanders	Director	December 15, 2011

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
3.2	Registrant’s Amended and Restated Bylaws (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
3.3
Registrant’s Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011).

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

4.6	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on May 13, 2011).
10.1	2010 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.2	2010 Incentive Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3	2010 Non Statutory Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4	2010 Restricted Stock Unit Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5
Form of Indemnity Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.6	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.7	2005 Employee Stock Purchase Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.8	2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.9	Employment Agreement, dated March 26, 2010, between the Registrant and Solomon S. Steiner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010).
10.10	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010).

Exhibit Number	Description of Document
10.11	Letter agreement, dated October 1, 2010, between the Registrant. and Errol B. De Souza (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 6, 2010).
10.12
Amended and Restated Consulting Agreement entered into on November 13, 2007, effective June 5, 2007, between the Registrant and Dr. Andreas Pfützner (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).

10.13†
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

10.20	Offer Letter, dated November 12, 2007, by and between the Registrant and Gerard J. Michel. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 14, 2007).
10.21	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.22	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.23	Base salaries of Executive Officers of the Registrant.
10.24	Summary of the Registrant’s Non-Employee Director Compensation.
10.25†	Supply Agreement, dated July 7, 2008, between the Registrant and N.V. Organon (Incorporated by reference to exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2008).
10.26†
Letter Agreement, dated November 12, 2009, between the Registrant and N.V. Organon, amending the Supply Agreement, dated July 7, 2008, between the parties. (Incorporated by reference to exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed on December 14, 2009).

10.27*	Letter Agreement, dated July 25, 2011, between the Registrant and N.V. Organon amending the Supply Agreement dated July 7, 2008.

Exhibit Number	Description of Document
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Operations for the year ended September 30, 2011 and September 30, 2010, (ii) Condensed Balance Sheets at September 30, 2011 and September 30, 2010, (iii) Condensed Statements of Cash Flows for the year ended September 30, 2011 and September 30, 2010, (iv) Condensed Statements of Stockholders’ Equity and (v) Notes to Condensed Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

BIODEL INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying balance sheets of Biodel Inc. (a development stage company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity, cash flows and comprehensive loss for each of the three years in the period ended September 30, 2011 and for the period from December 3, 2003 (inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, and for the period from December 3, 2003 (inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, New York
December 15, 2011

Biodel Inc.
(A Development Stage Company)

Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2010	2011
ASSETS
Current:
Cash and cash equivalents	$22,922	$38,701
Restricted cash	150	60
Marketable securities, available for sale	6,001	—
Taxes receivable	116	35
Other receivable	11	1
Prepaid and other assets	365	399
Total current assets	29,565	39,196
Property and equipment, net	2,998	2,253
Intellectual property, net	53	49
Long term other assets	—	7
Total assets	$32,616	$41,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$1,989	$222
Accrued expenses:
Clinical trial expenses	1,362	763
Payroll and related	357	1,118
Accounting and legal fees	300	191
Severance	—	688
Other	334	204
Income taxes payable	45	103
Total current liabilities	4,387	3,289
Common stock warrant liability	4,169	996
Severance payable, long term portion	—	142
Total liabilities	8,556	4,427
Commitments
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized, none and 1,813,944 issued and outstanding	—	18
Common stock, $.01 par value; 100,000,000 shares authorized; 26,399,764 and 38,647,683 issued and outstanding	264	386
Additional paid-in capital	188,549	212,020
Accumulated other comprehensive loss	1	—
Deficit accumulated during the development stage	(164,754)	(175,346)
Total stockholders’ equity	24,060	37,078
Total liabilities and stockholders’ equity	$32,616	$41,505

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2009	2010	2011	December 3, 2003 (Inception) to September 30, 2011
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	32,325	26,177	13,901	130,129
General and administrative	10,994	10,980	9,321	56,946
Total operating expenses	43,319	37,157	23,222	187,075
Other (income) and expense:
Interest and other income	(386)	(17)	(60)	(5,566)
Interest expense	—	—	—	78
Adjustments to fair value of common stock warrant liability	—	1,254	(12,611)	(11,357)
Loss on settlement of debt	—	—	—	627
Loss before tax provision (benefit)	(42,933)	(38,394)	(10,551)	(170,857)
Tax provision (benefit)	337	(104)	41	(571)
Net loss	(43,270)	(38,290)	(10,592)	(170,286)
Charge for accretion of beneficial conversion rights	—	—	—	(603)
Deemed dividend — warrants	—	—	—	(4,457)
Net loss applicable to common stockholders	$(43,270)	$(38,290)	$(10,592)	$(175,346)
Net loss per share — basic and diluted	$(1.82)	$(1.58)	$(0.34)
Weighted average shares outstanding — basic and diluted	23,746,598	24,161,866	31,154,962

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Convertible Preferred stock $.01 Par Value		Series B Convertible Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
December 3, 2003 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	732,504	7	—	—	—	—	(7)		—	—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308		—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)
Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514		—	514
Share-based compensation	—	—	—	—	—	—	353		—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60		—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460		—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63		—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)
Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Share-based compensation	—	—	—	—	—	—	1,132		—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351		—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194		—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23		—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603		(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)
Balance, September 30, 2006	5,360,430	54	569,000	6	6,198,179	62	29,054	—	(12,828)	16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697		—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4		—	—
Share-based compensation	—	—	—	—	—	—	4,224		—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16		—	16
Stock options exercised	3,542	—	—	—	—	—	5		—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397		—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457		(4,457)	—
Net loss	—	—	—	—	—	—	—		(22,548)	(22,548)
Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785		—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172		—	172
Share-based compensation	—	—	—	—	—	—	6,503		—	6,503
Stock options exercised	174,410	1	—	—	—	—	901		—	902
Warrants exercised	79,210	1	—	—	—	—	111		—	112
Net unrealized (loss) on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180		—	181
Net loss	—	—	—	—	—	—	—		(43,361)	(43,361)
Balance, September 30, 2008	23,698,558	$237	—	$—	—	$—	$171,506	$(62)	$(83,194)	$88,487
Share-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	17,661	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—	—	—	—	169	—	—	170
Net loss									(43,270)	(43,270)
Balance, September 30, 2009	23,803,672	$238	—	$—	—	$—	$176,764	$—	$(126,464)	$50,538
Registered direct offering	2,398,200	24	—	—	—	—	8,688	—	—	8,712
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Share-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	32,320	—	—	—	—	—	68	—	—	68
Net unrealized gain on Marketable Securities	—	—	—	—	—	—		1	—	1
Proceeds from sale of stock — ESPP	165,572	2	—	—	—	—	323	—	—	325
Net loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Convertible Preferred stock $.01 Par Value		Series B Convertible Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, September 30, 2010	26,399,764	$264	—	$—	—	$—	$188,549	$1	$(164,754)	$24,060
Registered direct financing	12,074,945	121	1,813,944	18	—	—	27,822	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Share-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	417	—	—	—	—	—	—	—	—	—
Warrants exercised	42,200	—	—	—	—	—	50	—	—	50
RSU’s granted	62,149	1	—	—	—	—	(1)	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from sale of stock — ESPP	68,208	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)
Balance, September 30, 2011	38,647,683	$386	1,813,944	$18	—	$—	$212,020	$—	$(175,346)	$37,078

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Comprehensive Loss
(In thousands)

	Year Ended September 30,
	2009	2010	2011
Net loss	$(43,270)	$(38,290)	$(10,592)
Unrealized holding gains arising during the period	62	1	—
Comprehensive loss	$(43,208)	$(38,289)	$(10,592)

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Cash Flows
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2009	2010	2011	December 3, 2003 (Inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(43,270)	$(38,290)	$(10,592)	$(170,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	877	991	938	4,078
Founder’s compensation contributed to capital	—	—	—	271
Share-based compensation for employees and directors	4,970	5,628	4,964	25,796
Share-based compensation for non-employees	94	(7)	(44)	2,274
Loss on settlement of debt	—	—	—	627
Write-off of capitalized patent expense	—	—	—	208
Write-off of loan to related party	—	—	—	41
Adjustment to fair value of common stock warrant liability	—	1,254	(12,611)	(11,357)
(Increase) decrease in:
Prepaid expenses and other assets	768	117	(41)	(406)
Income taxes receivable	1,236	636	81	(35)
Other receivable	—	(11)	10	(1)
Increase (decrease) in:
Accounts payable	194	982	(1,767)	222
Income tax payable	(847)	(120)	58	103
Accrued expenses and other liabilities	715	(5,561)	753	3,325
Total adjustments	8,007	3,909	(7,659)	25,146
Net cash used in operating activities	(35,263)	(34,381)	(18,251)	(145,140)
Cash flows from investing activities:
Purchase of property and equipment	(637)	(292)	(189)	(6,290)
Purchase of marketable securities	—	(6,000)	—	(31,614)
Sale of marketable securities	25,614	—	6,000	31,614
Capitalized intellectual properties	—	—	—	(298)
Loan to related party	—	—	—	(41)
Net cash provided by (used in) investing activities	24,977	(6,292)	5,811	(6,629)
Cash flows from financing activities:
Restricted cash	—	(150)	90	(60)
Options exercised	25	68	—	1,000
Warrants exercised	—	—	50	585
Deferred public offering costs	—	—	—	(1,458)
Stockholder contribution	—	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685	2,685
Net proceeds from employee stock purchase plan	170	325	118	794
Net proceeds from sale of common stock	—	8,712	25,276	161,018
Proceeds from bridge financing	—	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	—	19,205
Net cash provided by financing activities	195	8,955	28,219	190,470
Net increase (decrease) in cash and cash equivalents	(10,091)	(31,718)	15,779	38,701
Cash and cash equivalents, beginning of period	64,731	54,640	22,922	—
Cash and cash equivalents, end of period	$54,640	$22,922	$38,701	$38,701
Cash paid for interest and income taxes was:
Interest	$—	$—	$—	$9
Income taxes	111	60	—	306
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$2,915	$9,438	$12,353
Settlement of debt with Series B preferred stock	—	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	—	150
Deemed dividend — warrants	—	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	—	603
Conversion of convertible preferred stock to common stock	—	—	—	68

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement
(In thousands, except share and per share amounts)

1.    Business and Basis of Presentation

Business

Biodel Inc. (“Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company’s most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these reformulations as its “ultra-rapid-acting” insulin formulations. In addition to the Company’s RHI-based formulations, the Company is using its formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company’s RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by the Company’s RHI-based formulations.

An earlier RHI-based formulation known as LinjetaTM (and previously referred to as VIAject®) was the subject of a New Drug Application (“NDA”) that the Company submitted to the U.S. Food and Drug Administration (the “FDA”) in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for LinjetaTM could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of LinjetaTM prior to re-submitting the NDA.

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

2.    Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $32,325, $26,177 and $13,901 for the years ended September 30, 2009, 2010 and 2011, respectively. Research and development expenses for the year ended September 30, 2011 were reduced by our receipt in January 2011 of $1,200 in research grants under the Internal Revenue Service’s therapeutic tax credit program.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including, but not limited to, accruals, income taxes payable, forfeiture

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

rate used in the computation of share-based compensation and deferred tax assets. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2010 and 2011, the Company had cash and cash equivalents of $22,292 and $38,701, respectively, and they are primarily held in a premium commercial money market account.

Restricted Cash

Restricted cash as of September 30, 2010 and 2011 consisted of $150 and $60 respectively, held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

Marketable securities

The Company’s marketable securities were classified as available-for-sale and were reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). The Company regularly evaluates the performance of these investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related investments are written down to its estimated fair value. At September 30, 2010 and 2011, marketable securities total $6,001 and $0, respectively. Due to the short-term need for funds, the Company sold its marketable securities in March 2011 and modified its investment strategy to primarily invest in money market accounts. The decision eliminated investment fees and yielded a higher return.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values due to their short term maturities.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the years ended September 30, 2010 and 2011, the Company expensed $4,450 and $2,409, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In November 2010, the Company announced that the FDA issued a complete response letter requesting additional information regarding its NDA for LinjetaTM. The complete response letter stated that the FDA’s review cycle was complete and that the application could not be approved in its present form. At this time, the Company will continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if the Company completes Phase 3 clinical trials of LinjetaTM or if there is an alternate product candidate for which the inventory is applicable and files a related NDA or NDA supplement for review by the FDA (see Note 8).

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Intellectual Property

Intangible assets consist primarily of capitalized costs associated with the Company’s ultra-rapid-acting insulin patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Intellectual property amortization expense for the years ended September 30, 2009, 2010 and 2011 was $3, $3 and $4, respectively.

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

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2010 and 2011.

Warrant Liability

The Company applies the provisions of Accounting Standards Codification Topic 480 (“ASC 480”) (formerly FASB Staff Position 150-5 (FSP 15-5)), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and other Similar Instruments on Shares that are Redeemable or Distinguishing Liabilities from Equities. Pursuant to ASC 480, a freestanding financial instrument (other than outstanding share) that, at inception, embodies an obligation to repurchase the issuer’s shares and “requires or may require” the obligation to be settled by transferring assets, qualifies as a liability (if the obligation is conditional, the number of conditions is irrelevant).

The Company issued warrants in May 2011 and recorded an amount of $9,438 for the initial fair value of the warrant liability. As of September 30, 2011, the Company recorded a credit of $8,442 to reflect the decrease in the estimated fair value of the warrants determined by the Black-Scholes valuation model, which was used because the May 2011 warrants do not contain a repricing provision. The Black-Scholes valuation model takes in account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants will be revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

The Company issued warrants in August 2010 and recorded an amount of $2,915 for the initial fair value of the warrant liability. As of September 30, 2010, the Company recorded a charge of $1,254 to reflect the increase in the estimated fair value of the warrants and as of September 30, 2011, the Company recorded a credit of $4,140 to reflect the decrease in the estimated fair value of the warrants, determined by the Monte

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. These warrants will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption of “Adjustment to fair value of common stock warrant liability.” (See Note 10).

Comprehensive Loss

Comprehensive Loss is comprised of net loss and changes in equity for unrealized holding gains on marketable securities during the period. For the years ended September 30, 2009, 2010 and 2011, the Company had $(43,208), $(38,289), and $(10,592) of comprehensive loss.

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

The Company has experienced significant operating losses since inception. At September 30, 2011, the Company had a deficit accumulated during the development stage of $175,346. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of and RHI- or insulin analog-based formulation, launch and commercialize the product if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company is currently developing its first product candidates and has no products that have received regulatory approval. Any products developed by the Company will require approval from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it would have a material adverse effect on the Company’s future operating results.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Share-Based Compensation

In March 2010, the shareholders of the Company approved a new 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. The Company will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. The expected life for grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was chosen due to limited Company history. Until the Company has adequate history, it will continue to utilize the simplified method (see Note 11).

The Company recognizes share-based compensation arising from compensatory share-based transactions using the fair value at the grant date of the award. Determining the fair value of share-based awards at the grant date requires judgment. The Company uses an option-pricing model (the Black-Scholes valuation model) to assist in the calculation of fair value. Due to its limited history, the Company uses the “simplified method” which relies on comparable company historical volatility and uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, or seven or eight years, to determine the estimated term of the option. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.

The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed (credited) for options granted to non-employees for the years ended September 30, 2009, 2010 and 2011 was $94, $(7), and $(44) respectively.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2009, 2010 and 2011 was $4,970, $5,628, and $4,964 respectively. At September 30, 2011, the total compensation cost related to non-vested options not yet recognized was $3,289, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2009	2010	2011
Expected life (in years)	5.25	2.72 – 5.25	3.77 – 5.25
Expected volatility	59 – 68%	64 – 77%	65 – 72%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.00% – 3.19%	0.77 – 2.69%	0.75 – 1.97%
Weighted-average grant date fair value	$2.69	$4.09	$1.59

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

Warrant Liability — Given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55. These securities were excluded from the per share calculation for the years ended September 30, 2010 and 2011 since their inclusion would be anti-dilutive.

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

3.    Marketable Securities

The Company invested in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and investment grade corporate securities. The Company only invested in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Due to the nature of the Company as a development stage company and its funding needs at times being uncertain, the Company had classified all marketable securities as available-for-sale. The unrealized gains and losses on these securities are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

Marketable securities classified as available for sale are measured at fair value based on quoted market prices. The amortized cost, gross unrealized gains and losses and fair value of investment securities at September 30, 2011 are $0. As of September 30, 2010, the Company had $6 million marketable security investments. In March 2011, the Company modified its investment strategy to primarily invest in money market accounts.

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

As of September 30, 2010 and 2011, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Monte Carlo simulation method for the warrants issued in connection with the Company’s August 2010 financing and by the Black-Scholes valuation model for the warrants issued in connection with the Company’s May 2011 financing. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company’s fair value measurements of the Company’s marketable securities are classified as a Level 1 input and the warrant liability as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,701	$38,701	$—	$—
Restricted cash	60	60	—	—
Subtotal	38,761	38,761	—	—
Liabilities:
Common stock warrant liability	(996)	—	—	(996)
Subtotal	(996)	—	—	(996)
Total	$37,765	$38,761	$—	$(996)

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Description	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,922	$22,922	$—	$—
Restricted cash	150	150	—	—
Marketable securities:
US government agency securities (short-term securities)	6,001	6,001	—	—
Subtotal	29,073	29,073	—	—
Liabilities:
Common stock warrant liability	(4,169)	—	—	(4,169)
Subtotal	(4,169)	—	—	(4,169)
Total	$24,904	$29,073	$—	$(4,169)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2009	$—
August 2010 warrant — initial fair value at the date of issuance	(2,915)
Increase in fair value	(1,254)
Balance at September 30, 2010	(4,169)
May 2011 warrant — initial fair value at the date of issuance	(9,438)
Exercise of warrants	29
Decrease in fair value	12,582
Balance at September 30, 2011	$(996)

As of September 30, 2010, the Company classified all the marketable securities with original maturities of three months or less at the date of purchase as cash equivalents. As of September 30, 2011, the Company had $0 in marketable securities.

5.    Net Loss per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considers the outstanding warrants participating securities because they include rights to participate in dividends with the common stock on a one for one basis. In applying the two-class method, earnings are allocated to both common stock shares and warrants based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to the participating securities, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

The amount of options and warrants excluded are as follows:

	Year Ended September 30,
	2009	2010	2011
Common shared issuable upon conversion of Series A Preferred Stock	—	—	1,813,944
Common shares underlying warrants for Series A Preferred Stock	118,815	118,815	1,297,878
Common shares underlying warrants issued for common stock	—	2,398,200	10,204,709
Stock options	3,407,633	4,635,532	5,461,295
Restricted stock units	—	249,020	486,723

6.    Property and Equipment

Property and equipment consists of the following:

	September 30,
	2010	2011
Furniture and fixtures	$324	$324
Leasehold improvements	1,549	1,548
Construction-in-progress	63	38
Laboratory equipment	1,756	1,886
Manufacturing equipment	587	655
Facility equipment	65	65
Computer equipment and other	1,291	1,308

Sub-Total	5,635	5,824
Less: Accumulated depreciation and amortization	2,637	3,571
Total	$2,998	$2,253

Depreciation expense for the years ended September 30, 2009, 2010 and 2011 was $874, $989 and $935, respectively.

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

Consulting and Clinical Research Services

Dr. Andreas Pfützner served as the Company’s Chief Medical Officer in Europe until December 2008. During the fiscal year ended September 30, 2008, we paid Dr. Pfützner $386 in connection with his services in this capacity. Dr. Pfützner continues to perform consulting services for us from time to time, and during the fiscal years ended September 30, 2009, 2010 and 2011, we paid Dr. Pfützner $150, $50 and $11, respectively, in consulting fees. During the fiscal years ended September 30, 2009, 2010 and 2011, we paid approximately $1,419, $867 and $86, respectively, in clinical related costs to the Institute for Clinical Research and Development in Mainz, Germany, where Dr. Pfützner serves as its managing director. Dr. Pfützner is majority owner of the institute together with his spouse. In July 2007, Steiner Ventures, LLC loaned Dr. Pfützner

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

approximately $200. As of September 30, 2010, the remaining balance on the loan was approximately $89. Dr. Solomon Steiner, our former Chief Scientific Officer, was the sole managing member of Steiner Ventures, LLC at that time. Also at that time, Dr. Steiner and his spouse jointly owned 54% of Steiner Ventures, LLC, with the balance split equally among their four adult children, including Erik Steiner. Erik Steiner is our Vice President, Operations.

Issuance of Series A Convertible Preferred Stock

Between March and July 2005, the Company issued and sold an aggregate of 35,000 shares of its Series A convertible preferred stock (see Note 11) to two executive officers and one director.

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

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with the Company that were conditioned upon his signing the release. We recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the three months ended December 31, 2010. As of September 30, 2011, the Company has paid $530 in salary, bonus and benefits continuation per the terms of the agreement; $688 has been classified in short term obligation and $142 in other long term liabilities.

Leases

As of September 30, 2011, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.

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

Lease expense for the years ended September 2009, 2010, and 2011 was $591, $624 and $633, respectively.

Minimum lease payments under these agreements as of September 30, 2011, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,
2012	$689
2013	613
2014	478
Total	$1,780

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Purchase Commitments

The Company contracted with N.V. Organon, a global producer of insulin, to supply the Company with all of the insulin that the Company will need for testing and manufacturing of the Company’s product candidates. In July 2011, the Company executed an amendment with N.V. Organon, which extends the term of the existing supply agreement to June 30, 2018 and releases the Company from any purchase commitments until the third calendar quarter of 2014. These commitments commence in the third calendar quarter of 2014 and extend through the second calendar quarter of 2018 for a total purchase commitment of approximately 160 kilograms of insulin. Both parties have the right to terminate the agreement with six months notice, with the Company having the option to purchase significant additional quantities if the supplier terminates the agreement prior to June 30, 2018. As of September 30, 2011, the Company had purchase commitments of approximately $20,923 associated with the signing of the renewed contract with N.V. Organon.

Years Ending September 30,
2014	$1,119
2015	4,702
2016	5,090
2017	5,551
2018	4,461
Total	$20,923

9.    Income Taxes

During the year ended September 30, 2009, the Company performed a review on the research and development activities that occurred in the state of Connecticut that support the Connecticut research and development credits and refunds. The results of that study decreased income tax receivable and the corresponding reserve relating to an anticipated tax refund from the state of Connecticut for research and development activities. For the year-ended September 30, 2009, this resulted in a 1% decrease to the Company’s effective tax rate. The reserve does not include interest or penalties based on the nature of the liability. The Company plans to treat any future interest or penalties as operating expense.

The following table summarized the activity related to the Company’s liabilities for uncertain tax positions:

	Year Ended September 30,
	2009	2010	2011
Balance, beginning of year	$988	$188	$86
Increase related to current year tax position	6	5	—
Increase related to prior year’s tax position	107	—	—
Decrease related to prior year’s tax position	(913)	(107)	(11)
Balance, at end of year	$188	$86	$75

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

The provision (benefit) for income taxes is as follows:

	Year Ended September 30,
	2009	2010	2011
Current expense
Federal	$—	$—	$—
State	337	(104)	41
Actual tax provision (benefit)	$337	$(104)	$41

As of September 30, 2011, the Company had net operating loss carryforwards of approximately $50,970 (net of Section 382 limitation discussed below) for U.S. federal tax purposes and $106,148 for state tax purposes. These loss carryforwards expire between 2024 and 2031. To the extent these net operating loss carryforwards are available, the Company intends to use them to reduce the corporate income tax liability associated with its operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As of September 30, 2010, the Company performed a preliminary Section 382 analysis and believed it created an ownership change. The Company updated the Section 382 analysis, performed in fiscal year 2010, to incorporate the registered direct offering that it completed in May 2011 and determined that an ownership change under Section 382 occurred on May 12, 2011. The Company believes that approximately $55,890 of the $106,860 federal losses (prior to the Section 382 limitation) will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2,496 for twenty (20) years. The limitation could be further restricted if ownership changes occur in future years. To the extent the Company’s use of net operating loss carryforwards is limited, future income could be subject to corporate income tax earlier than it would if the Company was able to use net operating loss carryforwards, which could result in decreased net income. In addition to the NOL limitation, the 382 limitation also limited approximately $1,815 of federal research and development credit carryovers.

The Company also has state research and development credit carryovers of approximately $477, which expire commencing in fiscal 2022.

The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2011 and 2011 are as follows:

	September 30,
	2010	2011
Deferred Tax Assets
Net operating losses	$46,917	$23,699
Capitalized expense	—	16,936
Research and development credits	2,800	477
Depreciation of fixed assets	166	303
Other	176	765
Total deferred tax asset	50,059	42,180
Valuation Allowance	(50,059)	(42,180)
Net Deferred Tax Assets	$—	$—

As the Company has not yet achieved profitable operation, management does not believe that it is more likely than not that the tax benefits as of September 30, 2011 will be realized and therefore has recorded a valuation allowance against its deferred tax assets.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2009, 2010 and 2011, the Company paid only state taxes.

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

	Year Ended September 30,
	2009	2010	2011
Federal statutory rate	34.00%	34.00%	34.00%
Federal taxes at statutory rate	$(14,597)	$(13,054)	$(3,587)
Tax expense on permanent differences(a)	1,741	2,296	(2,631)
Tax benefit on research and business credits	(325)	(425)	—
State taxes, net of federal tax effect	43	23	19
State benefit, net operating loss	(1,249)	(2,990)	(163)
Valuation allowance increase(b)	14,432	14,156	6,382
Connecticut research and development refund	(40)	(30)	—
Reserve for uncertain tax positions	6	4	—
Other	326	(84)	21
Actual tax provision (benefits)	$337	$(104)	$41

(a)	Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.

(b)	Net of the Section 382 Adjustment.

10.    Financings

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

Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

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

During the year ended September 30, 2011, the Company recorded a decrease to Adjustment to fair value of common stock warrant liability of $8,442 to Adjustment to fair value of common stock warrant liability, within Other (income) expense, to reflect the decrease in the valuation of the warrants from May 18, 2011 to September 30, 2011 due to the decrease in the value of the Company’s common stock price from the date of issuance to September 30, 2011. At September 30, 2011, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $996.

The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2011:

Balance at September 30, 2010	$—
Initial fair value, at the date of issuance	9,438
Decrease in fair value	(8,442)
Balance at September 30, 2011	$996

In August 2010, the Company sold to two institutional investors an aggregate of 2,398,200 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $3.93 per unit. These units were not issued nor certificated. The shares and warrants were immediately separated and the Company issued 2,398,200 shares of its common stock and warrants to purchase an additional 2,398,200 shares of the Company’s common stock at an initial exercise price of $4.716 per share, subject to re-pricing following the Company’s receipt of the complete response letter for LinjetaTM. On December 1, 2010, the exercise price of the warrants was re-set to $1.56 per share as per the terms of the warrant and agreement. This financing resulted in net proceeds of $8,700.

The warrants are exercisable at any time on or after the date of issuance and expire on December 1, 2011. Pursuant to the terms of the warrants, the exercise price per share for the warrants is $1.175, which, per the warrant agreement, was reset when the May 2011 Financing occurred. There was no adjustment to the number of warrants acquirable upon exercise of the warrants in connection with an adjustment to the exercise price. Subsequently, these warrants expired on December 1, 2011, one year and 21 trading days following the Company’s receipt of the FDA’s complete response letter for LinjetaTM.

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

In August 2011, one investor exercised 42,200 warrants, at $1.175 per share, and the Company received proceeds totaling approximately $50. Subsequently, on December 1, 2011 the remaining 2,356,000 warrants expired unexercised.

At September 30, 2011, the fair value of the warrant liability determined utilizing the Monte Carlo simulation method was approximately $0. The decrease in the fair value of the warrants from September 30, 2010 to September 30, 2011 mainly reflects the decrease in stock price, as well as the warrants approaching their expiration date.

During the year ended September 30, 2011, the Company recorded income of $4,140 to Adjustment to fair value of common stock warrant liability, within Other income (expense), to reflect the decrease in the valuation of the warrants.

The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2011:

Balance at September 30, 2009	$—
August 2010 warrant — initial fair value at date of issuance	(2,915)
Increase in fair value	(1,254)
Balance at September 30, 2010	4,169
Exercised	(29)
Decrease in fair value	(4,140)
Balance at September 30, 2011	$0

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model (May 2011 financing) and the Monte Carlo simulation method (August 2010 financing) to calculate the fair value for the fiscal year ended September 30, 2010 and 2011.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

At the measurement dates, the Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model. Fair value at the measurement date of September 30, 2011 was estimated using the following assumptions:

	September 30, 2011
May 2011 Financing
Stock price	0.54
Exercise price	2.48
Risk-free interest rate	0.96%
Expected remaining term	4.63	years
Expected volatility	75%
Dividend yield	0%
Warrants outstanding May 2011 registered direct	9,027,772

At the measurement dates, the Company estimated the fair value for the August 2010 warrants using the Monte Carlo simulation method.

Fair value at the measurement date of September 30, 2011 was estimated using the following assumptions:

	September 30, 2010		September 30, 2011
August 2010 Financing
Risk-free interest rate	.25%		.02%
Expected remaining term	1.17	years	.2	years
Expected volatility	100%		60%
Dividend yield	0%		0%
Warrants outstanding August 2010 registered direct	2,398,200		2,356,000

Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term. This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life.

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

Change of Control. The Monte Carlo simulation incorporates the probability that the Company effects a change of control. The Company estimated a 15% and 0% probability for a change of control for the year ended September 30, 2010 and 2011, respectively.

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

On May 12, 2011, the Company completed a registered direct offering of an aggregate of 12,074,945 shares of common stock, 1,813,944 shares of Series A Preferred Stock and warrants to purchase 9,027,772 shares of common stock at an exercise price of $2.48 per share. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28,000 from this financing.

On August 24, 2010, the Company completed a registered direct offering of an aggregate of 2,398,200 shares of common stock and warrants to purchase an additional 2,398,200 shares of common stock at an exercise price of $4.716. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8,700 from this financing.

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

As of September 30, 2011, the Company had the following warrants outstanding:

i.	July 2005 Series A convertible preferred stock — warrants to purchase 118,815 shares of the Company’s common stock with an exercise price of $1.41 per share;

ii.	August 2010 financing — warrants to purchase 2,356,000 shares of the Company’s common stock with an initial exercise price of $4.716 per share, which was re-priced to $1.175 per share, as per terms of the warrant due to the May 2011 financing;

iii.	May 2011 financing —

(a)	warrants to purchase 7,848,709 shares of the Company’s common stock with an exercise price of $2.48 per share and

(b)	Series A convertible preferred stock — warrants to purchase 1,179,063 shares of the Company’s common stock with an exercise price of $2.48 per share.

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

Series A Convertible Preferred Stock

May 2011 Financing

As part of the May 2011 registered direct offering, the Company issued 1,813,944 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). The one investor purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.65 of a share of common stock. No fractional warrants were issued. Each unit was at a price of $2.16 per unit.

Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

July 2005 Private Placement

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

In connection with the Series A convertible preferred stock issuance, the Company entered into a registration rights agreement with the purchasers of its stock, which provided, among other things, for liquidated damages if the Company were initially unable to register and obtain an effective registration of the securities within the allotted time. The stockholders could not demand registration until one hundred and eighty (180) days after the Company had effected a qualified initial public offering. The penalties were (i) one and three quarters (1-3/4%) percent of the aggregate number of shares of underlying common stock for each month, or part thereof, after a ninety (90) day period that a registration statement was not filed with the SEC or (ii) one (1%) percent of the aggregate number of

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

shares of underlying common stock for each month if the forgoing filed registration statement was not declared effective by the SEC within one hundred and twenty (120) days.

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

Shares Reserved for Future Issuance

As of September 30, 2011, the Company reserved shares of common stock for future issuance as follows:

2010 stock incentive plan	8,807,633
2005 employee stock purchase plan	1,700,000
Warrants issued to placement agent	118,815
Warrants issued in connection with August 2010 registered direct offering	2,356,000
Warrants issued in connection with May 2011 registered direct offering	9,027,772
Total	22,010,220

2010 Stock Incentive Plan

In March 2010, the shareholders of the Company approved the 2010 Stock Incentive Plan (the “2010 Plan”). Up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. As of September 30, 2009, the Company had 3,407,633 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

2004 Stock Incentive Plan

The Company established the 2004 Stock Incentive Plan on October 1, 2004 (the “Plan”), as amended in March 2007, and subsequently replaced by the 2010 Stock Incentive Plan. The Plan provides for the granting of shares of common stock or securities convertible into or exercisable for shares of common stock, including stock options (“Incentive Stock Options”) to directors, employees, consultants and advisors of or to the Company. Incentive Stock Options can be awarded only to persons who are employees of the Company at the time of the grant. Stock options are exercisable at the conclusion of the vesting period. Employees can exercise their vested shares up to 90 days after termination of services. No awards may be granted under the Plan after the effective date of the 2010 Plan.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2009, 2010 and 2011 was $233, $454 and $53, respectively.

An aggregate of 1,700,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 100,000 shares. As of September 30, 2010 and 2011, a total of 1,332,588 and 1,364,380 shares, respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2009, 2010 and 2011, the Company issued 101,841, 267,412 and 335,620 shares, respectively, under the Purchase Plan.

2005 Non-Employee Directors’ Stock Option Plan

The Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by its Board of Directors and approved by its stockholders on March 20, 2007 and subsequently replaced with the 2010 Stock Incentive Plan. The Directors’ Plan became effective upon the closing of the Company’s initial public offering. An aggregate of 500,000 shares of common stock were reserved for issuance under the Directors’ Plan. Upon the effective date of the registration statement in connection with the Company’s initial public offering, each of its non-employee directors automatically received an initial option to purchase 25,000 shares of common stock. Each non-employee director who is first elected or appointed to the Company’s Board of Directors after the closing of the Company’s initial public offering will receive an initial option to purchase 25,000 shares of common stock on the date of his or her election or appointment. In addition, each non-employee director receives an option to purchase 20,000 shares of common stock on an annual basis. Effective March 3, 2009, these shares vest pro rata over one year. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The fair value per share is being recognized as compensation expense over the applicable vesting period. The fair value per share for awards granted as of December 31, 2008 through September 30, 2011 was calculated using the Black-Scholes valuation model.

The fair value of the common stock for the grants from December 23, 2004 through November 1, 2006 was determined using a retrospective valuation. The fair value of the common stock for the grants during December 2006 and subsequently was determined contemporaneously with the grants.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

The following table summarizes the stock option activity through September 30, 2011:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, September 30, 2004	—	$—		$—
Granted	385,432	1.41		—
Outstanding balance, September 30, 2005	385,432	1.41		—
Granted	461,602	5.65		—
Forfeited, expired	60,222	3.40		—
Outstanding balance, September 30, 2006	786,812	3.23		—
Granted	955,842	13.96		—
Exercised	3,542	1.41		—
Forfeited, expired	53,138	5.65		—
Outstanding balance, September 30, 2007	1,685,974	6.80		—
Granted	1,727,397	16.88		—
Exercised	174,410	5.18		—
Forfeited, expired	103,571	11.04		—
Outstanding balance, September 30, 2008	3,135,390	$13.92		—
Granted	611,500	2.69		—
Exercised	17,661	1.41		—
Forfeited, expired	321,596	13.88		—
Outstanding balance, September 30, 2009	3,407,633	$11.81		—
Granted	1,314,100	4.09		—
Exercised	32,320	2.11		—
Forfeited, expired	53,880	13.04		—
Outstanding balance, September 30, 2010	4,635,533	$9.68		—
Granted	1,163,273	1.59		—
Exercised	417	1.41		—
Forfeited, expired	337,094	9.62		—
Outstanding balance, September 30, 2011	5,461,295	$8.17	5	$—
Exercisable shares, September 30, 2011	3,217,200	$10.45	4	$—

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

In connection with a one-time reduction in cash compensation expenditures for the fiscal year ended September 30, 2011, the Company’s chief executive officer agreed, on October 1, 2010, to reduce his base salary for the fiscal year from $37,500 per month to $33,333 per month, for a total annual reduction of $50,000. The Company treated the reduced portion of its chief executive officer’s base salary as deferred into 9,843 RSUs that the Company granted to him on the same date. The number of RSUs was determined by dividing $50,000 by $5.08, or the fair market value of the Company’s common stock on October 1, 2010, the date of grant. Additionally, effective October 1, 2010, the board of directors of the Company modified the compensation it paid to its independent directors for the fiscal year ended September 30, 2011. The Company typically pays its chairman $60,000 in cash annually and each of its other non-employee directors $30,000 in cash annually. For the fiscal year ended September 30, 2011, the Company’s chairman received $40,000 in cash as compensation for serving as a director and the remaining $20,000 in the form of RSUs. Each other independent director received $20,000 in cash as compensation for serving as a director and the remaining $10,000 in the form of RSUs. The independent members of the Company’s board of directors received a total of 17,719 RSUs.

The RSUs the Company granted in connection with reduced cash compensation were issued under the 2010 Plan and vested in equal installments on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. The shares of common stock represented by the RSUs were distributed on September 30, 2011. All 27,562 RSUs vested and were distributed as shares of common stock on September 30, 2011.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2011, the executives, the board of directors and employees had 89,711 vested RSUs, of which 62,149 vested on December 15, 2010 and were distributed as shares of common stock on February 8, 2011.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	September 30,
	2009	2010	2011
Stock compensation expense — RSUs	$—	$205	$585

At September 30, 2011, there was $797 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2010 through September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at September 30, 2009	—	$—
Shares granted	250,000	3.95
Shares forfeited or expired	980	3.95
Non-vested and outstanding balance at September 30, 2010	249,020	3.95
Changes during the period:
Shares granted	362,562	1.89
Shares vested and issued	(89,711)	4.30
Shares forfeited or expired	(35,148)	2.37
Non-vested and outstanding balance at September 30, 2011	486,723	2.35

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

12.    Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2009, 2010 and 2011, the Company had not elected to make any contributions to the plan.

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

14.    Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended September 30, 2011. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Revenue	$—	$—	$—	$—
Net Profit (loss)	$(5,309)	$(5,442)	$(3,974)	$4,133
Basic net loss per common share(1)	$(0.20)	$(0.21)	$(0.12)	$0.11
Diluted net loss per common share	$(0.20)	$(0.21)	$(0.12)	$0.10
Weighted average common shares basic	26,419,105	26,469,890	33,017,859	38,631,390
Weighted average common shares diluted	26,419,105	26,469,890	33,017,859	40,445,334

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statement — (Continued)
(In thousands, except share and per share amounts)

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Revenue	$—	$—	$—	$—
Net loss	$(11,148)	$(10,409)	$(8,629)	$(8,104)
Basic and diluted net loss per common share	$(0.47)	$(0.44)	$(0.36)	$(0.31)
Weighted average common shares basic and diluted	23,848,855	23,885,856	23,944,386	24,961,083

(1)	Basic earnings per share calculation for the third and fourth quarter include the weighted average effect of stock issuances; therefore, the sum of the quarterly earnings per share will not equal full-year earnings per share amounts which reflect the weighted average effect on an annual basis.