Form 10-Q
period 2011-12-31
Biodel Inc
filed 2012-02-09
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 31, 2012 there were 38,709,537 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheets at September 30, 2011 and December 31, 2011 (unaudited)	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2010 and 2011 and for the period from December 3, 2003 (inception) to December 31, 2011	4

Consolidated Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to December 31, 2011	5

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2010 and 2011 and for the period from December 3, 2003 (inception) to December 31, 2011	8

Notes to Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	43

Signatures	44
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2011
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$38,701	$35,052
Restricted cash	60	60
Taxes receivable	35	35
Other receivables	1	—
Prepaid and other assets	399	827

Total current assets	39,196	35,974
Property and equipment, net	2,253	2,059
Intellectual property, net	49	49
Long term other assets	7	—

Total assets	$41,505	$38,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$222	$151
Accrued expenses:
Clinical trial expenses	763	752
Payroll and related	1,118	1,337
Accounting and legal fees	191	205
Severance	688	643
Other	204	309
Income taxes payable	103	105

Total current liabilities	3,289	3,502

Common stock warrant liability	996	1,141
Other long term liabilities	142	—

Total liabilities	4,427	4,643
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,813,944 outstanding	18	18
Common stock, $.01 par value; 100,000,000 shares authorized; 38,647,683 and 38,709,537 issued and outstanding	386	386
Additional paid-in capital	212,020	212,882
Deficit accumulated during the development stage	(175,346)	(179,847)

Total stockholders’ equity	37,078	33,439

Total liabilities and stockholders’ equity	$41,505	$38,082

See accompanying notes to consolidated financial statements.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2010	2011	2011
Revenue	$—	$—	$—

Operating expenses:
Research and development	5,505	2,353	132,482
General and administrative	2,577	2,020	58,966

Total operating expenses	8,082	4,373	191,448

Other (income) and expense:
Interest and other income	(5)	(24)	(5,590)
Interest expense	—	—	78
Adjustments to fair value of common stock warrant liability	(2,772)	145	(11,212)
Loss on settlement of debt	—	—	627

Operating loss before tax provision (benefit)	(5,305)	(4,494)	(175,351)
Tax provision (benefit)	3	7	(564)

Net loss	(5,308)	(4,501)	(174,787)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(5,308)	$(4,501)	$(179,847)

Net loss per share — basic and diluted	$(0.20)	$(0.12)

Weighted average shares outstanding — basic and diluted	26,419,105	38,694,327

See accompanying notes to consolidated financial statements.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance at Inception (December 3, 2003)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	732,504	7	—	—	—	—	(7)	—	—	$—
January 2004 Proceeds from sale of common stock	4,581,240	46	—	—	—	—	1,308	—	—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)

Balance, September 30, 2004	5,313,744	53	—	—	—	—	1,301	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	42,656	1	—	—	—	—	60	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	5,356,400	54	569,000	6	—	—	4,751	—	(4,157)	654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	4,030	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	5,360,430	$54	569,000	$6	6,198,179	$62	$29,054	$—	$(12,828)	$16,348

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2006	5,360,430	$54	569,000	$6	6,198,179	$62	$29,054	$—	$(12,828)	$16,348
May 2007 Proceeds from sale of common stock	5,750,000	58	—	—	—	—	78,697	—	—	78,755
Conversion of preferred stock on May 16, 2007	6,407,008	64	(569,000)	(6)	(6,198,179)	(62)	4	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	2,949	—	—	—	—	—	16	—	—	16
Stock options exercised	3,542	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	2,636,907	26	—	—	—	—	397	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	20,160,836	202	—	—	—	—	116,854	—	(39,833)	77,223
Proceeds from sale of common stock	3,260,000	32	—	—	—	—	46,785	—	—	46,817
Issuance of restricted stock	9,714	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	174,410	1	—	—	—	—	901	—	—	902
Warrants exercised	79,210	1	—	—	—	—	111	—	—	112
Net unrealized loss on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	14,388	1	—	—	—	—	180	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	23,698,558	$237	—	$—	—	—	$171,506	$(62)	$(83,194)	$88,487

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Series A Preferred stock			Series B Preferred stock			Additional	Accumulated Other	Deficit Accumulated During the	Total
	$01 Par Value		$.01 Par Value			$.01 Par Value			Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount		Capital	Income (loss)	Stage	Equity
Balance, September 30, 2008	23,698,558	$237	—		$—	—		—	$171,506	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—		—	—		—	5,064	—	—	5,064
Stock options exercised	17,661	—	—		—	—		—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—		—	—		—	—	62	—	62
Proceeds from sale of stock — ESPP	87,453	1	—		—	—		—	169	—	—	170
Net loss											(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	$238	—		$—	—		$—	$176,764	$—	$(126,464)	$50,538

Registered direct financing	2,398,200	24	—		—	—		—	8,688	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—		—	—		—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—		—	—		—	5,621	—	—	5,621
Stock options exercised	32,320	—	—		—	—		—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—		—	—		—	—	1	—	1
Sales of stock — ESPP	165,572	2	—		—	—		—	323	—	—	325
Net loss	—	—	—		—	—		—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	26,399,764	$264	—	$		—	$		$188,549	$1	$(164,754)	$24,060

Registered direct financing	12,074,945	121	1,813,944		18	—		—	27,822	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—		—	—		—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—		—	—		—	4,920	—	—	4,920
Stock options exercised	417	—	—		—	—		—	—	—	—	—
Warrants exercised	42,200	—	—		—	—		—	50	—	—	50
RSU’s granted	62,149	1	—		—	—		—	(1)	—	—	—
Net unrealized loss on marketable securities	—	—	—		—	—		—	—	(1)	—	(1)
Proceeds from sale of stock - ESPP	68,208	—	—		—	—		—	118	—	—	118
Net loss	—	—	—		—	—		—	—	—	(10,592)	(10,592)

Balance, September 30, 2011	38,647,683	$386	1,813,944		$18	—		$—	$212,020	$—	$(175,346)	$37,078

Stock-based compensation	—	—	—		—	—		—	842	—	—	842
Sales of stock - ESPP	34,292	—	—		—	—		—	20	—	—	20
RSUs granted	27,562	—	—		—	—		—	—	—	—	—
Net loss	—	—	—		—	—		—	—	—	(4,501)	(4,501)

Balance, December 31, 2011 (unaudited)	38,709,537	$386	1,813,944		$18	—		$—	$212,882	$—	$(179,847)	$33,439

See accompanying notes to consolidated financial statements.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(5,308)	$(4,501)	$(174,787)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	194	4,272
Founder’s compensation contributed to capital	—	—	271
Stock-based compensation for employees and directors	1,472	842	26,638
Stock-based compensation for non-employees	(44)	—	2,274
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	208
Write-off of capitalized patent expense	—	—	41
Adjustment to fair value of common stock warrant liability	(2,772)	145	(11,212)
(Increase) decrease in:
Income tax receivable	—	—	(35)
Other receivables	(1,224)	1	—
Prepaid expenses	(606)	(421)	(827)
Increase (decrease) in:
Accounts payable	833	(71)	151
Income taxes payable	3	2	105
Accrued expenses	769	140	3,465

Total adjustments	(1,317)	832	25,978

Net cash used in operating activities	(6,625)	(3,669)	(148,809)

Cash flows from investing activities:
Purchase of property and equipment	(66)	—	(6,290)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	6,000	—	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	5,934	—	(6,629)

Cash flows from financing activities:
Restricted cash	—	—	(60)
Options exercised	—	—	1,000
Warrants exercised	—	—	585
Employee stock purchase plan	58	20	814
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1.660
Net proceeds from sale of Series A preferred stock	—	—	5,151
Net proceeds from sale of common stock	—	—	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by financing activities	58	20	190,490

Net (decrease) increase in cash and cash equivalents	(633)	(3,649)	35,052

Cash and cash equivalents, beginning of period	22,922	38,701	—

Cash and cash equivalents, end of period	$22,289	$35,052	$35,052

Biodel Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Three months ended		(inception) to
	December 31,		December 31,
	2010	2011	2011
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	6	312
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	—	—	12,353
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to consolidated financial statements.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, “Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned subsidiary in the United Kingdom (UK) in October 2011. There has been no activity since its inception. The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company's most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these reformulations as its “ultra-rapid-acting” insulin formulations. In addition to the Company’s RHI-based formulations, the Company is using its formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company’s RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by the Company’s RHI-based formulations.

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application (“NDA”) that the Company submitted to the U.S. Food and Drug Administration (the “FDA”) in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection.

Based upon the complete response letter and subsequent feedback from the FDA provided to us at a meeting in January 2011, the Company decided to study newer RHI-based formulations, which we referred to as BIOD-105 and BIOD-107, in earlier stage clinical trials. Based on our review of the data from our clinical trial of BIOD-105 and BIOD-107, as well as the results of a similar trial in which BIOD-105 and BIOD-107 were administered by insulin pump, the Company determined that further formulation work is needed and the overall pharmacokinetic and pharmcodynamic profiles of BIOD-105 and BIOD-107 did not meet our product profile. The Company continues to develop several ultra-rapid-acting insulin and analog-based formulations.

In December 2011, the Company selected a new RHI-based formulation to study in a Phase 1 clinical trial, which the Company plans to begin in the first calendar quarter of 2012.

In addition to the Company’s ultra-rapid-acting insulin program, the Company has developed prototype formulations of a liquid glucagon, a basal insulin and a glucose responsive insulin.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel and Biodel UK Limited, a UK wholly owned subsidiary. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2011 audited financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (the “Annual Report”). The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results for the full year or any other interim period.

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

Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

income under current accounting guidance.  In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 deferred certain aspects of ASU 2011-05 pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance in the first quarter of fiscal 2012.  The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 had no impact on the Company’s consolidated financial statements.

2. Restricted Cash

Restricted cash as of September 30, 2011 and December 31, 2011 was $60 in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of September 30, 2011 and December 31, 2011, the Company had assets and liabilities that fell under the scope of ASC 820. At December 31, 2011 and September 30, 2011, the fair value of the Company’s warrant liability, in connection with the Company’s May 2011 financing, was determined by the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. At September 30, 2011, the fair value of the warrant liability, in connection with the Company’s August 2010 financing, was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.  Accordingly, the Company’s fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input. On December 1, 2011, the remaining 2,356,000 warrants to purchase our common stock that were issued in connection with the Company’s August 2010 financing expired unexercised.  The Company revalued the liability from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

			Significant
		Quoted Prices in	Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Market Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$35,052	$35,052	$—	$—
Restricted cash	60	60	—	—

Subtotal	35,112	35,112	—	—
Liabilities:
Common stock warrant liability	(1,141)	—	—	(1,141)

Subtotal	(1,141)	—	—	(1,141)
Total	$33,971	$35,112	$—	$(1,141)

			Significant
		Quoted Prices in	Other	Significant
	Fair value at	Active Markets for	Observable	Unobservable
	September 31	Identical Assets	Market Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$38,701	$38,701	$—	$—
Restricted cash	60	60	—	—

Subtotal	38,761	38,761	—	—
Liabilities:
Common stock warrant liability	(996)	—	—	(996)

Subtotal	(996)	—	—	(996)
Total	$37,765	$38,761	$—	$(996)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2011	$(996)

Increase in fair value of common stock warrant liability	(145)

Balance at December 31, 2011	$(1,141)

As of December 31, 2011, the Company classifies all marketable securities with original maturities of three months or less at the date of purchase as cash equivalents. As of September 30, 2011 and December 31, 2011, the Company had $0 in marketable securities.

4. Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three months ended December 31, 2010 and 2011, the Company expensed approximately $2,400 and $0, respectively, of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Until the Company completes Phase 1, Phase 2 and Phase 3 clinical trials with a preferred commercial formulation, resubmits an NDA and receives FDA approval, the Company will continue to expense pre-launch inventory as research and development.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

5. Stock-Based Compensation

Under the Company’s 2010 Stock Incentive Plan, or the 2010 Plan, up to 5,400,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by its stockholders.

The Company recognizes stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. The expected life for these grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. Due to its limited history, the Company uses the simplified method that uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, seven or eight years, to determine the estimated term of the option. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.  Additionally, the Company has assumed that dividends will not be paid.

The Company estimates forfeitures based on actual forfeitures during its limited history. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee and director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge, which includes stock-based compensation charges related to RSU awards and the 2005 Employee Stock Purchase Plan, for the three months ended December 31, 2010 and 2011 was $1,472 and $842, respectively. At December 31, 2011, the total compensation charge related to non-vested options to employees and directors not yet recognized was $2,023 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes pricing model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The December 4, 2007 stock options granted to non-employees vested fully on December 4, 2011 and were the last group of non-employee stock option grants subject to the quarterly revaluation. The total compensation charge or credit for options granted to non-employees for the three months ended December 31, 2010 and 2011 were $(44), and $0, respectively.

The following table summarizes the stock option activity during the three months ended December 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life in Years	Value

Outstanding options, September 30, 2011	5,461,295	$8.17		$—
Granted	692,750	0.65		$—
Forfeited, expired	(121,629)	9.09		—
Outstanding options, December 31, 2011	6,032,416	$7.11	5	$—

Exercisable options, December 31, 2011	4,256,949	$9.02	4	$—

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

The Black-Scholes pricing model assumptions for the three months ended December 31, 2010 and 2011 were determined as discussed below:

	Three Months Ended
	December 31,
	2010	2011

Expected life (in years)	3.00 – 5.25	3.00 – 4.75
Expected volatility	65 - 70%	58 - 76%
Expected dividend yield	0%	0%
Risk-free interest rate	0.09 – 2.08%	0.39 – 0.91%
Weighted average grant date fair value	$1.63	$0.65

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU award that was granted in December 2010 to the Company’s executive officers and employees represents one share of common stock and each award vests per the terms of the grant.  Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of December 31, 2011, the executives and employees had 214,077 RSUs vest on December 14 and 15, 2011 and will be distributed as shares of common stock by March 15, 2012.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended
	December 31,
	2010	2011
Stock compensation expense — RSUs	$114	$111

At December 31, 2011, there was $686 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2011 through December 31, 2011:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested and outstanding balance at October 1, 2011	486,723	$2.35
Changes during the period:
Shares vested, not issued	(214,077)	$2.26

Non-vested and outstanding balance at December 31, 2011	272,646	$2.42

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended December 31, 2010 and 2011 were $12 and $2, respectively.

An aggregate of 1,700,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of September 30, 2011 and December 31, 2011, a total of 1,364,380 and 1,330,088 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of September 30, 2011 and December 31, 2011, the Company has issued 335,620 and 369,912 shares, respectively, under the Purchase Plan.

6. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 (“ASC 740-10-25”), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2010 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a 50% or more change in ownership in the Company within a three-year period. As a result of the registered direct offering that the Company completed in May 2011 (Note 8), a significant change in the ownership of the Company occurred, which limits on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company completed a formal Section 382 analysis and believes that approximately $55,890 of the $106,860 federal losses (prior to the Section 382 limitation) will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2,496 for twenty (20) years. The limitation could be further restricted if ownership changes occur in future years. To the extent the Company’s use of NOL carryforwards is limited, future income could be subject to corporate income tax earlier than it would if the Company was able to use NOL carryforwards, which could result in decreased net income. In addition to the NOL limitation, the 382 limitation also limited approximately $1,815 of federal research and development credit carryovers.

The Company’s effective tax rate for the three months ended December 31, 2010 and 2011 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

7. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock, and RSUs excluded are as follows:

	Three Months Ended
	December 31,
	2010	2011

Common shares issuable upon conversion of Series A Preferred Stock	—	1,813,944
Common shares underlying warrants issued for common stock	2,517,015	9,146,587
Stock options	5,671,155	6,032,416
Restricted stock units	611,192	486,723

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

At December 31, 2011, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $1,141.

During the three months ended December 31, 2011, the Company recorded an increase to Adjustment to fair value of common stock warrant liability of $145, within Other (income) expense, to reflect an increase in the valuation of the warrants from September 30, 2011 to December 31, 2011.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

The following summarizes the changes in value of the warrant liability from September 30, 2011 through December 31, 2011:

Balance at September 30, 2011	$996
Increase in fair value of common stock warrant liability	145

Balance at December 31, 2011	$1,141

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

In August 2011, one of the investors exercised warrants to purchase 42,200 shares of common stock, at $1.175 per share, and the Company received proceeds totaling approximately $50. On December 1, 2011, the remaining 2,356,000 warrants to purchase our common stock expired unexercised.  The Company revalued the liability from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model for the May 2011 financing to calculate the fair value as of December 31, 2011.

At the measurement dates, the Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model. Fair value at the measurement date of December 31, 2011 was estimated using the following assumptions:

May 2011 Financing	December 31,
2011

Stock price	$0.61
Exercise price	$2.48
Risk-free interest rate	0.83%
Expected remaining term	4.38 years
Expected volatility	75%
Dividend yield	0%
Warrants outstanding May 2011 registered direct	9,027,772
Common stock outstanding	38,709,537

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

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

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

As such, given that the May 2011 warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three months ended December 31, 2011 earnings per share calculation since their inclusion would be anti-dilutive.

9. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore receiving the severance benefits set forth in his employment agreement (the “employment agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he retired. Furthermore, the employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 and $18.16. The options remain exercisable until December 14, 2013, the second anniversary of when Dr. Steiner retired from the Company’s board. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of December 31, 2011, the Company has paid $692 in salary, bonus and benefits continuation per the terms of the agreement; reduced the medical accrual by $25; and classified $643 in short term obligation.

Leases

As of December 31, 2011, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.

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

Lease expense for the three months ended December 31, 2010 and 2011 was $158 and $162, respectively.

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

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of any ultra-rapid-acting insulin or liquid glucagon formulations;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin;

•

our ability to develop and commercialize a proprietary formulation of injectable insulin that may be associated with less injection site discomfort than Linjeta™ (formerly referred to as VIAject®), which is the subject of a complete response letter we received from the FDA;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II-Item 1A of this Quarterly Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection. Based upon the complete response letter and subsequent feedback the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to determine whether one or more of our newer RHI-based formulations was likely to offer a combination of pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that is preferable to the Linjeta™ formulation that was the subject of the complete response letter.

In August 2011, we completed patient visits and analyzed top-line data from the first Phase 1 clinical trial of two RHI-based formulations that we refer to as BIOD-105 and BIOD-107. The trial was a single-center, randomized, double-blind, three-period crossover trial in 18 subjects with Type 1 diabetes. Each study drug was administered on separate days. The objective of the trial was to evaluate the pharmacokinetic and pharmacodynamic characteristics and injection site toleration of BIOD-105 and BIOD-107, as compared to the insulin analog marketed as Humalog®. Pharmacodynamics were assessed using the euglycemic clamp method. Local injection site discomfort was measured after each test injection with a 100 mm visual analog scale, and with additional questions pertaining to injection site toleration.

Based on our review of the of the data from our clinical trial of BIOD-105 and BIOD-107, as well as the results of a similar clinical trial conducted by Oregon Health & Science University in which BIOD-105 and BIOD-107 were administered by insulin pump instead of subcutaneous injection, we determined that further formulation work is needed before advancing an RHI-based formulation into Phase 2 clinical testing. While BIOD-105 and BIOD-107 were more rapidly absorbed than Humalog®, and while both formulations were well-tolerated by patients, the relative serum insulin peak levels were lower and the decline following peak was slower with BIOD-105 and BIOD-107 compared to Humalog® , and the overall pharmacokinetic and pharmacodynamic profiles of BIOD-105 and BIOD-107 did not meet our target product profile.

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

In addition to our ultra-rapid-acting insulin program, we have developed prototype formulations of a liquid glucagon, a basal insulin and a glucose responsive insulin. Our formulation of liquid glucagon is intended as a rescue treatment for diabetes patients experiencing severe hypoglycemia. We are currently investigating the regulatory requirements for seeking approval to commercialize a formulation of liquid glucagon as a rescue product, with the goal of initiating a phase 1 clinical trial in the fourth calendar quarter of 2012.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, registered direct offerings in August 2010 and May 2011 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $4.5 million for the three months ended December 31, 2011. As of December 31, 2011, we had a deficit accumulated during the development stage of $179.8 million. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 70% and 30%, respectively, of the expenses that we have incurred since our inception.

As of December 31, 2011, we had approximately $35.1 million in cash and cash equivalents compared to $38.7 million in cash and cash equivalents as of September 30, 2010. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year.  We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties.  We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 clinical trials to study new formulations of RHI or insulin analogs in order to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting formulations. We also are conducting preliminary work required to meet our goal of initiating a phase 1 clinical trial with a formulation of liquid glucagon in the fourth calendar quarter of 2012. We anticipate that our research and development expenses for the fiscal year ending September 30, 2012 will remain substantially the same as in the 2011 fiscal year. Over the longer term, however, we anticipate these expenses will increase as we:

•

conduct preclinical studies and clinical trials to determine whether and how to advance the clinical development of and seek regulatory approval for one or more of our product candidates;

•

conduct preclinical studies with earlier stage product candidates and make limited investments in order to advance proof-of-concept formulations; and

•

purchase active pharmaceutical ingredients and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development program for our ultra-rapid-acting RHI- and insulin analog-based formulations, including the original Linjeta™ formulations and BIOD-105 and BIOD-107. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

			December 3, 2003
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2010	2011	2011
	(in thousands)
Research and development expenses:
Preclinical expenses	$1,019	$975	$19,639
Manufacturing expenses	3,252	585	36,872
Clinical/regulatory expenses	1,234	793	75,971

Total	$5,505	$2,353	$132,482

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing or estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•

the success of our product candidates, particularly our proprietary formulations of injectable insulin that are designed to be absorbed more rapidly than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin or liquid glucagon formulations;

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

Restricted Cash

Restricted cash as of September 30, 2010 and December 31, 2011was $60 thousand in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

We anticipate that our general and administrative expenses for  fiscal year 2012 will remain substantially the same as in fiscal year 2011 as we continue to focus our product development efforts on preclinical studies and Phase 1 clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials including Phase 3 pivotal trials.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the three months ended December 31, 2010 and 2011, we expensed approximately $2.4 million and $0 of costs associated with the purchase of recombinant human insulin, as research and development expense after it passed quality control inspection by us and transfer of title occurred. As a result of receiving the FDA’s complete response letter with respect to our Linjeta™ NDA, we continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of Linjeta™, or an alternate product candidate for which the inventory is applicable, and we file a related NDA or NDA supplement for review by the FDA.

Restricted Stock Units

In the quarter ended December 31, 2010, we granted restricted stock units, or RSUs, to executive officers and employees pursuant to the 2010 Stock Incentive Plan. There is no direct cost to the recipients of the RSUs, except for any applicable personal taxes. Each RSU represents one share of common stock and each award vests per the terms of the grant. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the vesting period, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. No RSUs have been granted since December 31, 2010.

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

In August 2010, we completed a registered direct offering of an aggregate of 2,398,200 shares of our common stock and warrants to purchase an additional 2,398,200 shares of our common stock.  In May 2011 the exercise price of these warrants was reset to $1.175 per share.  In August 2011, a holder exercised a portion of these warrants and purchased a total of 42,200 shares of our common stock at a purchase price of $1.175 per share. On December 1, 2011, the remaining 2,356,000 warrants to purchase our common stock expired unexercised.  We revalued the liability from September 30, 2011 through the date of expiration and there was no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

As of December 31, 2011, we had the following warrants outstanding: (i) warrants to purchase 118,815 shares of our common stock at an exercise price of $1.41, which will expire between May 2012 and July 2012; and (ii) warrants to purchase 9,027,772 shares of our common stock at an exercise price of $2.48 per share, which will expire on May 17, 2016.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in the notes to our consolidated financial statements included in this Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no material changes to such policies since the filing of such Annual Report.

Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 deferred certain aspects of ASU 2011-05 pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance in the first quarter of fiscal year 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 had no impact on our consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2011

Revenue. We did not recognize any revenue during the three months ended December 31, 2010 or 2011.

Research and Development Expenses.

	Three Months Ended
	December 31,		Decrease
	2010	2011	$	%
	(in thousands)
Research and Development	$5,505	$2,353	$3,152	57.2%

Percentage of net loss	103.7%	52.3%

Research and development expenses were $2.4 million for the three months ended December 31, 2011, a decrease of $3.2 million, or 57.2%, from $5.5 million for the three months ended December 31, 2010.   The $3.2 million decrease was primarily due to the net effect of the following changes:

•

we purchased $2.4 million of recombinant human insulin active pharmaceutical ingredient in the three months ended December 31, 2010 but none in the three months ended December 31, 2011 as a result of renegotiating our supply agreement,

•

we incurred a one-time $1.4 million severance charge in the three months ended December 31, 2010 due to the retirement of our Chief Scientific Officer that did not recur in the three months ended December 31, 2011,

•

personnel expenses declined by $0.4 million as a result of a reduction in force implemented in January 2011, and

•

we were awarded a one-time grant of $1.2 million, in December 2010, under the Internal Revenue Service’s therapeutic discovery tax credit program, which we treated as a reduction in research and development expenses for the three months ended December 31, 2010.

Research and development expenses for the quarter ended December 31, 2010 and 2011 include $0.5 million and $0.3 million, respectively, in stock-based compensation expense related to options granted to employees.

General and Administrative Expenses.

	Three Months Ended
	December 31,		Decrease
	2010	2011	$	%
		(in thousands)
General and Administrative	$2,577	$2,020	$557	21.6%

Percentage of net loss	48.6%	44.9%

General and administrative expenses were $2.0 million for the three months ended December 31, 2011, a decrease of $0.6 million, or 21.6%, from $2.6 million for the three months ended December 31, 2010. This decrease was primarily attributable to decreased stock-based compensation costs of $0.4 million and a decrease of $0.1 in depreciation expense. General and administrative expenses for the three months ended December 31, 2010 and 2011 include $0.9 million and $0.5 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Three Months Ended
	December 31,		Increase
	2010	2011	$	%
		(in thousands)
Interest and Other Income	$5	$24	$19	380%

Percentage of net loss	—%	0.5%

Interest and other income was $24 thousand for the three months ended December 31, 2011 and $5 thousand for the three months ended December 31, 2010. This was primarily due to moving our cash to a premium money market fund which eliminated investment fees and yielded a higher return.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Three Months Ended
	December 31,		Increase
	2010	2011	$	%
		(in thousands)
Adjustments to fair value of common stock warrant liability	$(2,772)	$145	$2,917	145%

Percentage of net loss	52.2%	3.2%

The December 2011 adjustment of $145 thousand is associated with the May 2011 warrants and the December 2010 adjustment of ($2,772) is associated with the August 2010 warrants.  For the three months ended December 31, 2011, we used the Black-Scholes valuation model to calculate the fair value of the May 2011 warrants. Because the closing price of our common stock on December 31, 2011 of $0.61 per share was higher than the September 30, 2011 closing price of $0.54 per share, we increased the fair value of the May 2011 warrant liability by $145 thousand.  For the three months ended December 31, 2010, we used the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. Because the closing price of our common stock on December 31, 2010 of $1.83 per share was lower than the September 30, 2010 closing price of $5.30, we decreased the fair value of the August 2010 warrant liability by $2.8 million.  On December 1, 2011, the remaining outstanding August 2010 warrants expired unexercised. The revaluation of the liability, from September 30, 2011 through the date of expiration, had no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Net Loss per Share.

	Three Months Ended
	December 31,		Decrease
	2010	2011	$	%
	(in thousands, except per share amounts)
Net loss	$(5,308)	$(4,501)	$807	15.2%

Net loss per share	$(0.20)	$(0.12)

Net loss was $4.5 million, or $(0.12) per share, for the three months ended December 31, 2011 compared to $5.3 million, or $(0.20) per share, for the three months ended December 31, 2010. The decrease in net loss was primarily attributable to the net impact of changes in expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through proceeds from our Series A convertible preferred stock financing in 2005 and our mezzanine and Series B convertible preferred stock financings in 2006. Through December 31, 2006, we had received aggregate gross proceeds of $26.6 million from these sales. We received an aggregate of $165 million from our initial public offering in May 2007, our follow-on offering in February 2008 and our registered direct offerings in August 2010 and May 2011.

At December 31, 2011, we had cash and cash equivalents totaling approximately $35.1 million. To date, we have invested our excess funds primarily in treasury and government based managed money funds with one major financial institution. All highly liquid investments with an original maturity of less than three months at the date of purchase are categorized as cash equivalents. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $3.7 million for the three months ended December 31, 2011 and $6.6 million for the three months ended December 31, 2010. In addition to having a lower net loss of $0.8 million, this reduction was also due to changes in working capital of $0.1 million and adjustments for non-cash operating items of $2.3 million in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  For the three months ended December 31, 2011, our working capital, which is comprised of other receivables, prepaid expenses, accounts payable, income taxes payable and accrued expenses, had the net effect of a decrease of $0.3 million compared to a $0.2 million net decrease for the three months ended December 31, 2010.  Additionally, net cash used in operating activities includes adjustments for non-cash operating items to reconcile net loss to net cash and includes the following items: depreciation and amortization, stock-based compensation and adjustment to fair value of common stock warrant liability.  For the three months ended December 31, 2011, these adjustments reduced net loss by $1.2 million compared to a $1.1 million increase to net loss for the three months ended December 31, 2010.

Net cash provided by investing activities was $0 million for the three months ended December 31, 2011 and $5.9 million for the three months ended December 31, 2010. Net cash provided by investing activities for the three months ended December 31, 2010 primarily reflects the sale of marketable securities. For the three months ended December 31, 2011, the Company had $0 in investing activities.

Net cash provided by financing activities was $20 thousand for the three months ended December 31, 2011 and $58 thousand for the three months ended December 31, 2010. Net cash provided by financing activities in the three months ended December 31, 2010 and 2011 primarily reflects sale of stock through our 2005 Employee Stock Purchase Plan.

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

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of any ultra-rapid-acting insulin or liquid glucagon formulations;

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

We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

     Payment due by Period

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,610	$696	$914	$—	$—
Purchase commitments	18,128	—	2,173	8,964	6,991

Total fixed contractual obligations	$19,738	$696	$3,087	$8,964	$6,991

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1A.     RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $4.5 million for the quarter ended December 31, 2011. As of December 31, 2011, we had a deficit accumulated during the development stage of approximately $179.8 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of Linjeta™, we address deficiencies with the chemistry, manufacturing and controls section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we decided not to initiate new pivotal Phase 3 clinical trials with the formulation of Linjeta™ submitted in our NDA. We have instead commenced clinical development of new RHI-based ultra-rapid-acting insulin formulations. These alternate formulations, which included BIOD-105 and BIOD-107, generally use the same or similar excipients as the formulation of Linjeta™ submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We have also commenced preclinical testing of ultra-rapid-acting insulin analog-based formulations. We expect to continue to incur significant operating losses for at least the next several years as we may:

•

conduct preclinical studies and clinical trials to study newer formulations of RHI- and and insulin analog- based formulations that that may be associated with less injection site discomfort than the Linjeta™ formulation;

•

commence a stability program to determine whether any of our alternate RHI- or insulin analog-based formulations are likely to present a commercially acceptable stability profile;

•

conduct additional clinical trials of our RHI-based formulations and, potentially, our insulin analog-based formulations, including one or more Phase 2 clinical trials and the two pivotal Phase 3 clinical trials requested by the FDA to support approval;

•

produce additional validation batches of vials and cartridges to support our NDA, if re-filed with the FDA;

•

conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of a disposable insulin pen either as an amendment or supplement to the NDA;

•

purchase RHI and other materials consistent with our existing contractual obligations; and

•

purchase materials and conduct additional clinical development of our other product candidates, including our formulation of liquid glucagon.

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

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While expenditures on our preclinical development programs have been limited to date, we do not expect our research and development expenses to decrease as we continue our formulation work and potentially advance one or more of these programs into clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an RHI- or insulin analog-based formulation, we may need to raise substantial additional capital to develop and commercialize a competitive mealtime insulin product. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

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

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of any ultra-rapid-acting insulin or liquid glucagon formulations;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, strategic collaborations and licensing arrangements. If we raise additional funds by issuing additional equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration, strategic alliance or licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in January 2004. Our operations to date have been limited to organizing and staffing our company, developing and securing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have limited experience completing large-scale, pivotal clinical trials and we have not yet demonstrated our ability to obtain regulatory approval to market a product, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ are not sufficient to obtain marketing approval for Linjeta™, and we chose to advance two new formulations, BIOD-105 and BIOD-107, into the clinic. However, the clinical data for these new formulations was not supportive of further development. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics, or experience significant delays in doing so, then our business may be materially harmed.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, we cannot assure you that our program to advance RHI- or insulin analog-based formulations will be successful or will offer improvements over the Linjeta™ formulation that we submitted to the FDA in our NDA. Some of our formulations under development appear to be absorbed as rapidly as

Linjeta™, but are less stable in accelerated testing. Some of our formulations, such as BIOD-105 and BIOD-107, offer advantages in terms of injection site discomfort, but may not perform as well as Linjeta™ in terms of the overall pharmacokinetic and pharmacodynamic profile. We may be unable to develop a new formulation with pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that are acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of Phase 1 clinical trials.

We may be unable to allocate significant resources to all of our development programs.

Our expenditures on our preclinical development programs, other than our ultra-rapid-acting insulin program, have been limited to date and may be insufficient to develop product candidates for clinical testing. We cannot guarantee that we will have sufficient resources to continue these programs.

The results of clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently decided to advance alternate formulations, including BIOD-105 and BIOD-107, into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy and tolerability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be redesigned or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates and may harm our business and results of operations.

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

If we fail to enter into strategic collaborations for the commercialization of our product candidates or if our collaborations are unsuccessful, we may be delayed in our commercialization efforts; we may be required to establish our own sales, marketing, manufacturing and distribution capabilities which will be expensive, require additional capital we do not currently have, and could delay the commercialization of our product candidates and have a material and adverse effect on our business; we cannot commercialize our insulin analog-based formulations until all applicable third-party patents have expired.

A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force may be required to educate and support these physicians. In addition, we cannot commercialize on our own any insulin analog-based formulation in the United States until 2014 at the earliest, when the patents covering the currently marketed insulin analogs first begin to expire. Therefore, our current strategy for developing, manufacturing and commercializing our product candidates includes securing collaborations with leading pharmaceutical and biotechnology companies, including those that hold patents covering the currently marketed insulin analogs, for the commercialization of our product candidates. To date, we have not entered into any collaborations with pharmaceutical or biotechnology companies. We face significant competition in seeking appropriate collaborators. In addition, collaboration agreements are complex and time-consuming to negotiate, document and implement. For all these reasons, it may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. Even if we do enter into any such collaboration, the collaboration may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

If we fail to enter into collaborations, or if our collaborations are unsuccessful, we may be required to establish our own direct sales, marketing, manufacturing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we have little experience in doing so. Because of our size, we would be at a disadvantage to our potential competitors to the extent they collaborate with large pharmaceutical companies that have substantially more resources than we do. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. In addition, our competitors would have a greater ability to devote research and development resources toward expansion of the indications for their products. We cannot assure our investors that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

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

Our formulation of liquid glucagon that is intended as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. There are two approved injectable glucagon rescue kit products marketed by Eli Lilly and Company and Novo Nordisk. In addition, other development stage glucagon rescue formulations and injectors may be approved. Enject Inc. is developing an auto-injection pen which integrates glucagon powder and a diluent into a dual chamber cartridge within the pen. Xeris Inc. is developing an auto-injection pen utilizing a highly concentrated, non aqueous glucagon formulation. All of these programs utilize the same active ingredient as our formulation of liquid glucagon and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly and Company is developing a glucagon analog, which may also offer advantages over our formulation of liquid glucagon.

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

We have entered into an agreement with our existing RHI supplier from which we obtain all of the RHI that we use for testing and manufacturing our RHI-based formulations. In July 2011, we amended our agreement with this insulin supplier so that the agreement will terminate in June 2018.

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

Certain of the active and inactive ingredients in our RHI- and insulin analog-based formulations have been known and used for many years and are not subject to patent protection. Accordingly, our granted U.S. and foreign patents and pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if issued our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

We are highly dependent on Errol De Souza, our President and Chief Executive Officer, Gerard Michel, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees.

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.62 on January 13, 2012, and has been below $1.00 each trading day since September 27, 2011. As a result, we may be subject to a delisting of our common stock from the Nasdaq Global Market if we do not take steps to prevent our common stock from dropping below the minimum bid price requirement. We are seeking stockholder approval to effect a reverse stock split and have filed a proxy statement with the SEC recommending that our stockholders approve two reverse stock split charter amendments.  If implemented, a reverse stock split could have the effect of increasing our stock price above $1.00, thereby bringing us back in compliance with the Nasdaq minimum bid price requirement.  However, we may not receive stockholder approval of these reverse stock split amendments, and, even if we do, a reverse stock split may not prevent the per share price of our common stock from dropping back down below the Nasdaq minimum per share price requirement in the future. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

BIODEL INC.
Dated: February 9, 2012	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.