Form 10-Q
period 2012-03-31
Biodel Inc
filed 2012-05-15
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

•	For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of April 30, 2012 there were 38,923,614 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2010 and March 31, 2012 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2011 and 2012 and for the period from December 3, 2003 (inception) to March 31, 2012	2

Consolidated Condensed Statements of Stockholders’ Equity (unaudited) for the period from December 3, 2003 (inception) to March 31, 2012	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2011 and 2012 and for the period from December 3, 2003 (inception) to March 31, 2012	6

Notes to Consolidated Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceeding	29

Item 1A. Risk Factors	29

Item 6. Exhibits	43

Signatures	44
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$38,701	$29,844
Restricted cash	60	1,560
Taxes receivable	35	35
Other receivables	1	—
Prepaid and other assets	399	627

Total current assets	39,196	32,066
Property and equipment, net	2,253	1,878
Intellectual property, net	49	48
Long term other assets	7	—

Total assets	$41,505	$33,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$222	$114
Accrued expenses:
Clinical trial expenses	763	872
Payroll and related	1,118	795
Accounting and legal fees	191	217
Severance	688	471
Other	204	148
Income taxes payable	103	97

Total current liabilities	3,289	2,714

Common stock warrant liability	996	995
Other long term liabilities	142	—

Total liabilities	4,427	3,709
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,813,944 outstanding	18	18
Common stock, $.01 par value; 100,000,000 shares authorized; 38,647,683 and 38,923,614 issued and outstanding	386	389
Additional paid-in capital	212,020	214,040
Deficit accumulated during the development stage	(175,346)	(184,164)

Total stockholders’ equity	37,078	30,283

Total liabilities and stockholders’ equity	$41,505	$33,992

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)

Consolidated Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2011	2012	2011	2012	2012
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	2,902	2,643	8,408	4,996	135,125
General and administrative	2,305	1,830	4,882	3,851	60,797

Total operating expenses	5,207	4,473	13,290	8,847	195,922
Other (income) and expense:
Interest and other income	(5)	(17)	(10)	(41)	(5,607)
Interest expense	—	—	—	—	78
Adjustments to fair value of common stock warrant liability	237	(146)	(2,535)	(1)	(11,358)
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(5,439)	(4,310)	(10,745)	(8,805)	(179,662)
Tax provision (benefit)	3	6	6	13	(558)

Net loss	(5,442)	(4,316)	(10,751)	(8,818)	(179,104)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(5,442)	$(4,316)	$(10,751)	$(8,818)	$(184,164)

Net loss per share — basic and diluted	$(0.21)	$(0.11)	$(0.41)	$(0.23)

Weighted average shares outstanding — basic and diluted	26,469,890	38,754,234	26,444,219	38,724,538

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
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

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
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

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

											Deficit
			Series A Preferred							Accumulated	Accumulated
	Common Stock		stock			Series B Preferred stock			Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value			$.01 Par Value			Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount		Capital	Income (loss)	Stage	Equity
Balance, September 30, 2008	23,698,558	$237	—		$—	—		—	$171,506	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—		—	—		—	5,064	—	—	5,064
Stock options exercised	17,661	—	—		—	—		—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—		—	—		—	—	62	—	62
Proceeds from the sale of stock - ESPP	87,453	1	—		—	—		—	169	—	—	170
Net loss											(43,270)	(43,270)

Balance, September 30, 2009	23,803,672	$238	—		$—	—		$—	$176,764	$—	$(126,464)	$50,538

Registered direct financing	2,398,200	24	—		—	—		—	8,688	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—		—	—		—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—		—	—		—	5,621	—	—	5,621
Stock options exercised	32,320	—	—		—	—		—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—		—	—		—	—	1	—	1
Proceeds from the sale of stock - ESPP	165,572	2	—		—	—		—	323	—	—	325
Net loss	—	—	—		—	—		—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	26,399,764	$264	—	$		—	$		$188,549	$1	$(164,754)	$24,060

Registered direct financing	12,074,945	121	1,813,944		18	—		—	27,822	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—		—	—		—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—		—	—		—	4,920	—	—	4,920
Stock options exercised	417	—	—		—	—		—	—	—	—	—
Warrants exercised	42,200	—	—		—	—		—	50	—	—	50
RSU’s granted	62,149	1	—		—	—		—	(1)	—	—	—
Net unrealized loss on marketable securities	—	—	—		—	—		—	—	(1)	—	(1)
Proceeds from the sale of stock - ESPP	68,208	—	—		—	—		—	118	—	—	118
Net loss	—	—	—		—	—		—	—	—	(10,592)	(10,592)

Balance, September 30, 2011	38,647,683	$386	1,813,944		$18	—		$—	$212,020	$—	$(175,346)	$37,078

Stock-based compensation	—	—	—		—	—		—	1,179	—	—	1,179
Proceeds from the sale of stock - ESPP	34,292	—	—		—	—		—	21	—	—	21
RSUs issued to settle bonus liability	—	—	—		—	—		—	823	—	—	823
RSUs granted	241,639	3	—		—	—		—	(3)	—	—	—
Net loss	—	—	—		—	—		—	—	—	(8,818)	(8,818)

Balance, March 31, 2012 (unaudited)	38,923,614	$389	1,813,944		$18	—		$—	$214,040	$—	$(184,164)	$30,283

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six months ended March 31,		December 3, 2003 (inception) to March 31,
	2011	2012	2012
Cash flows from operating activities:
Net loss	$(10,751)	$(8,818)	$(179,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502	382	4,460
Founder’s compensation contributed to capital	—		271
Share-based compensation for employees and directors	2,675	1,179	26,975
Share-based compensation for non-employees	(43)	—	2,274
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized patent expense	—	—	208
Adjustment to fair value of common stock warrant liability	(2,535)	(1)	(11,358)
(Increase) decrease in:
Income tax receivable	—	—	(35)
Other receivables	(39)	1	—
Prepaid expenses	(415)	(221)	(627)
Increase (decrease) in:
Accounts payable	(1,758)	(108)	114
Income taxes payable	5	(6)	97
Accrued expenses	913	220	3,545

Total adjustments	(695)	1,446	26,592

Net cash used in operating activities	(11,446)	(7,372)	(152,512)

Cash flows from investing activities:
Purchase of property and equipment	(66)	(6)	(6,296)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	6,000	—	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)
Net cash provided by (used in) investing activities	5,934	(6)	(6,635)

Cash flows from financing activities:
Restricted cash	90	(1,500)	(1,560)
Options exercised	—	—	1,000
Warrants exercised	—	—	585
Employee stock purchase plan	59	21	815
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock	—	—	5,151
Net proceeds from sale of common stock	—	—	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock	—	—	19,205

Net cash provided by (used in) financing activities	149	(1,479)	188,991

Net (decrease) increase in cash and cash equivalents	(5,363)	(8,857)	29,844

Cash and cash equivalents, beginning of period	22,922	38,701	—

Cash and cash equivalents, end of period	$17,559	$29,844	$29,844

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six months ended March 31,		December 3,2003 (inception) to March 31,
	2011	2012	2012
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	20	326
Non-cash financing and investing activities:
Warrants issued in connection with registered direct financing	$—	$—	$12,353
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, “Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned subsidiary in the United Kingdom (UK) in October 2011. This subsidiary has been inactive since its inception.

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

In April 2012, the Company announced top-line results from a Phase 1 clinical trial of two RHI-based formulations, BIOD-123 and BIOD-125. The Company stated that BIOD-123 and BIOD-125 achieved the Company’s target pharmacokinetic, pharmacodynamic and toleration profiles in a Phase 1 clinical trial. The Company now intends to study BIOD-123 in a Phase 2 clinical trial projected to begin in the third calendar quarter of 2012.

The Company is also developing a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia. In March 2012, the Company announced that it had received feedback from the FDA regarding regulatory requirements for the development of a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia. The Company intends to submit an NDA for this product candidate in the fourth calendar quarter of 2013 or the first calendar quarter of 2014.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel and Biodel UK Limited, a UK wholly owned subsidiary. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2011 audited financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (the “Annual Report”). The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or any other interim period.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

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

2. Restricted Cash

Restricted cash as of September 30, 2011 and March 31, 2012 was $60 and $1,560 respectively. The $60 is kept in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. The $1,500 is kept in an escrow account as part of an arbitrated stipulation relating to disputed fees charged to the Company for inventory storage. (See Note 10.).

3. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, and accounts payable, approximate their fair values due to their short term maturities.

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

As of September 30, 2011 and March 31, 2012, the Company had assets and liabilities that fell under the scope of ASC 820. At September 30, 2011 and March 31, 2012, the fair value of the Company’s warrant liability, in connection with the Company’s May 2011 financing, was determined by the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. At September 30, 2011, the fair value of the warrant liability, in connection with the Company’s August 2010 financing, was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Accordingly, the Company’s fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input. On December 1, 2011, the remaining 2,356,000 warrants to purchase our common stock that were issued in connection with the Company’s August 2010 financing expired unexercised. The Company revalued the liability from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$29,844	$29,844	$—	$—
Restricted cash	1,560	1,560	—	—

Subtotal	31,404	31,404	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(995)		—	(995)

Subtotal	(995)		—	(995)

Total	$30,409	$31,404	$—	$(995)

Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,701	$38,701	$—	$—
Restricted cash	60	60	—	—

Subtotal	38,761	38,761	—	—

Liabilities:
Common stock warrant liability	(996)	—	—	(996)

Subtotal	(996)	—	—	(996)

Total	$37,765	$38,761	$—	$(996)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2011	$(996)

Decrease in fair value of common stock warrant liability	1

Balance at March 31, 2012	$(995)

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. The Company did not have any purchases for the three months ended March 31, 2011 and 2012. For the six months ended March 31, 2011 and 2012, the Company expensed approximately $2,400 and $4, respectively, of costs associated with the purchase of recombinant human insulin and glucagon, as research and development expense after it passed quality control inspection by the Company and transfer of title occurred. In October, 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its present form and that the Company should conduct two pivotal Phase 3 clinical trials with its preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Until the Company completes Phase 1, Phase 2 and Phase 3 clinical trials with a preferred commercial formulation, resubmits an NDA and receives FDA approval, the Company will continue to expense pre-launch inventory as research and development.

6. Share-Based Compensation

On March 8, 2012, the stockholders approved an amendment to the Company’s 2010 Stock Incentive Plan, or the 2010 Plan, to increase the number of shares of common stock authorized for issuance thereunder solely for the purpose of allowing the Company to issue an aggregate of 1,096,756 restricted stock units to certain of our named executive officers and other employees to settle an aggregate of $823 in discretionary cash bonuses in connection with the fiscal year ended September 30, 2011. Under the 2010 Plan, up to 6,496,756 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by its stockholders.

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

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation charge, which includes stock-based compensation charges related to restricted stock unit awards and the 2005 Employee Stock Purchase Plan, for the three months ended March 31, 2011 and 2012 and the six months ended March 31, 2011 and 2012 were $1,203, $337, $2,675 and $1,179, respectively. At March 31, 2012, the total compensation charge related to non-vested options to employees and directors not yet recognized was $1,023 which will be recognized over the remaining vesting periods, up to the next four years, assuming the employees complete their service period for vesting of the options.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes pricing model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The December 4, 2007 stock options granted to non-employees vested fully on December 4, 2011 and were the last group of non-employee stock option grants subject to the quarterly revaluation. The total compensation charge or credit for options granted to non-employees for the three months ended March 31, 2011 and 2012 and the six months ended March 31, 2011 and 2012 were $1, $0, $(43), and $0, respectively.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the stock option activity during the six months ended March 2012:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding options, September 30, 2011	5,461,295	$8.17		$—
Granted	812,750	0.64		$—
Forfeited, expired	122,380	9.04		$—
Outstanding options, March 31, 2012	6,151,665	$6.98	5	$—

Exercisable options, March 31, 2012	4,347,767	$8.96	4	$—

The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2011 and 2012 are determined as discussed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012

Expected life (in years)	3.77 – 5.25	3.77	3.77 – 5.25	3.00 – 4.75
Expected volatility	65 – 72%	74%	34 – 72%	58 – 76%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.15 – 2.24%	0.44%	1.51 – 2.24%	0.39 – 0.91%
Weighted average grant date fair value	$2.00	$0.59	$1.66	$0.64

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes. Each RSU represents one share of common stock. Awards vest per the terms of the applicable grant. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration.

In March 2012, the Company asked our stockholders to approve an amendment to our 2010 Plan to increase the number of shares that may be issued under the 2010 Plan solely for the purpose of allowing the Company to issue an aggregate of 1,096,756 RSUs to settle an aggregate of $823 in discretionary cash bonuses to the Company’s named executive officers and other employees in connection with the fiscal year ended September 30, 2011. The Company accrued and expensed the $823 in fiscal year ended September 30, 2011. On March 8, 2012, the stockholders approved an amendment to our 2010 Plan to increase the number of shares of common stock authorized allowing the Company to settle the bonus liability with RSUs. These RSUs were granted in March 8, 2012 and will vest in full and be distributed on September 30, 2012. Since the total fair value of the RSU awards did not exceed the discretionary aggregate cash bonus value of $823, the Company did not record any additional stock-based compensation expense in the quarter ended March 31, 2012. The accrued bonus liability was settled on March 8, 2012 and accordingly, the liability was reversed into additional paid-on capitital.

In December 2010, the Company granted 335,000 RSUs to the Company’s executive officers and employees. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each such RSU that has vested. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of March 31, 2012, a total of 303,788 RSUs vested and shares of common stock were distributed as follows: (i) the executives and employees had 214,077 RSUs vest on December 14 and 15, 2011 and 62,149 RSUs vest on December 15, 2010 and were distributed on March 12, 2012 and February 7, 2011, respectively; (ii) directors of the company had 17,719 RSUs vest and were distributed on September 30, 2011, and (iii) in fiscal year ended September 30, 2011, our chief executive officer reduced his base salary by $50,000 and received 9,843 RSUs that vested and were distributed on September 30, 2011.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Stock compensation expense — RSUs	$163	$207	$282	$318

At March 31, 2012, there was $1,302 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2011 through March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2011	486,723	$2.35
Changes during the period:
Shares granted	1,096,766	$0.59
Issued and distributed	(214,077)	$2.26
Non-vested and outstanding balance at March 31, 2012	1,369,412	$1.08

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended March 31, 2011 and 2012 and six months ended March 31, 2011 and 2012 were $7, $5, $19, and $8, respectively.

As of September 30, 2011 and March 31, 2012, an aggregate of 1,700,000 and 1,800,000 shares of common stock, respectively, are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 100,000 shares. As of September 30, 2011 and March 31, 2012, a total of 1,364,380 and 1,430,088 shares were reserved and available for issuance under the Purchase Plan. As of September 30, 2011 and March 31, 2012, the Company has issued 335,620 and 369,912 shares, respectively, under the Purchase Plan.

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

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a 50% or more change in ownership in the Company within a three-year period. As a result of the registered direct offering that the Company completed in May 2011 (Note 9), a significant change in the ownership of the Company occurred, which limits on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company completed a formal Section 382 analysis and believes that approximately $55,890 of the $106,860 federal losses (prior to the Section 382 limitation) will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2,496 for twenty (20) years. The limitation could be further restricted if ownership changes occur in future years. To the extent the Company’s use of

NOL carryforwards is limited, future income could be subject to corporate income tax earlier than it would if the Company was able to use NOL carryforwards, which could result in decreased net income. In addition to the NOL limitation, the 382 limitation also limited approximately $1,815 of federal research and development credit carryovers.

The Company’s effective tax rate for the three and six months ended March 31, 2011 and 2012 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

8. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, warrants and RSUs excluded are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Common shares underlying warrants issued for common stock	2,517,015	9,122,994	2,517,015	9,122,994
Common shares issued upon conversion of Series A Preferred Stock	—	1,813,944	—	1,813,944
Stock options	5,679,454	6,151,665	5,679,454	6,151,665
Restricted stock units	531,947	1,369,412	531,947	1,369,412

9. Financings

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

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

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

At March 31, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $995.

During the three and six months ended March 31, 2012, the Company recorded an Adjustment to fair value of common stock warrant liability of $(146) and $(1), respectively, within Other (income) expense, to reflect an increase in the valuation of the warrants from September 30, 2011 to March 31, 2012.

The following summarizes the changes in value of the warrant liability from September 30, 2011 through March 31, 2012:

Balance at September 30, 2011	$996
Decrease in fair value of common stock warrant liability	(1)
Balance at March 31, 2012	$995

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

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model for the May 2011 financing to calculate the fair value as of March 31, 2012.

At the measurement dates, the Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model. Fair value at the measurement date of March 31, 2012 was estimated using the following assumptions:

May 2011 Financing	March 31,
2012

Stock price	$0.59
Exercise price	$2.48
Risk-free interest rate	1.04%
Expected remaining term	4.13 years
Expected volatility	75%
Dividend yield	0%
Warrants outstanding May 2011 registered direct	9,027,772
Common stock outstanding	38,923,614

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

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the quarter ended March 31, 2012 earnings per share calculation since their inclusion would be anti-dilutive.

10. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement (the “employment agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 234,545 shares of common stock at exercise prices between $2.29 and $18.16. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of March 31, 2012, the Company has paid $864 in salary, bonus and benefits continuation per the terms of the agreement; reduced medical accrual by $25; and classified $471 in short term obligation.

Leases

As of March 31, 2012, the Company leased three facilities in Danbury, Connecticut with Mulvaney Properties, LLC, which is controlled by a non-affiliated stockholder of the Company.

The Company entered into its first lease for laboratory space in February 2004, which was subsequently renewed in January 2010 for an additional three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $66, plus operating expenses.

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

Lease expense for the three months ended March 31, 2011 and 2012 and six months ended March 31, 2011 and 2012 were $159, $163, $316, and $325, respectively.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

Legal

In February 2012, the Company brought action against one of its vendors before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of an arbitration stipulation, the Company established a $1,500 escrow account. The disputed fees were recorded in the prior year in accrued liabilities. Based on information currently available, the Company believes that this will not have a material adverse effect on its business or financial position.

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

Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•

the success of our product candidates, particularly our proprietary formulations of injectable insulin and our liquid formulation of glucagon;

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to advance a proprietary insulin formulation into a Phase 2 clinical trial in a timely manner;

•

our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin or a liquid formulation of glucagon;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin or a liquid formulation of glucagon;

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these reformulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technology to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia and we have prototype formulations of a basal insulin and a glucose-responsive insulin.

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its submitted form and that we should conduct two pivotal Phase 3 clinical trials with our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection.

Based upon the complete response letter and subsequent feedback from the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. Clinical trials of two newer formulations, BIOD-105 and Biod-107, did not demonstrate our target product profile. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125. In April 2012, we announced top-line results from this Phase 1 clinical trial of BIOD-123 and BIOD-125. In this clinical trial, BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and toleration profiles. We now intend to study BIOD-123 in a Phase 2 clinical trial that we expect to begin in the third calendar quarter of 2012.

The Phase 1 clinical trial of BIOD-123 and BIOD-125 evaluated the pharmacokinetic, pharmacodynamic and injection site toleration profiles of these product candidates relative to Humalog®, a rapid-acting insulin analog. The objective of the clinical trial was to identify an RHI-based formulation with pharmacokinetic and pharmacodynamic profiles similar to the Linjeta™ formulation, but with improved injection site toleration characteristics. The clinical trial was a single-center, randomized, double-blind, three-period crossover trial in 12 patients with Type 1 diabetes. Each study drug was administered subcutaneously on separate days with a washout period between injections.

In the Phase 1 clinical trial, absorption rates of BIOD-123 and BIOD-125 were significantly faster than that of Humalog® as indicated by 64% and 54% reductions, respectively, in mean times to half maximal insulin concentrations (p < 0.001 for both BIOD-123 and BIOD-125 compared to Humalog®). Both RHI-based formulations and Humalog® were well tolerated, with injection site tolerability generally perceived by patients to be similar to that of their usual mealtime injections used at home. As measured on a 100 mm visual analog scale, or VAS,  in which 100 mm is defined as the worst possible injection discomfort, local toleration was not significantly different for BIOD-123 compared to Humalog® (BIOD-123 mean VAS 3.6 +/- 2.1 mm, Humalog® 1.8 +/- 1.1 mm, p=NS). The VAS score for BIOD-125 was slightly higher as compared to Humalog® (mean VAS 6.8 +/- 2.9 mm, p < 0.05).

In March 2012, we announced that we had received feedback from the FDA regarding regulatory requirements for the development of a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia. Subject to successful completion of clinical trials, we intend to submit an NDA for this product candidate in the fourth calendar quarter of 2013 or the first calendar quarter of 2014.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through our initial public offering in May 2007, a follow-on offering in February 2008, registered direct offerings in August 2010 and May 2011 and, prior to these public offerings, private placements of convertible preferred stock and other securities. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $4.3 million and $8.8 million respectively for the three and six months ended March 31, 2012. As of March 31, 2012, we had a deficit accumulated during the development stage of $184.2 million.

Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 70% and 30%, respectively, of the expenses that we have incurred since our inception.

As of March 31, 2012, we had approximately $31.3 million in cash and cash equivalents compared to $29.8 million in cash and cash equivalents as of September 30, 2011. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to study new formulations of RHI or insulin analogs in order to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting formulations. We also are conducting the work required to meet our goal of submitting an NDA for a liquid formulation of glucagon in the fourth calendar quarter of 2013 or the first calendar quarter of 2014. We anticipate that our research and development expenses for the fiscal year ending September 30, 2012 will increase moderately as compared to the 2011 fiscal year. Over the longer term, we anticipate that these expenses will increase further as we:

•

conduct preclinical studies and clinical trials to determine whether and how to advance the clinical development of and seek regulatory approval for an ultra-rapid-acting insulin product candidate and a liquid formulation of glucagon;

•

make limited investments in order to advance proof-of-concept formulations; and

•

purchase active pharmaceutical ingredients and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development program for our ultra-rapid-acting RHI- and insulin analog-based formulations, including the original Linjeta TM formulations and BIOD-105, BIOD-107, BIOD-123 and BIOD-125. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 Inception to March 31,
	2011	2012	2011	2012	2012
	(in thousands)
Research and development expenses:
Preclinical expenses	$913	$909	$1,934	$1,883	$20,548
Manufacturing expenses	782	638	4,034	1,223	37,510
Clinical/regulatory expenses	1,207	1,096	2,440	1,890	77,067
Total	$2,902	$2,643	$8,408	$4,996	$135,125

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing or estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•

the success of our product candidates, particularly our proprietary formulations of injectable insulin and our liquid formulation of glucagon;

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to advance a proprietary insulin formulation into a Phase 2 clinical trial in a timely manner;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin or a liquid formulation of glucagon;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin or a liquid formulation of glucagon;

•

our ability to develop and commercialize a proprietary formulation of injectable insulin that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

•

the cost to develop devices for use with our product candidates, such as insulin pen injectors and glucagon auto-injectors, and the clinical development program required to support use of an ultra-rapid-acting insulin formulation in insulin pumps;

•

the costs of pre-commercialization activities, if any;

•

the costs associated with qualifying and obtaining regulatory approval of suppliers of insulin and manufacturers of our product candidates;

•

the costs of preparing, filing and prosecuting patent applications;

•

the emergence of competing technologies and products and other adverse market developments; and

•

our ability to establish and maintain collaborations and the terms and success of the collaborations, including the timing and amount of payments that we might receive from potential strategic collaborators.

A change in the outcome of any of these variables with respect to the development of an ultra-rapid-acting insulin formulation or any of our other product candidates, including our liquid formulation of glucagon, could mean a significant change in the costs and timing associated with product development.

Restricted Cash

Restricted cash as of September 30, 2011 and March 31, 2012 was $60 thousand and $1.56 million, respectively. The $60 thousand is kept in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. In February 2012, the Company brought action against one of its vendors, before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of an arbitration stipulation, the Company established a $1.5 million escrow account. Based on information currently available, the Company believes that this will not have a material adverse effect on its business or financial position.

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

We anticipate that our general and administrative expenses for fiscal year 2012 will remain substantially the same as in fiscal year 2011 as we continue to focus our product development efforts on preclinical studies and Phase 1 and Phase 2 clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials including Phase 3 pivotal trials.

Pre-Launch Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. For the six months ended March 31, 2011 and 2012, we expensed approximately $2,400 and $4 of costs associated with the purchase of recombinant human insulin, glucagon, and analog insulin as research and development expense after it passed quality control inspection by us and transfer of title occurred. For the three months ended March 31, 2011 and 2012, no such purchase occurred. As a result of receiving the FDA’s complete response letter with respect to our Linjeta™ NDA, we continue to expense pre-launch inventory as research and development. The pre-launch inventory treatment will be reevaluated if we complete Phase 3 clinical trials of Linjeta™, or an alternate product candidate for which the inventory is applicable, and we file a related NDA or NDA supplement for review by the FDA.

Restricted Stock Units

In March 2012, we granted an aggregate of 1,096,756 restricted stock units, or RSUs, to certain of our executive officers and other employees in place of discretionary cash bonuses in connection with the fiscal year ended September 30, 2011. Each RSU represents one share of common stock. The RSUs will vest and the underlying shares will be distributed on September 30, 2012. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined by the value of the discretionary cash bonus, are expensed per the vesting schedule outlined in the award. As of the award date, the discretionary cash bonus value exceeded the total fair market value.

In the quarter ended December 31, 2010, we granted RSUs to executive officers and employees pursuant to our 2010 Stock Incentive Plan. There is no direct cost to the recipients of the RSUs, except for any applicable personal taxes. Each RSU represents one share of common stock and each award vests per the terms of the grant. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the vesting period, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair value of the shares on the grant date, are expensed per the vesting schedule outlined in the award.

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

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $9.4 million as of the initial warrant issuance date. The significant assumptions by the model were warrants and common stock outstanding, remaining terms of the warrants, the common stock price of $2.06 per share, the warrant exercise price of $2.48 per share, a risk-free interest rate of 1.89% and an expected volatility rate of 75%. The liability is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

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

In addition to the warrants issued in our May 2011 financing, as of March 31, 2012, we had warrants to purchase 95,222 shares of our common stock at an exercise price of $1.41. Of these, warrants to purchase an aggregate of 53,562 shares expired unexercised in April and May 2012. The remainder will expire by July 2012.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2012

Revenue. We did not recognize any revenue during the three months ended March 31, 2011 or 2012.

Research and Development Expenses.

	Three Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
Research and Development	$2,902	$2,643	$259	9%
Percentage of net loss	53%	61%

Research and development expenses were $2.6 million for the three months ended March 31, 2012, a decrease of $0.3 million, or 9%, from $2.9 million for the three months ended March 31, 2011. This decrease resulted primarily from a decrease of $0.7 million in personnel and stock-based compensation expense resulting from a reduction in force implemented in January 2011, partially offset by an increase of $0.5 million in expenses related to the Phase 1 clinical trial of BIOD-123 and BIOD-125 that we conducted in the quarter ended March 31, 2012.

Research and development expenses for the quarter ended March 31, 2011 and 2012 include $0.5 million and $0.1 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

General and Administrative Expenses.

	Three Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
General and Administrative	$2,305	$1,830	$475	21%
Percentage of net loss	42%	42%

General and administrative expenses were approximately $1.8 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 21%, from $2.3 million for the three months ended March 31, 2011. This decrease is primarily attributable to decreased stock-based compensation costs of $0.4 million and a decrease of $62 thousand in depreciation expense, offset by an increase in professional and consulting fees of $88 thousand. General and administrative expenses for the three months ended March 31, 2011 and 2012 include $0.7 million and $0.2 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Three Months Ended March 31,		Increase
	2011	2012	$	%
	(in thousands)
Interest and Other Income	$5	$17	$12	240%
Percentage of net loss	0%	0%

Interest and other income was $17 thousand for the three months ended March 31, 2012, compared to $5 thousand for the three months ended March 31, 2011. The increase was primarily due to moving and investing our cash in a premium commercial money market fund which eliminated investment fees and yielded a higher return.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$237	$(146)	$383	162%
Percentage of net loss	4.4%	3.4%

Adjustments to fair value of common stock warrant liability was $(146) thousand for the quarter ended March 31, 2012 as compared to $237 for the quarter ended March 31, 2011. The March 2012 adjustment of ($146) thousand is associated with the May 2011 warrants and the March 2011adjustment of $237 thousand is associated with the August 2010 warrants. For the three months ended March 31, 2012, we used the Black-Scholes valuation model to calculate the fair value of the May 2011 warrants. Based on revised Black-Scholes valuation assumptions, the May 2011 warrant liability decreased by $146 thousand. For the three months ended March 31, 2011, we used the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. Because the closing price of our common stock on March 31, 2011 of $2.10 per share was lower than the September 30, 2010 closing price of $5.30, we decreased the fair value of the August 2010 warrant liability by $237 thousand. On December 1, 2011, the remaining outstanding August 2010 warrants expired unexercised. The revaluation of the liability, from September 30, 2011 through the date of expiration, had no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands, except per share amounts)
Net loss	$(5,442)	$(4,316)	$1,126	21%
Net loss per share	$(0.21)	$(0.11)

Net loss was $4.3 million, or $(0.11) per share, for the three months ended March 31, 2012 compared to $5.4 million, or $(0.21) per share, for the three months ended March 31, 2011. The decrease in net loss was primarily due to reduced clinical, regulatory and manufacturing expenses, as noted above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2012

Revenue. We did not recognize any revenue during the six months ended March 31, 2011 or 2012.

Research and Development Expenses

	Six Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
Research and Development	$8,408	$4,996	$3,412	41%
Percentage of net loss	78%	57%

Research and development expenses were $5.0 million for the six months ended March 31, 2012, a decrease of $3.4 million, or 41%, from $8.4 million for the six months ended March 31, 2011. The decrease was primarily due to the net effect of the following changes:

•

we purchased $2.4 million of recombinant human insulin active pharmaceutical ingredient in the six months ended March 31, 2011 but none in the six months ended March 31, 2012 as a result of renegotiating our supply agreement,

•

we incurred a one-time $1.4 million severance charge in the six months ended March 31, 2011 due to the retirement of our Chief Scientific Officer that did not recur in the six months ended March 31, 2012,

•

personnel expenses declined by $0.6 million primarily due to a reduction in force implemented in January 2011, and

•

we were awarded a one-time grant of $1.2 million, in December 2010, under the Internal Revenue Service’s therapeutic discovery tax credit program, which we treated as a reduction in research and development expenses for the six months ended March 31, 2011.

Research and development expenses for the six months ended March 31, 2011 and 2012 include $1.1 million and $0.5 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

General and Administrative Expenses

	Six Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
General and Administrative	$4,882	$3,851	$1,031	21%
Percentage of net loss	45%	44%

General and administrative expenses were approximately $3.9 million for the six months ended March 31, 2012, a decrease of $1.0 million, or 21%, from $4.9 million for the six months ended March 31, 2011. This decrease is primarily attributable to decreased personnel and stock-based compensation expenses of $0.8 million, due to a reduction in force implemented in January 2011, and a decrease of $0.2 million in depreciation, due to assets becoming fully depreciated, and other expenses. General and administrative expenses for the six months ended March 31, 2011 and 2012 include $1.6 million and $0.7 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income

	Six Months Ended March 31,		Increase
	2011	2012	$	%
	(in thousands)
Interest and Other Income	$10	$41	$31	310%
Percentage of net loss	0%	0%

Interest and other income was $41 thousand for the six months ended March 31, 2012, compared to $10 thousand for the six months ended March 31, 2011.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Six Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(2,535)	$(1)	$2,534	100%
Percentage of net loss	24%	0%

Adjustments to fair value of common stock warrant liability was $(1) thousand  for the six months ended March 31, 2012 as compared to $(2.5) million for the six months ended March 31, 2011. The March 2012 adjustment of ($1) thousand is associated with the May 2011 warrants and the March 2011 adjustment of ($2.5) million is associated with the August 2010 warrants. For the six months ended March 31, 2012, we used the Black-Scholes valuation model to calculate the fair value of the May 2011 warrants. Based on revised Black-Scholes valuation assumptions, we decreased the fair value of the May 2011 warrant liability by $1 thousand. For the six months ended March 31, 2011, we used the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. Because the closing price of our common stock on March 31, 2011 of $2.10 per share was lower than the September 30, 2010 closing price of $5.30, we decreased the fair value of the August 2010 warrant liability by $2.5 million. On December 1, 2011, the remaining outstanding August 2010 warrants expired unexercised. The revaluation of the liability, from September 30, 2011 through the date of expiration, had no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Decrease
	2011	2012	$	%
	(in thousands, except per share amounts)
Net Loss	$(10,751)	$(8,818)	$1,933	18%
Net loss per share	$(0.41)	$(0.23)

Net loss was $8.8 million, or $(0.23) per share, for the six months ended March 31, 2012 compared to $10.8 million, or $(0.41) per share, for the six months ended March 31, 2011. The decrease in net loss was primarily attributable to the decreases in expenses described above.

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

At March 31, 2012, we had cash and cash equivalents totaling approximately $29.8 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $7.4 million for the six months ended March 31, 2012 and $11.4 million for the six months ended March 31, 2011. Net cash used in operating activities for the six months ended March 31, 2012 primarily reflects the net loss for the period, offset in part by stock-based compensation, adjustments to the fair value of warrant liability, depreciation and amortization expenses, increases in accrued expenses, and other receivables and decreases in prepaid expenses and income taxes payable and accounts payable. Net cash used in operating activities for the six months ended March 31, 2011 primarily reflects the net loss for the period, offset in part by stock-based compensation warrant liability fair value adjustment,, depreciation and amortization expenses, increases in accrued expenses, other receivables, prepaid expenses and income taxes payable and decreases in accounts payable.

Net cash (used in) provided by investing activities was $(6) thousand for the six months ended March 31, 2012 and $5.9 million for the six months ended March 31, 2011. Net cash used in investing activities for the six months ended March 31, 2012 primarily reflects the purchase of equipment. Net cash provided by investing activities for the six months ended March 31, 2011 primarily reflects the sale of marketable securities.

Net cash (used in) provided by financing activities was $ (1.5) million for the six months ended March 31, 2012 and $149 thousand for the six months ended March 31, 2011. Net cash used in financing activities in the six months ended March 31, 2012 primarily reflects an increase in restricted cash due to establishing an escrow account as part of an arbitration stipulation, offset slightly by the sale of stock through our 2005

Employee Stock Purchase Plan. Net cash provided by financing activities in the six months ended March 31, 2011 primarily reflects the proceeds from the sale of stock through our 2005 Employee Stock Purchase Plan and a reduction in restricted cash.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first half of the 2013 calendar year. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate or a liquid formulation of glucagon. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•

the success of our product candidates, particularly our proprietary formulations of injectable insulin and our liquid formulation of glucagon;

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to advance a proprietary insulin formulation into a Phase 2 clinical trial in a timely manner;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin or a liquid formulation of glucagon ;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize a proprietary formulation of injectable insulin or a liquid formulation of glucagon;

•

our ability to develop and commercialize a proprietary formulation of injectable insulin that may be associated with less injection site discomfort than the formulation that is the subject of the complete response letter we received from the FDA;

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,410	$663	$747	$—	$—
Purchase commitments	18,592	—	3,356	8,067	7,169
Total fixed contractual obligations	$20,002	$663	$4,103	$8,067	$7,169

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In February 2012, the Company brought action against one of its vendors, before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of an arbitration stipulation, the Company established a $1.5 million escrow account. Based on information currently available, the Company believes that this will not have a material adverse effect on its business or financial position.

Item 1A.

Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $4.3 million and $8.8 million, respectively, for the three and six months ended March 31, 2012. As of March 31, 2012, we had a deficit accumulated during the development stage of approximately $184.2 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta TM formulation unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of Linjeta TM, we address deficiencies with the chemistry, manufacturing and controls section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we decided not to initiate new pivotal Phase 3 clinical trials with the formulation of Linjeta TM submitted in our NDA. We have instead commenced clinical development of new RHI-based ultra-rapid-acting insulin formulations. These alternate formulations, which include BIOD-123, generally use the same or similar excipients as the formulation of Linjeta TM submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We have also commenced preclinical testing of ultra-rapid-acting insulin analog-based formulations and liquid formulations of glucagon. We expect to continue to incur significant operating losses for at least the next several years as we may:

•

conduct preclinical studies and clinical trials to study formulations of RHI- and and insulin analog- based formulations that may be associated with less injection site discomfort than the Linjeta TM formulation;

•

conduct additional clinical trials of our ultra-rapid-acting insulin formulations and our formulations of liquid glucagon including one or more Phase 1, Phase 2 as well as pivotal Phase 3 clinical trials required for FDA approval;

•

produce additional validation batches of our product candidates to support one or more NDAs;

•

commence a stability program to determine the commercially acceptable stability profile of our ultra-rapid-acting insulin formulations or liquid formulations of glucagon;

•

conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of one or more insulin pen and glucagon auto-injector devices intended for use with our product candidates;

•

purchase active pharmaceutical ingredients and other materials consistent with our existing contractual obligations; and

•

conduct clinical development of our other product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including developing proprietary insulin and glucagon formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics and then successfully completing preclinical testing and clinical trials for those formulations, obtaining regulatory approval for these formulations and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. While expenditures on our preclinical development programs have been limited to date, we do not expect our research and development expenses to decrease as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon, we may need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

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

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to advance a proprietary insulin formulation into a Phase 2 clinical trial in a timely manner;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin formulation;

•

our ability to conduct the additional pivotal clinical trials the FDA requested in the complete response letter or other tests or analyses required by the FDA to secure approval to commercialize an RHI- or insulin analog-based formulation;

•

the cost to develop devices for use with our product candidates, such as insulin pen injectors and glucagon auto-injectors, and the clinical development program required to support use of an ultra-rapid-acting insulin formulation in insulin pumps;

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta TM are not sufficient to obtain marketing approval for Linjeta TM, and we chose to advance new formulations into the clinic. Clinical trials of our first two new formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation demonstrated pharmacokinetic, pharmacodynamic and injection site tolerability characteristics consistent with our target product profile in a Phase 1 clinical trial, we have generated limited real-time stability data with this formulation. If the stability profile of this product candidate is unfavorable from a commercial perspective, we may choose not to market our product, even if we are approved by the FDA to do so, or we may never generate revenues that are significant or large enough to achieve profitability.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, we cannot assure you that our program to advance RHI- or insulin analog-based formulations will be successful or will offer improvements over the LinjetaTM formulation that we submitted to the FDA in our NDA. Some of our formulations under development appear to be absorbed as rapidly as Linjeta TM, but are less stable in accelerated testing. Some of our formulations offer advantages in terms of injection site discomfort, but may not perform as well as Linjeta TM in terms of the overall pharmacokinetic and pharmacodynamic profile. We may be unable to develop a new formulation with pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics that are acceptable to us, a potential strategic partner or the FDA. Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta TM submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of Phase 1 clinical trials.

We may be unable to allocate significant resources to all of our development programs.

Our expenditures on our preclinical development programs, other than our ultra-rapid-acting insulins and our formulations of glucagon, have been limited to date and may be insufficient to develop product candidates for clinical testing. We cannot guarantee that we will have sufficient resources to continue these programs.

The results of clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta TM. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta TM formulation, and we subsequently decided to advance alternate formulations, including BIOD-105, BIOD-107, BIOD-123 and BIOD-125 into the clinic and discontinued development of earlier formulations of Linjeta TM. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta TM may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy tolerability and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

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

The successful development of our product candidates may depend upon our ability to collaborate with or license technology from third parties.

Our glucagon rescue product candidate is at an early stage of development. In order for us to meet our projected milestones for this program, we must obtain reliable sources of active pharmaceutical ingredient and other related materials and supplies, such as stabilizing agents, pre-filled syringes and auto-injector devices. Additionally, one of our leading candidates for a liquid formulation of glucagon uses proprietary stabilization technology supplied by a third party pursuant to a research and development licensing agreement. If we do not acquire a commercial license to this technology, our efforts to commercialize a glucagon rescue product may be materially harmed.

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

Treatment practices can also change with the introduction of new classes of therapy. Currently glucagon-like peptide analogs such as Exanatide and Exanatide LAR, marketed by Amylin Pharmaceuticals in the United States and Eli Lilly in Europe, and Liraglutide, marketed by Novo Nordisk, are growing in usage and could delay the start of insulin usage in some patients therefore decreasing the size of the prandial insulin market.

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

Our liquid formulation of glucagon that is intended as rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. There are two approved injectable glucagon rescue kit products marketed by Eli Lilly and Company and Novo Nordisk. In addition, other development stage glucagon rescue formulations and injectors may be approved. Enject Inc. is developing an auto-injection pen which integrates glucagon powder and a diluent into a dual chamber cartridge within the pen. Xeris Inc. is developing an auto-injection pen utilizing a highly concentrated, non aqueous glucagon formulation. All of these programs utilize the same active ingredient as our liquid formulation of glucagon and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly and Company is developing a glucagon analog, which may also offer advantages over our liquid formulation of glucagon.

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

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

On May 11, 2012, our common stock began trading on the Nasdaq Capital Market. Previously, our stock traded on the Nasdaq Global Market. On November 8, 2011, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the Nasdaq Global Market’s $1.00 per share minimum bid price requirement for thirty consecutive business days and that, if we were unable to demonstrate compliance with this requirement during a 180-day grace period, our common stock would be delisted from the Nasdaq Global Market after that time. Because we were unable to regain compliance during this grace period, on May 4, 2012 we submitted an application to transfer our common stock to the Nasdaq Capital Market. In accepting our application, Nasdaq determined that, upon transfer to the Nasdaq Capital Market, we are eligible for an additional 180 calendar day grace period, or until November 5, 2012, to meet the minimum $1.00 bid price per share requirement for that market.

The closing bid price of our common stock on the Nasdaq Capital Market was $0.66 on May 11, 2012, and has been below $1.00 each trading day since September 27, 2011. As a result, we may be subject to a delisting of our common stock from the Nasdaq Capital Market if we do not take steps to prevent our common stock from dropping below the minimum bid price requirement. We have received stockholder approval to effect a reverse stock split prior to the date of our next annual meeting of shareholders. In connection with our application to transfer the listing of our common stock to the Nasdaq Capital Market, we provided Nasdaq written notice of our intention to meet the minimum $1.00 bid price per share requirement by effecting a reverse stock split, if necessary. If implemented, a reverse split could have the effect of increasing our stock price above $1.00, thereby bringing us back in compliance with the Nasdaq minimum bid price requirement. However, even if we do implement a reverse stock split may, it may not prevent the per share price of our common stock from dropping back down below the Nasdaq minimum per share price requirement in the future. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.

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

BIODEL INC.
Dated: May 15, 2012	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.