Form 10-Q
period 2012-06-30
Biodel Inc
filed 2012-08-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 31, 2012 there were 13,982,826 shares of the registrant’s common stock outstanding.

-i-

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2011 and June 30, 2012 (unaudited)	1

Consolidated Condensed Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended June 30, 2011 and 2012 and for the period from December 3, 2003 (inception) to June 30, 2012	2

Consolidated Condensed Statements of Stockholders’ Equity (period from October 1, 2011 to June 30, 2012, unaudited) for the period from December 3, 2003 (inception) to June 30, 2012	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2011 and 2012 and for the period from December 3, 2003 (inception) to June 30, 2012	6

Notes to Consolidated Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceeding	30

Item 1A. Risk Factors	30

Item 6. Exhibits	45

Signatures	46
EX-3.01
EX-3.02
EX-3.03
EX-3.04
EX-4.01
EX-10.01
EX-10.02
EX-12.01
EX-31.01
EX-31.02
EX-32.01

-ii-

PART I — FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2011	2012
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$38,701	$43,691
Restricted cash	60	1,060
Taxes receivable	35	34
Other receivables	1	—
Prepaid and other assets	399	416

Total current assets	39,196	45,201
Property and equipment, net	2,253	1,662
Intellectual property, net	49	47
Long term other assets	7	—

Total assets	$41,505	$46,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$222	$180
Accrued expenses:
Clinical trial expenses	763	427
Payroll and related	1,118	1,113
Accounting and legal fees	191	287
Severance	688	306
Other	204	382
Income taxes payable	103	73

Total current liabilities	3,289	2,768

Common stock warrant liability	996	7,182
Other long term liabilities	142	—

Total liabilities	4,427	9,950
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,813,944 and 5,419,551 issued and outstanding	18	54
Common stock, $.01 par value; 25,000,000 shares authorized; 9,661,868 and 13,982,826 issued and outstanding	96	140
Additional paid-in capital	212,310	226,980
Deficit accumulated during the development stage	(175,346)	(190,214)

Total stockholders’ equity	37,078	36,960

Total liabilities and stockholders’ equity	$41,505	$46,910

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)

Consolidated Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2011	2012	2011	2012	2012
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,941	2,956	11,349	7,952	138,081
General and administrative	2,382	1,776	7,264	5,626	62,572

Total operating expenses	5,323	4,732	18,613	13,578	200,653
Other (income) and expense:
Interest and other income	(20)	(15)	(30)	(56)	(5,622)
Interest expense	—	—	—	—	78
Adjustment to fair value of common stock warrant liability	(1,355)	1,355	(3,890)	1,354	(10,003)
Loss on settlement of debt	—	—	—	—	627

Operating loss before tax provision (benefit)	(3,948)	(6,072)	(14,693)	(14,876)	(185,733)
Tax provision (benefit)	26	(21)	32	(8)	(579)

Net loss and other comprehensive loss	(3,974)	(6,051)	(14,725)	(14,868)	(185,154)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss and other comprehensive loss applicable to common stockholders	$(3,974)	$(6,051)	$(14,725)	$(14,868)	$(190,214)

Net loss and other comprehensive loss per share — basic and diluted	$(0.48)	$(0.52)	$(2.06)	$(1.44)

Weighted average shares outstanding — basic and diluted	8,254,413	11,600,003	7,158,806	10,320,558

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
								Accumulated	Accumulated
	Common Stock		Series A Preferred stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance at Inception (December 3, 2003)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	183,126	2	—	—	—	—	(2)	—	—	$—
January 2004 Proceeds from sale of common stock	1,145,306	11	—	—	—	—	1,343	—	—	1,354
Net loss	—	—	—	—	—	—	—		(774)	(774)

Balance, September 30, 2004	1,328,432	13	—	—	—	—	1,341	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	10,658	—	—	—	—	—	61	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	1,339,090	13	569,000	6	—	—	4,792	—	(4,157)	654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	988	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348
May 2007 Proceeds from sale of common stock	1,437,500	14	—	—	—	—	78,741	—	—	78,755
Conversion of preferred stock on May 16, 2007	1,601,749	16	(569,000)	(6)	(6,198,179)	(62)	52	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	732	—	—	—	—	—	16	—	—	16
Stock options exercised	885	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	659,226	7	—	—	—	—	416	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	5,040,170	50	—	—	—	—	117,006	—	(39,833)	77,223
Proceeds from sale of common stock	815,000	8	—	—	—	—	46,809	—	—	46,817
Issuance of restricted stock	2,428	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	43,600	1	—	—	—	—	901	—	—	902
Warrants exercised	19,802	—	—	—	—	—	112	—	—	112
Net unrealized loss on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	3,596	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	5,924,596	$59	—	$—	—	—	$171,684	$(62)	$(83,194)	$88,487

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

									Deficit
			Series A Preferred					Accumulated	Accumulated
	Common Stock		stock		Series B Preferred stock		Additional	Other	During the	Total
	$01 Par Value		$.01 Par Value		$.01 Par Value		Paid in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2008	5,924,596	$59	—	$—	—	—	$171,684	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	4,413	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from the sale of stock - ESPP	21,863	—	—	—	—	—	170	—	—	170
Net loss									(43,270)	(43,270)

Balance, September 30, 2009	5,950,872	$59	—	$—	—	$—	$176,943	$—	$(126,464)	$50,538

Registered direct financing	599,550	6	—	—	—	—	8,706	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	8,076	—	—	—	—	—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1	—	1
Proceeds from the sale of stock - ESPP	41,393	1	—	—	—	—	324	—	—	325
Net loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	6,599,891	$66	—	—	—		$188,747	$1	$(164,754)	$24,060

Registered direct financing	3,018,736	30	1,813,944	18	—	—	27,913	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	104	—	—	—	—	—	—	—	—	—
Warrants exercised	10,549	—	—	—	—	—	50	—	—	50
RSU’s granted	15,537	—	—	—	—	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from the sale of stock - ESPP	17,051	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)

Balance, September 30, 2011	9,661,868	$96	1,813,944	$18	—	$—	$212,310	$—	$(175,346)	$37,078

Proceeds from the sale of unregistered securities	4,250,020	43	—	—	3,605,607	36	17,142	—	—	17,221
Initial value of warrants issued in private placement financing	—	—	—	—	—	—	(4,832)	—	—	(4,832)
Stock-based compensation	—	—	—	—	—	—	1,511	—	—	1,511
Proceeds from the sale of stock - ESPP	10,776	—	—	—	—	—	27	—	—	27
RSUs issued to settle bonus liability	—	—	—	—	—	—	823	—	—	823
RSUs granted	60,409	1	—	—	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(14,868)	(14,868)
Company re-purchase of fractional shares from the reverse stock split	(247)	—	—	—	—	—	—	—	—	—

Balance, June 30, 2012 (unaudited)	13,982,826	$140	1,813,944	$18	3,605,607	$36	$226,980	$—	$(190,214)	$36,960

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

			December 3,
			2003
	Nine months ended		(inception) to
	June 30,		June 30,
	2011	2012	2012
Cash flows from operating activities:
Net loss	$(14,725)	$(14,868)	$(185,154)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	555	4,633
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	3,948	1,511	27,307
Share-based compensation for non-employees	(43)	—	2,274
Loss on settlement of debt	—	—	627
Write-off of loan to related party	—	—	41
Write-off of capitalized equipment and patent expense	—	38	246
Adjustment to fair value of common stock warrant liability	(3,890)	1,354	(10,003)
(Increase) decrease in:
Taxes receivable	30	1	(34)
Other receivables	2	1	—
Prepaid expenses and other assets	(141)	(10)	(416)
Increase (decrease) in:
Accounts payable	(1,887)	(42)	180
Income taxes payable	2	(28)	75
Accrued expenses and long term liabilities	1,043	230	3,555

Total adjustments	(204)	3,610	28,756

Net cash used in operating activities	(14,929)	(11,258)	(156,398)

Cash flows from investing activities:
Purchase of property and equipment	(163)	—	(6,290)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	6,000	—	31,614
Acquisition of intellectual property	—	—	(298)
Loan to related party	—	—	(41)

Net cash provided by (used in) investing activities	5,837	—	(6,629)

Cash flows from financing activities:
Restricted cash	90	(1,000)	(1,060)
Options exercised	0	—	1,000
Warrants exercised	—	—	585
Employee stock purchase plan	118	27	821
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	2,685	—	2,685
Net proceeds from sale of unregistered common stock – private placement		8,730	8,730
Net proceeds from sale of common stock	25,276	—	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	8,491	8,491

Net cash provided by financing activities	28,169	16,248	206,718

Net increase in cash and cash equivalents	19,077	4,990	43,691

Cash and cash equivalents, beginning of period	22,922	38,701	—

Cash and cash equivalents, end of period	$41,999	$43,691	$43,691

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Nine months ended June 30,		December 3,2003 (inception) to June 30,
	2011	2012	2012
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	—	20	326
Non-cash financing and investing activities:
Warrants issued in connection with registered direct financing	$9,438	$—	$12,353
Warrants issued in connection with private placement financing	—	4,832	4,832
Settlement of employee bonus payment with Restricted Stock Units	—	823	823
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, “Biodel” or the “Company”, and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned subsidiary in the United Kingdom in October 2011 (“Biodel UK Limited”). This subsidiary has been inactive since its inception.

The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company's most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these formulations as its “ultra-rapid-acting” insulin formulations. In addition to the Company’s RHI-based formulations, the Company is using its formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company’s RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by the Company’s RHI-based formulations.

In April 2012, the Company announced top-line results from a Phase 1 clinical trial of two RHI-based formulations, BIOD-123 and BIOD-125. In this clinical trial, BIOD-123 and BIOD-125 achieved the Company’s target pharmacokinetic, pharmacodynamic and toleration profiles. The Company now intends to study BIOD-123 in a Phase 2 clinical trial projected to begin in the third calendar quarter of 2012.

The Company is also developing a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia. In March 2012, the Company announced that it had received feedback from the U.S. Food and Drug Administration (the “FDA”) regarding regulatory requirements for this product candidate as such a rescue treatment. Subject to successful completion of its formulation development work and subsequent completion of clinical trials, the Company intends to submit a New Drug Application (“NDA”) for its liquid formulation of glucagon in the first calendar quarter of 2014.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2011 audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 15, 2011. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 7.)

Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05 pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income and reinstates the previous requirements to

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of the fiscal year ending September 30, 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 had no impact on the Company’s consolidated financial statements.

2. Restricted Cash

Restricted cash as of September 30, 2011 and June 30, 2012 was $60 and $1,060, respectively. The $60 is kept in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. The $1,000 is kept in an escrow account as part of an arbitration stipulation relating to disputed fees charged to the Company for inventory storage. On July 30, 2012, the Company received a judgment from the arbitrator stating that the Company is required to only pay the vendor a balance of $55, after deducting legal fees. The Company expects the remaining escrow balance of $945 to be returned to it by the end of the fiscal year. (See Note 11.)

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

As of September 30, 2011 and June 30, 2012, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company’s warrant liability (i) as of September 30, 2011 and June 30, 2012 for the warrants issued in the May 2011 Offering (as defined in Note 10) and (ii) as of June 30, 2012 for the warrants issued in the 2012 Private Placement (as defined in Note 10). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. The Company used the Monte Carlo simulation model to determine the fair value of the Company’s warrant liability as of September 30, 2011 for the warrants issued in the Company’s August 2010 registered direct offering. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Accordingly, the Company’s fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input. On December 1, 2011, the unexercised warrants issued in the August 2010 offering expired. The Company revalued the liability from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations. The common stock warrant liability associated with these warrants no longer exists.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,691	$43,691	$—	$—
Restricted cash (see Note 2)	1,060	1,060	—	—

Subtotal	44,751	44,751	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(7,182)		—	(7,182)

Subtotal	(7,182)		—	(7,182)

Total	$37,569	$44,751	$—	$(7,182)

Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,701	$38,701	$—	$—
Restricted cash (see Note 2)	60	60	—	—

Subtotal	38,761	38,761	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(996)	—	—	(996)

Subtotal	(996)	—	—	(996)

Total	$37,765	$38,761	$—	$(996)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2011	$(996)

Initial fair value at date of issuance	(4,832)

Increase in fair value of common stock warrant liability	(1,354)

Balance at June 30, 2012	$(7,182)

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit of a product candidate cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expense during the period the costs are incurred. Because all of its product candidates are in early stages of preclinical or clinical development, the Company currently expenses all purchases of pre-launch inventory as research and development, and expects to continue to do so until it can determine the probability of regulatory approval for the applicable product candidate.

The Company did not make any purchases of pre-launch inventory for the three months and nine months ended June 30, 2012. For the nine months ended June 30, 2011, the Company expensed approximately $2,400 of costs associated with the purchase of recombinant human insulin as research and development expense after the material passed quality control inspection by the Company and transfer of title occurred.

6. Stock-Based Compensation

Under the Company’s 2010 Stock Incentive Plan (the "2010 Plan"), up to 1,624,192 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus shares of common stock underlying already outstanding awards under the Company’s prior plans. In addition, on March 8, 2012, the Company’s stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock authorized for issuance thereunder solely for the purpose of allowing the Company to issue an aggregate of 274,192 restricted stock units to certain of the Company’s employees in place of an aggregate of $823 in discretionary cash bonuses in connection with the fiscal year ended September 30, 2011 (the “2011 Bonus RSUs”). The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which the 2011 Bonus RSUs and any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the date the 2010 Plan was approved by stockholders.

The Company recognizes stock-based compensation arising from compensatory stock-based transactions using the fair value at the grant date of the award. The Company uses an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. The expected life for these grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. Due to its limited history, the Company uses the simplified method that uses the average of (1) the weighted average vesting period and (2) the contractual life of the option – seven or eight years, as applicable – to determine the estimated term of the option. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. The Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage. Additionally, the Company has assumed that dividends will not be paid.

The Company estimates forfeitures based on actual forfeitures during its limited history. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee and director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The Company expenses the cost of the stock options granted to employees and directors ratably over the vesting period of the stock options. For the three months ended June 30, 2011 and 2012 and the nine months ended June 30, 2011 and 2012, total compensation charges, which included stock-based compensation charges related to the Company's 2005 Employee Stock Purchase Plan and to restricted stock unit awards , were $1,274, $332, $3,948 and $1,511, respectively. At June 30, 2012, the total compensation charge related to non-vested options and not yet recognized was $1,465. This charge will be recognized over the remaining vesting periods of the options over the next four years as the employees complete their service period for vesting of the options.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes pricing model if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The December 4, 2007 stock options granted to non-employees vested fully on December 4, 2011 and were the last group of non-employee stock option grants subject to the quarterly revaluation. The total compensation charge or credit for options granted to non-employees for the three months ended June 30, 2011 and 2012 and the nine months ended June 30, 2011 and 2012 were $0, $0, $(43), and $0, respectively.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the stock option activity during the nine months ended June 2012:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding options, September 30, 2011	1,365,350	$32.68		$—
Granted	215,877	2.54		$—
Forfeited, expired	34,773	32.09		$—
Outstanding options, June 30, 2012	1,546,454	$27.80	5	$—

Exercisable options, June 30, 2012	1,176,605	$33.79	3	$—

The Black-Scholes pricing model assumptions for the six and nine months ended June 30, 2011 and 2012 are determined as discussed below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012

Expected life (in years)	3.77 – 5.25	3.77 – 4.75	3.77 – 5.25	3.00 – 4.75
Expected volatility	66 – 70%	59 – 72%	34 – 72%	58 – 76%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.75 – 1.97%	0.40 – 0.79%	0.75 – 2.24%	0.39 – 0.91%
Weighted average grant date fair value	$8.00	$2.96	$6.64	$2.54

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

In March 2012, the Company granted 274,192 2011 Bonus RSUs in place of an aggregate of $823 in discretionary cash bonuses to the Company’s employees in connection with the fiscal year ended September 30, 2011. The Company had previously accrued and expensed the $823 in the fiscal year ended September 30, 2011. The 2011 Bonus RSUs will vest in full and be distributed on September 30, 2012. Since the total fair value of the 2011 Bonus RSUs did not exceed the discretionary aggregate cash bonus value of $823, the Company did not record any additional stock-based compensation expense in the period ended June 30, 2012. The accrued bonus liability was settled in March 2012 and, accordingly, the liability was reversed into additional paid-in-capital.

In December 2010, the Company granted 83,750 RSUs to the Company’s executive officers and employees. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each such RSU that has vested. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award.

As of June 30, 2012, a total of 75,959 RSUs were vested as follows:: (i) 53,524 RSUs held by employees vested on December 14 and 15, 2011 and the resulting common stock was distributed on March 12, 2012; (ii) 15,546 RSUs held by employees vested on December 15, 2010 and the resulting common stock was distributed on February 7, 2011; (iii) 4,428 RSUs held by directors vested on September 30, 2011 and the resulting common stock was distributed on the same date; and (iii) 2,461 RSUs granted to the Company's chief executive in connection with a one-time $50,000 reduction in his base salary vested on September 30, 2011 and the resulting common stock was distributed on the same date.

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Stock compensation expense — RSUs	$164	$90	$446	$1,112

At June 30, 2012, there was $507 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods.

The following table summarizes RSU activity from October 1, 2011 through June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2011	121,677	$9.40
Changes during the period:
Shares granted	274,192	$2.36
Issued and distributed	(53,524)	$9.06
Non-vested and outstanding balance at June 30, 2012	342,345	$4.49

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the Purchase Plan for the three months ended June 30, 2011 and 2012 and nine months ended June 30, 2011 and 2012 were $22, $(1), $42, and $7, respectively.

As of September 30, 2011 and June 30, 2012, an aggregate of 425,000 and 450,000 shares of common stock, respectively, are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of September 30, 2011 and June 30, 2012, a total of 341,095 and 355,319 shares, respectively were reserved and available for issuance under the Purchase Plan. As of September 30, 2011 and June 30, 2012, the Company has issued 83,903 and 94,679 shares, respectively, under the Purchase Plan.

7. Reverse Stock Split

On June 11, 2012, the Company amended its certificate of incorporation in order to effect a one-for-four reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 25,000,000 (reduced from 100,000,000 authorized shares). As a result of the reverse stock split, each share of Company common stock outstanding at the effective time was automatically changed into one-quarter of a share of common stock. No fractional shares were issued in connection with the reverse stock split, and cash of $0.3 was paid in lieu of fractional shares. Also as a result of the reverse stock split, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans have been reduced by a factor of four. There was no alteration to the par value of the common stock or any modification of the voting rights or other terms thereof. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse stock split for all periods reported.

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

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a 50% or more change in ownership in the Company within a three-year period. As a result of the May 2011 Offering (as defined in Note 10), a significant change in the ownership of the Company occurred, which limits on an annual basis the Company’s ability to utilize its federal NOLs. The Company’s NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company completed a formal Section 382 analysis and believes that approximately $55,890 of the $104,689 federal losses (prior to the Section 382 limitation) will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2,496 for twenty (20) years. The limitation could be further restricted if ownership changes occur in future years. To the extent the Company’s use of NOL carryforwards is limited, future income could be subject to corporate income tax earlier than it would if the Company was able to use NOL carryforwards, which could result in decreased net income. In addition to the NOL limitation, the 382 limitation also limited approximately $1,815 of federal research and development credit carryovers.

The Company will analyze the effect, if any, of the 2012 Private Placement (as defined in Note 10) on the use of U.S. Federal net operating losses, following §Section 382 of the Internal Revenue Code.

The Company’s effective tax rate for the three and nine months ended June 30, 2011 and 2012 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

9. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, warrants, preferred stock and RSUs excluded are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Common shares underlying warrants issued for common stock	2,886,197	3,213,284	2,886,197	3,213,284
Common shares issuable upon conversion of Series A Preferred Stock	—	453,486	—	453,486
Common shares issuable upon conversion of Series B Preferred Stock	—	3,605,607	—	3,605,607
Stock options	1,393,243	1,547,480	1,393,243	1,547,480
Restricted stock units	136,433	68,167	136,433	68,167

10. Financings

June 2012 Private Placement

In June 2012, the Company completed a private placement (the “2012 Private Placement”) of an aggregate of 4,250,020 shares of the Company’s common stock, 3,605,607 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents’ fees and other transaction expenses, of approximately $17,200 from the 2012 Private Placement.

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

Each share of Series B Preferred Stock is convertible into one share of the Company’s common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the “Securities Purchase Agreement”) provides that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock, holders of Series B Preferred Stock and holders of the Company’s Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

As required by the Securities Purchase Agreement, the Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on July 27, 2012, which was within 30 days after the closing of the 2012 Private Placement. The Registration Statement, which was declared effective on August 13, 2012, registers the resale of the shares of common stock and Series B Preferred Stock issued and sold in the 2012 Private Placement, the shares of common stock issuable upon conversion of the Series B Preferred Stock issued and sold in the 2012 Private Placement, and the shares of common stock issuable upon exercise of the warrants issued and sold in the 2012 Private Placement. Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to pay liquidated damages to the purchasers in the 2012 Private Placement if, after effectiveness of the Registration Statement and subject to certain specified exceptions, the Company suspends the use of the Registration Statement or the Registration Statement ceases to remain continuously effective as to all the securities for which it is required to be effective (each such event, a “Registration Default”). Subject to specified exceptions, for each 30-day period or portion thereof during which a Registration Default remains uncured, the Company is obligated to pay liquidated damages to each purchaser in cash in an amount equal to 1.0% of the aggregate purchase price paid by each such purchaser in the 2012 Private Placement, up to a maximum of 8.0% of such aggregate purchase price. As of the date of these financial statements, the Company does not believe that it is probable that it will be obligated to pay any such liquidated damages. Accordingly, the Company has not established an accrual for liquidated damages.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the 2012 Private Placement will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At June 30, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $4,759.

During the three months and nine months ended June 30, 2012, the Company recorded an Adjustment to fair value of common stock warrant liability of $(73), within Other (income) expense, to reflect a decrease in the valuation of the warrants from date of issuance to June 30, 2012.

The following summarizes the changes in value of the warrant liability from the date of issuance through June 30, 2011:

Balance at September 30, 2011	$—
Initial fair value, at the date of issuance	4,832
Decrease in fair value	(73)

Balance at June 30, 2012	$4,759

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the “May 2011 Offering”) of an aggregate of 3,018,736 shares of the Company’s common stock, 1,813,944 shares of the Company’s Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company’s common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.65 of a share of common stock, at an exercise price of $9.92 per share of the Company’s common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.65 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents’ fees and other offering expenses, of approximately $28,000 from the May 2011 Offering.

Each share of Series A Preferred Stock is convertible into 0.25 share of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the May 2011 Offering will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At June 30, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $2,423.

During the three and nine months ended June 30, 2012, the Company recorded an Adjustment to fair value of common stock warrant liability of $(1,428) and $(1,427), respectively, within Other (income) expense, to reflect an increase in the valuation of the warrants from September 30, 2011 to June 30, 2012.

The following summarizes the changes in value of the warrant liability from September 30, 2011 through June 30, 2012:

Balance at September 30, 2011	$996
Increase in fair value of common stock warrant liability	1,427
Balance at June 30, 2012	$2,423

August 2010 Registered Direct Offering

In August 2010, the Company completed a registered direct offering of an aggregate of 599,550 shares of common stock and warrants to purchase 599,500 shares of common stock. The warrants had an initial exercise price of $18.864 per share, subject to re-pricing following the Company’s receipt of the complete response letter for its Linjeta™ product candidate. On December 1, 2010, the exercise price of the warrants was reset to $6.24 per share. On May 12, 2011, the exercise price of the warrants was further reset to $4.70 per share. The Company received net proceeds, after deducting placement agents’ fees and other offering expenses, of approximately $8,700 from this offering.

In August 2011, one of the warrant holders exercised warrants to purchase 10,550 shares of common stock, at $4.70 per share, and the Company received proceeds totaling approximately $50. On December 1, 2011, the unexercised warrants to purchase 589,000 shares of common stock expired. The Company revalued the liability associated with these warrants from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations. The common stock warrant liability associated with these warrants no longer exists.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of June 30, 2012, the fair value of the warrants issued in the 2012 Private Placement and the May 2011 Offering.

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

As of June 30, 2012, the Company estimated such fair value using the following assumptions:

2012 Private Placement	June 30,
2012

Stock price	$2.58
Exercise price	$2.66
Risk-free interest rate	0.72%
Expected remaining term	4.99
Expected volatility	96%
Dividend yield	0%
Warrants outstanding	2,749,469
Common stock outstanding	13,982,826

May 2011 Offering	June 30,
2012

Stock price	$2.58
Exercise price	$9.92
Risk-free interest rate	0.41%
Expected remaining term	3.88
Expected volatility	104%
Dividend yield	0%
Warrants outstanding	2,256,929
Common stock outstanding	13,982,826

Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Term of Warrants. This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses a weighted-average of its historic volatility over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2011 and June 30, 2012 loss per share calculation since their inclusion would be anti-dilutive.

Biodel Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

11. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement (the “employment agreement”) with the Company that were conditioned upon his signing the release. Pursuant to the employment agreement, Dr. Steiner will receive payments in the amount of two times his base salary in effect on the date of his retirement, two times his target annual bonus, plus a pro rata portion of his 2011 target bonus, as defined in the employment agreement, for the fiscal year in which he is terminated. Furthermore, the employment agreement provides that any outstanding equity compensation awards will fully and immediately vest with respect to any amounts that would have vested if he had remained employed for an additional 24 months, which totals options to purchase 58,636 shares of common stock at exercise prices between $9.16 and $72.64. The options remain exercisable until the earlier of the second anniversary of Dr. Steiner ceasing to be a board member or their date of expiration. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of June 30, 2012, the Company has paid $1,029 in salary, bonus and benefits continuation per the terms of the agreement; reduced medical accrual by $25; and classified $306 in short term obligation.

Leases

As of June 30, 2012, the Company leased three facilities in Danbury, Connecticut.

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

Lease expense for the three months ended June 30, 2011 and 2012 and nine months ended June 30, 2011 and 2012 were $160, $164, $476, and $489, respectively.

Legal

In February 2012, the Company brought action against one of its vendors before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of an arbitration stipulation, the Company established a $1,500 escrow account and paid $500 during the quarter ended June 30, 2012, leaving an escrow balance of $1,000. The disputed fees were recorded in the prior year in accrued liabilities. On July 30, 2012, the Company received a judgment from the arbitrator stating that the Company is required to only pay the vendor a balance of $55, after deducting legal fees. The Company expects the remaining escrow balance of $945 to be returned to it by the end of the fiscal year.

12. Subsequent event

NIH Grant to Develop Concentrated Ultra-Rapid-Acting Insulin

In July 2012, the Company announced that the Small Business Innovation Research program of the National Institutes of Health has awarded the Company a grant for the development of concentrated ultra-rapid-acting insulin formulations for use in an artificial pancreas, also known as a closed loop pump system. The two-year grant, totaling $582, is intended to fund research to develop the Company's proprietary ultra-rapid-acting insulin product candidate at high concentrations. The Company anticipates receiving these funds in fiscal years 2013 and 2014.

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

Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

•

our ability to advance a proprietary RHI-based insulin formulation into a Phase 2 clinical trial in a timely manner and the outcome of that trial;

•

our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these formulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia, and we have prototype formulations of a basal insulin and a glucose-responsive insulin.

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

Based upon the complete response letter and subsequent feedback from the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. Clinical trials of two newer formulations, BIOD-105 and BIOD-107, did not demonstrate our target product profile. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125. In April 2012, we announced top-line results from this Phase 1 clinical trial of BIOD-123 and BIOD-125. In this clinical trial, BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and toleration profiles. We now intend to study BIOD-123 in a Phase 2 clinical trial that we expect to begin in the third calendar quarter of 2012. The Phase 2 clinical trial will be conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes.

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

In March 2012, we announced that we had received feedback from the FDA regarding regulatory requirements for the development of a liquid formulation of glucagon for use as a rescue treatment for diabetes patients experiencing hypoglycemia. Subject to successful completion of our formulation development work and subsequent clinical trials, we intend to submit an NDA for this product candidate in the first calendar quarter of 2014.

In June 2012, we completed the private placement of an aggregate of 4,250,020 shares of our common stock, 3,605,607 shares of our series B convertible preferred stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. We refer to this transaction as our 2012 private placement. We received net proceeds, after deducting placement agents’ fees and other transaction expenses, of approximately $17.2 million from the 2012 private placement. We intend to use these net proceeds to further develop our ultra-rapid-acting insulin product candidates and our liquid formulation of glucagon, as well as for other general corporate purposes. Each share of series B preferred stock is convertible into one share of our common stock at any time at the option of the holder, except that the securities purchase agreement that we entered into in connection with the 2012 private placement provides that a holder will be prohibited from converting shares of series B preferred stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of our common stock then issued and outstanding. The warrants are immediately exercisable and will expire on June 26, 2017. Warrant holders will be prohibited from exercising a warrant if, as a result of such exercise the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of our common stock then issued and outstanding. Pursuant to the securities purchase agreement, we have filed with the Securities and Exchange Commission a registration statement covering the resale of the securities issued in the 2012 private placement. We may be required to pay liquidated damages to the purchasers in the 2012 private placement if, subject to exceptions, we suspend the use of the registration statement or if the registration statement ceases to remain effective for specified periods.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2012 private placement. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $6.1 million and $14.9 million respectively for the three and nine months ended June 30, 2012. As of June 30, 2012, we had a deficit accumulated during the development stage of $190.2 million. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 69% and 31%, respectively, of the expenses that we have incurred since our inception.

As of June 30, 2012, we had approximately $43.7 million in cash and cash equivalents compared to $38.7 million in cash and cash equivalents as of September 30, 2011. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until we file our NDA for a liquid formulation of glucagon, which we expect to occur in the first quarter of the 2014 calendar year. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements and/or defer or limit some or all of our research, development and/or clinical projects.

Financial Operations Overview

Revenues

To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval, or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to study new formulations of RHI or insulin analogs in order to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting formulations. We also are conducting the formulation development work required to meet our goal of submitting an NDA for a liquid formulation of glucagon in the first calendar quarter of 2014. We anticipate that our research and development expenses for the fiscal year ending September 30, 2012 will increase moderately as compared to the 2011 fiscal year. Over the longer term, we anticipate that these expenses will increase further as we:

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

We have used our employee and infrastructure resources across multiple research projects and our drug development program for our ultra-rapid-acting RHI- and insulin analog-based formulations, including the original LinjetaTM formulations and BIOD-105, BIOD-107, BIOD-123 and BIOD-125. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

					December 3,
					2003
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2011	2012	2011	2012	2012
			(in thousands)
Research and development expenses:
Preclinical expenses	$782	$996	$2,715	$2,879	$21,543
Manufacturing expenses	663	824	4,697	2,048	38,335
Clinical/regulatory expenses	1,496	1,136	3,937	3,025	78,203
Total	$2,941	$2,956	$11,349	$7,952	$138,081

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing or estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•

our ability to advance a proprietary RHI-based insulin formulation into a Phase 2 clinical trial in a timely manner and the outcome of that trial;

•

the success of our formulation development work to improve the stability or other characteristics of our analog-based ultra-rapid-acting insulin formulations and liquid formulations of glucagon;

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

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

Restricted Cash

Restricted cash as of September 30, 2011 and June 30, 2012 was $60 thousand and $1.06 million, respectively. We keep $60 thousand in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. In February 2012, we brought action against one of our vendors, before the American Arbitration Association in New York, relating to disputed fees charged to us for inventory storage. As part of an arbitration stipulation, we established a $1.5 million escrow account and paid $0.5 million during the quarter ended June 30, 2012, leaving an escrow balance of $1.0 million. On July 30, 2012, we received a judgment from the arbitrator stating that we are required to only pay the vendor a balance of $55 thousand, after deducting legal fees. We expect the remaining escrow balance of $945 thousand to be returned to us by the end of the September 30, 2012 fiscal year.

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

We anticipate that our general and administrative expenses for the fiscal year ending September 30, 2012 will remain substantially the same as in the 2011 fiscal year as we continue to focus our product development efforts on preclinical studies and Phase 1 and Phase 2 clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials including Phase 3 pivotal trials.

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit of a product candidate cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expense during the period the costs are incurred. Because all of our product candidates are in early stages of preclinical or clinical development, we currently expense all purchases of pre-launch inventory as research and development, and expect to continue to do so until we can determine the probability of regulatory approval for the applicable product candidate.

We did not make any purchases of pre-launch inventory for the three months and nine months ended June 30, 2012. For the nine months ended June 30, 2011, we expensed approximately $2,400 of costs associated with the purchase of recombinant human insulin as research and development expense after the material passed quality control inspection by us and transfer of title occurred.

Restricted Stock Units

In March 2012, we granted an aggregate of 274,192 restricted stock units, or RSUs, to our employees in place of discretionary cash bonuses in connection with the fiscal year ended September 30, 2011. Each RSU represents one share of common stock. The RSUs will vest and the underlying shares will be distributed on September 30, 2012. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined by the value of the discretionary cash bonus, are expensed per the vesting schedule outlined in the award. As of the award date, the discretionary cash bonus value exceeded the total fair market value of the RSUs.

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

Warrant Liability

In May 2011, we issued warrants to purchase 2,256,929 shares of our common stock at an exercise price of $9.92 per share in connection with our May 2011 registered direct offering. These warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. In June 2012, we issued warrants to purchase 2,749,469 shares of our common stock at an exercise price of $2.66 per share in connection with our June 2012 Private Placement. These warrants will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. Under the terms of both the 2011 warrants and the 2012 warrants, if we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require us to purchase the unexercised warrants at the Black-Scholes value (as defined in the applicable warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, we recognize the 2011 and 2012 warrants as liabilities at their fair value on each reporting date.

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $9.4 million for the 2011 warrants and $4.8 million for the 2012 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model for the 2011 warrants were warrants and common stock outstanding, remaining terms of the warrants, the common stock price of $8.24 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 1.89% and an expected volatility rate of 104%. The significant assumptions for the model for the 2012 warrants were warrants and common stock outstanding, remaining terms of the warrants, the common stock price of $2.61 per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0.73% and an expected volatility rate of 96%. The liability for both the 2011 and 2012 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

In August 2010, we issued warrants to purchase 599,550 shares of our common stock in connection with our August 2010 registered direct offering. On December 1, 2011, the unexercised warrants to purchase 589,000 shares of common stock expired. We revalued the liability from September 30, 2011 through the date of expiration and there was no impact on the statement of operations. The common stock warrant liability associated with these warrants no longer exists.

In addition to the 2011 and 2012 warrants, as of June 30, 2012, we had outstanding warrants to purchase 10,415 shares of our common stock at an exercise price of $5.64. These warrants expired unexercised in July 2012.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no material changes to such policies since the filing of such Annual Report.

Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board, or the FASB, issued ASU 2011-05 Presentation of Comprehensive Income or ASU 2011-05. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 deferred certain aspects of ASU 2011-05 pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of the fiscal year ending September 30, 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 had no impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2012

Revenue. We did not recognize any revenue during the three months ended June 30, 2011 or 2012.

Research and Development Expenses.

	Three Months Ended June 30,		Increase
	2011	2012	$	%
	(in thousands)
Research and Development	$2,941	$2,956	$15	1%
Percentage of net loss	74%	49%

Research and development expenses were $3.0 million for the three months ended June 30, 2012, an increase of $15 thousand, or 1%, from $2.9 million for the three months ended June 30, 2011. This increase is primarily due to an increase of $0.5 million to purchase active pharmaceutical ingredients, manufacture clinical supplies of our upcoming ultra-rapid acting insulin Phase 2 study and perform toxicology studies on our glucagon formulation. This increase was offset by lower stock-based compensation charge of $0.4 million due to having fewer employees than previous quarter, last year.

Research and development expenses for the quarter ended June 30, 2011 and 2012 include $0.5 million and $0.1 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

General and Administrative Expenses.

	Three Months Ended June 30,		Decrease
	2011	2012	$	%
	(in thousands)
General and Administrative	$2,382	$1,776	$606	25%
Percentage of net loss	60%	29%

General and administrative expenses were approximately $1.8 million for the three months ended June 30, 2012, a decrease of $0.6 million, or 25%, from $2.4 million for the three months ended June 30, 2011. This decrease is primarily attributable to decreased stock-based compensation costs of $0.6 million and a decrease of $58 thousand in depreciation expense, offset by an increase in professional and consulting fees of $0.1 million. General and administrative expenses for the three months ended June 30, 2011 and 2012 include $0.8 million and $0.2 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Three Months Ended June 30,		Decrease
	2011	2012	$	%
	(in thousands)
Interest and Other Income	$20	$15	$5	25%
Percentage of net loss	—%	—%

Interest and other income was $15 thousand for the three months ended June 30, 2012, compared to $20 thousand for the three months ended June 30, 2011. The decrease was primarily due to lower cash balances for most of the quarter. On June 27, 2012, we completed our 2012 private placement, resulting in net proceeds to us, after deducting placement agents’ fees and other transaction expenses, of approximately $17.2 million.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended June 30,		Increase
	2011	2012	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(1,355)	$1,355	$2,710	200%
Percentage of net loss	35%	22%

Adjustments to fair value of common stock warrant liability was $1,355 thousand for the quarter ended June 30, 2012 as compared to $(1,355) for the quarter ended June 30, 2011. The June 2012 adjustment of $1,355 thousand is comprised of an increase in common stock warrant liability of $1,428 for the May 2011 warrants and a decrease in common stock warrant liability of $73 for the June 2012 warrants. We used the Black-Scholes valuation model to calculate the fair value of the May 2011 and the June 2012 warrants. For the three months ended June 30, 2011, we used the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. Because the closing price of our common stock on June 30, 2011 of $2.10 per share was lower than the September 30, 2010 closing price of $21.20, we decreased the fair value of the August 2010 warrant liability by $237 thousand. On December 1, 2011, the remaining outstanding August 2010 warrants expired unexercised. The revaluation of the liability, from September 30, 2011 through the date of expiration, had no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Net Loss and Net Loss per Share

	Three Months Ended June 30,		Increase
	2011	2012	$	%
	(in thousands)
Net loss	$(3,974)	$(6,051)	$2,077	52%
Net loss per share	$(0.48)	$(0.52)

Net loss was $6.1 million, or $(0.52) per share, for the three months ended June 30, 2012 compared to $4.0 million, or $(0.48) per share, for the three months ended June 30, 2011. The increase in net loss was primarily attributable to the increased expenses, described. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2012

Revenue. We did not recognize any revenue during the nine months ended June 30, 2011 or 2012.

Research and Development Expenses

	Nine Months Ended June 30,		Decrease
	2011	2012	$	%
	(in thousands)
Research and Development	$11,349	$7,952	$3,397	30%
Percentage of net loss	77%	53%

Research and development expenses were $8.0 million for the nine months ended June 30, 2012, a decrease of $3.4 million, or 30%, from $11.3 million for the nine months ended June 30, 2011. The decrease was principally the result of the net effect of the following:

•

we purchased $2.4 million of RHI in the nine months ended June 30, 2011 but none in the nine months ended June 30, 2012, as a result of renegotiating our supply agreement;

•

we incurred a one-time severance charge of $1.4 million in the nine months ended June 30, 2011 as a result of the retirement of our Chief Scientific Officer, a charge that did not recur in the nine months ended June 30, 2012;

•

personnel expenses declined by $0.7 million primarily as a result of a reduction in force implemented in January 2011; and

•

in December 2010, we were awarded a one-time grant of $1.2 million under the Internal Revenue Service’s therapeutic discovery tax credit program, which we treated as a reduction in research and development expenses for the nine months ended June 30, 2011.

Research and development expenses for the nine months ended June 30, 2011 and 2012 include $1.6 million and $0.6 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

General and Administrative Expenses

	Nine Months Ended June 30,		Decrease
	2011	2012	$	%
	(in thousands)
General and Administrative	$7,264	$5,626	$1,638	23%
Percentage of net loss	49%	38%

General and administrative expenses were approximately $5.6 million for the nine months ended June 30, 2012, a decrease of $1.6 million, or 23%, from $7.3 million for the nine months ended June 30, 2011. This decrease is principally attributable to decreased personnel and stock-based compensation expenses of $1.4 million, as a result of the reduction in force implemented in January 2011, and a decrease of $0.2 million in depreciation, as a result of assets becoming fully depreciated. General and administrative expenses for the nine months ended June 30, 2011 and 2012 include $2.3 million and $0.9 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income

	Nine Months Ended June 30,		Increase
	2011	2012	$	%
	(in thousands)
Interest and Other Income	$30	$56	$26	87%
Percentage of net loss	—%	—%

Interest and other income was $56 thousand for the nine months ended June 30, 2012, compared to $30 thousand for the nine months ended June 30, 2011.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Nine Months Ended June 30,		Increase
	2011	2012	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(3,890)	$1,354	$5,244	135%
Percentage of net loss	26%	9%

Adjustments to fair value of common stock warrant liability was $1,354 thousand for the nine months ended June 30, 2012 as compared to ($3.9) million for the nine months ended June 30, 2011. The June 2012 adjustment of $1,354 thousand is comprised of a $1,427 increase to the May 2011 warrants and the reduction of $73 thousand to the June 2012 warrants. We used the Black-Scholes valuation model to calculate the fair value of the May 2011 and June 2012 warrants. For the nine months ended June 30, 2011, we used the Monte Carlo simulation method to calculate the fair value of the August 2010 warrants. Because the closing price of our common stock on June 30, 2011 of $2.10 per share was lower than the September 30, 2010 closing price of $21.20, we decreased the fair value of the August 2010 warrant liability by $2.5 million. On December 1, 2011, the remaining outstanding August 2010 warrants expired unexercised. The revaluation of the liability, from September 30, 2011 through the date of expiration, had no impact on the statement of operations and the common stock warrant liability associated with these warrants no longer exists.

Net Loss and Net Loss per Share

	Nine Months Ended June 30,		Decrease
	2011	2012	$	%
	(in thousands)
Net Loss	$(14,725)	$(14,868)	$1.172	1.31%
Net loss per share	$(2.06)	$(1.44)

Net loss was $14.9 million, or $(1.44) per share, for the nine months ended June 30, 2012 compared to $14.7 million, or $(2.06) per share, for the nine months ended June 30, 2011. The decrease in net loss was primarily attributable to the decreases in expenses described above.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through aggregate gross proceeds of $26.6 million from our private financing transactions that we completed prior to our initial public offering. We received an aggregate of approximately $184 million from our initial public offering in May 2007, our follow-on offering in February 2008, our registered direct offerings in August 2010 and May 2011 and our private placement in June 2012.

At June 30, 2012, we had cash and cash equivalents totaling approximately $43.7 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $11.3 million for the nine months ended June 30, 2012 and $14.9 million for the nine months ended June 30, 2011. Net cash used in operating activities for the nine months ended June 30, 2012 primarily reflects the net loss for the period, offset in part by stock-based compensation, adjustments to the fair value of warrant liability, depreciation and amortization expenses, increases in prepaid and accrued expenses and decreases in income taxes payable and accounts payable. Net cash used in operating activities for the nine months ended June 30, 2011 primarily reflects the net loss for the period, offset in part by stock-based compensation warrant liability fair value adjustment, depreciation and amortization expenses, increases in accrued expenses, prepaid expenses and income taxes payable and decreases in tax receivables and accounts payable.

Net cash provided by investing activities was $0 for the nine months ended June 30, 2012 and $5.8 million for the nine months ended June 30, 2011. Net cash provided by investing activities for the nine months ended June 30, 2011 primarily reflects the sale of marketable securities.

Net cash provided by financing activities was $16.2 million for the nine months ended June 30, 2012 and $28.2 million for the nine months ended June 30, 2011. Net cash provided by financing activities in the nine months ended June 30, 2012 primarily reflects the net proceeds of our June 2012 private placement financing. Net cash provided by financing activities in the nine months ended June 30, 2011 primarily reflects the net proceeds of the registered direct offering that we completed in May 2011.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until we file our NDA for a liquid formulation of glucagon, which we expect to occur in the first quarter of the 2014 calendar year. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate or a liquid formulation of glucagon. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

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

•

the progress, timing or success of our research and development and clinical programs for our product candidates, including data analyses of any clinical trials of an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

•

our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

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

We may receive additional proceeds from the exercise of the warrants that we issued in connection with our May 2011 registered direct offering and our June 2012 private placement, if any of those warrants are exercised for cash. Whether the warrants are exercised for cash will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the per share warrant exercise price. The warrants issued in May 2011, with an exercise price of $9.92, and June 2012, with an exercise price of $2.66, will expire on May 17, 2016 and June 26, 2017, respectively.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,228	$626	$602	$—	$—
Purchase commitments	17,050	—	4,122	8,522	4,406
Total fixed contractual obligations	$18,278	$626	$4,724	$8,522	$4,406

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

Item 4.

Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. Management believes that the resolution of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In February 2012, the Company brought action against one of its vendors, before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of an arbitration stipulation, the Company established a $1.5 million escrow account and paid $0.5 million during the quarter ended June 30, 2012, leaving an escrow balance of $1.0 million. On July 30, 2012, the Company received a judgment from the arbitrator stating that the Company is required to only pay the vendor a balance of $55 thousand, after deducting legal fees. The Company expects the remaining escrow balance of $945 thousand to be returned to it by the end of the September 30, 2012 fiscal year.

Item 1A.

Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $6.1 million and $14.9 million, respectively, for the three and nine months ended June 30, 2012. As of June 30, 2012, we had a deficit accumulated during the development stage of approximately $190.2 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. In October 2010, the FDA notified us that it would not approve our NDA for the LinjetaTM formulation unless and until we conduct two new Phase 3 clinical trials, one in Type 1 diabetes and the other in Type 2 diabetes, using the final commercial formulation of LinjetaTM, we address deficiencies with the chemistry, manufacturing and controls section of the NDA, and our primary third-party manufacturers adequately remediate facility inspection observations. In light of the extensive nature of the FDA’s comments and their feedback at a subsequent meeting in January 2011, we decided not to initiate new pivotal Phase 3 clinical trials with the formulation of LinjetaTM submitted in our NDA. We have instead commenced clinical development of new RHI-based ultra-rapid-acting insulin formulations. These alternate formulations, which include BIOD-123, generally use the same or similar excipients as the formulation of LinjetaTM submitted in our NDA, but we believe they may present improvements with regard to injection site discomfort. We have also commenced preclinical testing of ultra-rapid-acting insulin analog-based formulations and liquid formulations of glucagon that may require additional formulation development prior to moving into later stage clinical trials. We expect to continue to incur significant operating losses for at least the next several years as we may:

•

conduct preclinical studies and clinical trials to study formulations of RHI- and insulin analog-based formulations that may be associated with less injection site discomfort than the LinjetaTM formulation;

•

conduct additional formulation development work to improve the stability or other characteristics of our analog-based ultra-rapid-acting insulin formulations and liquid formulations of glucagon;

•

conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and our liquid formulations of glucagon, including one or more pivotal clinical trials required for FDA approval;

•

produce validation batches of our product candidates to support one or more NDAs;

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

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon, we may need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until we file our NDA for a liquid formulation of glucagon, which we expect to occur in the first quarter of the 2014 calendar year. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•

our ability to advance a proprietary RHI-based insulin formulation into a Phase 2 clinical trial in a timely manner, and the outcome of that trial;

•

the success of our formulation development work with an analog-based ultra-rapid-acting insulin formulation and a liquid formulation of glucagon;

•

the results of our real-time stability programs for our insulin and glucagon product candidates;

•

our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA and the degree to which we are able to clarify with the FDA related regulatory requirements;

•

our ability to conduct pivotal clinical trials or other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid formulation of glucagon;

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of LinjetaTM are not sufficient to obtain marketing approval for LinjetaTM, and we chose to advance new formulations into the clinic. Clinical trials of our first two new formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site tolerability characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation demonstrated pharmacokinetic, pharmacodynamic and injection site tolerability characteristics consistent with our target product profile in a Phase 1 clinical trial, we have generated limited real-time stability data with this formulation. If the stability profile of this product candidate is unfavorable from a commercial perspective, we may choose not to market our product, even if we are approved by the FDA to do so, or we may never generate revenues that are significant or large enough to achieve profitability.

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

We have limited experience with developing pharmaceutical preparations of glucagon.

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. We based our product development timelines for a glucagon rescue product on our assumption that we can generate the clinical data necessary to submit an NDA for such a product in a single pivotal clinical trial. As a result, although we intend to conduct at least one proof of concept clinical trial with our intended commercial formulation of a glucagon rescue product, we may not have a significant amount of additional experience working with glucagon prior to initiating a pivotal clinical trial. Additionally, we have limited experience with some of the technologies we use to stabilize our liquid glucagon formulations. Because of our limited experience, we may be unable to accurately anticipate technical challenges we may face in the development of a glucagon rescue product, and our development timelines could be delayed.

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

We have completed and released the results of our two pivotal Phase 3 clinical trials of LinjetaTM. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the LinjetaTM formulation, and we subsequently decided to advance alternate formulations, including BIOD-105, BIOD-107, BIOD-123 and BIOD-125 into the clinic and discontinued development of earlier formulations of LinjetaTM. The outcomes of preclinical testing and clinical trials of prior formulations of LinjetaTM may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy tolerability and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of ultra-rapid-acting insulin formulations or liquid glucagon formulations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and the possibility that patients may experience more injection site discomfort than they experience with competing products.

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

Our glucagon rescue product candidate is at an early stage of development. In order for us to meet our projected milestones for this program, we must obtain reliable sources of active pharmaceutical ingredient and other related materials and supplies, such as stabilizing agents, pre-filled syringes and auto-injector devices. Additionally, one of our leading candidates for a liquid formulation of glucagon uses proprietary stabilization technology supplied by a third party pursuant to a license agreement. If we do not maintain a commercial license to this technology, our efforts to commercialize a glucagon rescue product may be materially harmed.

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

Our liquid formulation of glucagon that is intended as rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. There are two approved injectable glucagon rescue kit products marketed by Eli Lilly and Company and Novo Nordisk. In addition, other development stage glucagon rescue formulations and injectors may be approved. Enject Inc. is developing an auto-injection pen that integrates glucagon powder and a diluent into a dual chamber cartridge within the pen. Xeris Inc. is developing an auto-injection pen utilizing a highly concentrated, non aqueous glucagon formulation. Additionally, Latitude Pharmaceuticals, Inc. has announced that it has developed a stable liquid glucagon formulation using FDA-approved injectable ingredients, and AMG Medical Inc. is believed to be studying a novel formulation of glucagon in one or more clinical trials. All of these programs utilize the same active ingredient as our liquid formulation of glucagon and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly and Company is developing a glucagon analog, which may also offer advantages over our liquid formulation of glucagon.

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

•

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource to third parties a significant portion of the manufacturing required for our product candidates. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We have recently relied on the University of Iowa to manufacture our product candidates, but we do not have any commercial manufacturing agreements in place with third parties.

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of our ultra-rapid acting insulin formulations or our liquid formulation of glucagon in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

We need access to sufficient, reliable and affordable supplies of insulin, glucagon and other materials for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP. We can make no assurances that our suppliers, particularly our insulin supplier, will comply with cGMP. In addition, we do not anticipate entering into any long-term agreements to secure a supply of one or more insulin analogs in the near future.

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

We have entered into a commercial supply agreement with a third party for the supply of glucagon that we intend to use in the manufacture of our glucagon rescue product candidate. However, we have not purchased significant quantities of glucagon from this third-party supplier and we do not anticipate doing so prior to the manufacture of validation batches of a proposed commercial product. Additionally, we have agreed to purchase an excipient used to stabilize one of our glucagon rescue candidate formulations from a third-party that has licensed its proprietary stabilization technologies to us. If this third-party is unable to supply us with sufficient quantities of the stabilizing excipient, our development program for a liquid formulation of glucagon may be materially harmed.

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

We believe our ultra-rapid acting insulin formulations and our liquid formulation of glucagon for use as a rescue product qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin and glucagon, this may enable us to avoid having to submit certain types of data and studies that are required in full NDAs and instead submit an NDA under Section 505(b)(2). The FDA has not published any guidance that specifically addresses an NDA for an insulin or glucagon product candidate under Section 505(b)(2). We are not aware of any insulin product that has been approved pursuant to an NDA under Section 505(b)(2). If the FDA determines that NDAs under Section 505(b)(2) are not appropriate and that full NDAs are required for our product candidates, we would have to conduct additional studies, provide additional data and information, and meet additional standards for approval. The time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase. This would require us to obtain substantially more funding than previously anticipated which could significantly dilute the ownership interests of our stockholders. Even with this investment, the prospect for FDA approval may be significantly lower. If the FDA requires full NDAs for our product candidates or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

In November 2011, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the Nasdaq Global Market’s $1.00 per share minimum bid price requirement for thirty consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable cure periods, our common stock would be delisted. As part of our steps to regain compliance with Nasdaq listing requirements, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market on May 11, 2012. In addition, we effected a one-for-four reverse split of our common stock on June 11, 2012. On June 26, 2012, we were informed by the Nasdaq staff that we had regained compliance with the applicable listing requirements because the closing bid price of our common stock was at $1.00 per share or greater for at least 10 business days.

Following the reverse stock split, the lowest trading price for our common stock was $2.19 per share and the last reported sale price of the common stock on August 13, 2012 was $2.97 per share. However, the reverse stock split may not prevent the price of our common stock from dropping below the Nasdaq minimum bid price requirement in the future. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.

Our outstanding warrants may be exercised, and our outstanding shares of preferred stock may be converted, in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

As a result of our May 2011 registered direct offering and June 2012 private placement, we have outstanding warrants to purchase 2,256,929 shares of our common stock at $9.92 per share and 2,749,469 shares of our common stock at $2.66 per share. The $9.92 per share warrants expire in May 2016 and the $2.66 per share warrants expire in June 2017. We also have outstanding shares of series A convertible preferred stock that are convertible into 453,486 shares of common stock and shares of series B preferred stock that are convertible into 3,605,607 shares of common stock. The exercise of these warrants for, or the conversion of shares of series A preferred stock or series B preferred stock into, shares of common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Risks Related to our June 2012 Private Placement

The number of shares of our common stock outstanding has increased substantially as a result of our June 2012 private placement, and some of the purchasers in the private placement beneficially own significant blocks of our common stock; the securities that we issued in the private placement will be generally available for resale in the public market upon registration under the Securities Act of 1933, as amended, or the Securities Act.

In June 2012, we completed our 2012 private placement of an aggregate of 4,250,020 shares of our common stock, 3,605,607 shares of our series B preferred stock and warrants to purchase an aggregate of 2,749,469 shares of our common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the 2012 private placement. Some of the purchasers in the private placement will have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Pursuant to the securities purchase agreement that we entered into with the purchasers in the 2012 private placement, we filed with the Securities and Exchange, or the SEC, a registration statement to register the resale of the shares of common stock and series B preferred stock issued and sold in the private placement, the shares of common stock issuable upon conversion of the series B preferred stock issued and sold in the private placement, and the shares of common stock issuable upon exercise of the warrants issued and sold in the private placement. Upon such registration, these securities will become generally available for immediate resale in the public market. The market price of our common stock could fall as a result of an increase in the number of shares available for sale in the public market.

If we do not obtain and maintain effectiveness of the registration statement, we will be required to pay certain liquidated damages, which could be material in amount.

Pursuant to the terms of the securities purchase agreement that we entered into with the purchasers in the 2012 private placement, we have agreed to pay liquidated damages to such purchasers if the registration statement we filed with the SEC, which was declared effective on August 13, 2012, is suspended or ceases to remain continuously effective as to all the securities for which it is required to be effective. We refer to such an event as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay liquidated damages to each purchaser in cash in an amount equal to 1% of the aggregate purchase price paid by each such purchaser in the private placement, up to a maximum of 8% of such aggregate purchase price. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

Item 6.

Exhibits

Exhibit No.	Description

3.01	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-140504))

3.02	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

3.03

Certificate of Amendment to Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)

3.04	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report of Form 8-K filed on June 27, 2012)

4.01	Form of Warrant issued in the Registrant’s June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012)

10.01*	License Agreement, effective as of June 8, 2012, between Aegis Therapeutics, LLC and the Registrant

10.02

Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012)

12.01	Statement re: Calculation of Ratio of Earnings to Fixed Charges and Preference Dividends

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.
Dated: August 14, 2012	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

3.01	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-140504))

3.02	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

3.03

Certificate of Amendment to Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)

3.04	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report of Form 8-K filed on June 27, 2012)

4.01	Form of Warrant issued in the Registrant’s June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012)

10.01*	License Agreement, effective as of June 8, 2012, between Aegis Therapeutics, LLC and the Registrant

10.02

Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012)

12.01	Statement re: Calculation of Ratio of Earnings to Fixed Charges and Preference Dividends

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.