Form 10-Q/A
period 2012-06-30
Biodel Inc
filed 2012-09-12
CIK 1322505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-33451

_________________________

BIODEL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	No. 90-0136863 (I.R.S. Employer Identification No.) 06810 (Zip Code)

(203) 796-5000
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of July 31, 2012 there were 13,982,826 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Biodel Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the eXtensible Business Reporting Language (XBRL) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify, restate or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits.

*31.01

Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.02

Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS

XBRL Instance Document

**101.SCH

XBRL Taxonomy Extension Schema Document

**101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB

XBRL Taxonomy Extension Label Linkbase Document

**101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with Biodel Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.
** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2012	BIODEL INC. /s/ Gerard Michel Gerard Michel, Chief Financial Officer, VP Corporate Development, and Treasurer

Exhibit Index

*31.01

Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.02

Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS

XBRL Instance Document

**101.SCH

XBRL Taxonomy Extension Schema Document

**101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB

XBRL Taxonomy Extension Label Linkbase Document

**101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with Biodel Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.
** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.