Form 10-K
period 2012-09-30
Biodel Inc
filed 2012-12-21
CIK 1322505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33451

BIODEL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0136863 (I.R.S. Employer Identification No.)

100 Saw Mill Road Danbury, CT (Address of Principal Executive Offices)	06810 (Zip Code)

Registrant’s telephone number, including area code
(203) 796-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐      No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was $23 million based on the last sales price at which the common stock was last sold on the NASDAQ Capital Market on March 31, 2012.

The number of shares outstanding of the registrant’s common stock, as of November 30, 2012 was 14,177,220.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, or the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2012, for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2013 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

BIODEL INC.
INDEX TO REPORT ON FORM 10-K

		Page
	PART I
Item 1:	Business	3
Item 1A:	Risk Factors	16
Item 1B:	Unresolved Staff Comments	35
Item 2:	Properties	35
Item 3:	Legal Proceedings	35
Item 4:	Mine Safety Disclosure	35

	PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6:	Selected Financial Data	38
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8:	Financial Statements and Supplementary Data	53
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	53
Item 9A:	Controls and Procedures	54

	PART III
Item 10:	Directors, Executive Officers and Corporate Governance	55
Item 11:	Executive Compensation	55
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item 13:	Certain Relationships and Related Transactions, and Director Independence	55
Item 14:	Principal Accountant Fees and Services	55

	PART IV
Item 15:	Exhibits, Financial Statement Schedules	55
EX-3.5
EX-10.19
EX-10.20
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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•	the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to complete our Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, in a timely manner and the outcome of that trial;

•	the success of our formulation development work to improve the stability, pharmacokinetic and pharmacodynamic characteristics of our ultra-rapid-acting insulin analog-based formulations;

•	our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence clinical trials of that formulation;

•	the results of our real-time stability programs for our insulin and glucagon product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•	our ability to accurately anticipate technical challenges we may face in the development of a glucagon rescue product candidate;

•	our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•	the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

PART I

ITEM 1: BUSINESS

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these formulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing liquid glucagon formulations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia.

An earlier RHI-based formulation known as LinjetaTM (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for LinjetaTM could not be approved in its submitted form and that we should conduct two new Phase 3 clinical trials using our preferred commercial formulation of LinjetaTM prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback that the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to identify an RHI-based formulation with pharmacokinetic and pharmacodynamic profiles similar to the LinjetaTM formulation, but with improved injection site toleration characteristics. These earlier stage clinical trials evaluated the pharmacokinetic, pharmacodynamic and injection site toleration profiles of our product candidates relative to Humalog®, a rapid-acting insulin analog.

In September 2011, we announced that two newer formulations, BIOD-105 and BIOD-107, did not demonstrate our target profile in Phase 1 clinical trials. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top line results from that trial in April 2012. Both BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and toleration profiles. Based on our assessment of these two formulations, we selected BIOD-123 as our lead RHI-based product candidate, and in the third calendar quarter of 2012, we began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In May 2012, we selected two insulin analog-based formulations, BIOD-238 and BIOD-250, to evaluate in a Phase 1 clinical trial. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. We began enrolling patients in the Phase 1 clinical trial in the third calendar quarter of 2012. This trial, which is being conducted in Australia, is designed to compare the pharmacokinetic and injection site toleration profiles of these formulations relative to a rapid-acting mealtime insulin analog. We expect to announce top-line results from this clinical trial in the first calendar quarter of 2013. In parallel with the Phase 1 clinical trial of BIOD-238 and BIOD-250, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations.

In addition to our ultra-rapid-acting insulin formulation program, we are developing a liquid glucagon formulation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. To date, we have not selected a lead formulation to advance into clinical trials. We are continuing to conduct preclinical testing to develop formulations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue treatment product to be commercially successful.

Diabetes and Insulin Therapy Overview

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

Even before any other symptoms are present, one of the first effects of Type 2 diabetes is the loss of the meal-induced first-phase insulin release. In the absence of the first-phase insulin release, the liver will not receive its signal to stop making glucose. As a result, the liver will continue to produce glucose at a time when the body begins to absorb new glucose through the digestion of the meal, and the blood glucose level of patients with diabetes rises too high after eating, a condition known as hyperglycemia. Hyperglycemia causes glucose to attach unnaturally to certain proteins in the blood, interfering with these proteins’ ability to perform their normal function of maintaining the integrity of the small blood vessels. With hyperglycemia occurring after each meal, the tiny blood vessels eventually break down and leak. The long-term adverse effects of hyperglycemia include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, potentially requiring amputation of the extremities.

Patients with diabetes, particularly those with Type 1 diabetes, are also at risk for abnormally low levels of blood glucose, known as hypoglycemia, that can result from excessive insulin between meals. Hypoglycemia can result in loss of mental acuity, confusion, increased heart rate, hunger, sweating and faintness. At very low glucose levels, hypoglycemia can result in loss of consciousness, coma and even death. According to the American Diabetes Association, or ADA, patients with Type 1 diabetes have a serious hypoglycemic event approximately once per year, many of which require hospital emergency room visits.

Insulin Therapy and Its Limitations

Because patients with Type 1 diabetes produce no insulin, the primary treatment for Type 1 diabetes is daily intensive insulin therapy. The treatment of Type 2 diabetes typically starts with management of diet and exercise. Although helpful in the short-term, treatment through diet and exercise alone is not an effective long-term solution for the vast majority of patients with Type 2 diabetes. When diet and exercise are no longer sufficient, treatment commences with various non-insulin oral medications. These oral medications act, in part, by increasing the amount of insulin produced by the pancreas, by increasing the sensitivity of insulin-responsive cells, by reducing the glucose output of the liver or by some combination of these mechanisms. These treatments are limited in their ability to manage the disease effectively and generally have significant side effects, such as weight gain. Because of the limitations of non-insulin treatments, many patients with Type 2 diabetes deteriorate over time and eventually require insulin therapy to support their metabolism.

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

One of the key improvements in insulin treatments was the introduction in the 1990s and 2000s of rapid-acting insulin analogs, such as Humalog®, NovoLog® and Apidra®. However, even with the rapid-acting insulin analogs, peak insulin levels typically occur within 50 to 70 minutes following the injection. Because the rapid-acting insulin analogs do not adequately mimic the first-phase insulin release, diabetic patients using insulin therapy continue to have inadequate levels of insulin present at the initiation of a meal and too much insulin present between meals. This lag in insulin delivery can result in hyperglycemia early after meal onset. Furthermore, the excessive insulin between meals may result in hypoglycemia.

Glucagon Rescue Treatment and Its Limitations

Hypoglycemia is often treated by the oral administration of carbohydrates, such as orange juice or glucose tablets. However, in the case of severe hypoglycemia, the patient often experiences neurologic compromise, such as loss of consciousness or seizure. In these emergency cases, it is typically unsafe for carbohydrates to be administered by mouth and the patient requires the assistance of another person. In such cases, an injection of glucagon can be administered to help quickly raise the patient’s blood glucose concentration.

Glucagon, like insulin, is a hormone secreted by the pancreas. Glucagon opposes the action of insulin by promoting the breakdown of glycogen into glucose in the liver, thereby raising the levels of blood glucose. Although glucagon injections are useful in treating severe hypoglycemia, glucagon is inherently unstable in a liquid solution. Therefore, injectable glucagon for the treatment of severe hypoglycemia is currently available only as a rescue kit consisting of a vial containing a dry powder of glucagon and a syringe containing a liquid solution. To administer glucagon with this kit, the liquid solution must first be injected into the vial with the dry powder and then drawn back into the syringe. After the glucagon powder is dissolved, it is injected into the patient. In order to properly administer the glucagon, a caregiver must follow this multi-step process in a situation typically made challenging by the patient’s condition.

Our Development of Ultra-Rapid-Acting Insulin Formulations

Our proprietary ultra-rapid-acting insulin formulations are designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. One of the key features of our formulation technology is that it allows the RHI or insulin analog to disassociate, or separate, from the six molecule, or hexameric, form to the single molecule, or monomeric, form and inhibits re-association to the hexameric form. We believe that by favoring the monomeric form, our formulations may allow for more rapid delivery of insulin into the blood because insulin in the form of a single molecule is absorbed more efficiently into the bloodstream. Based upon our preclinical and clinical data, we believe our RHI- and insulin analog-based formulations may produce a profile of insulin levels in the blood that is preferable to the profile typically observed when using the currently marketed “rapid-acting” insulin analogs.

Clinical Trials of LinjetaTM

We have conducted Phase 1, Phase 2 and Phase 3 clinical trials comparing the performance of our LinjetaTM formulation of RHI to either Humulin® R, which is a branded formulation of RHI, or Humalog®,

which is one of the largest selling rapid-acting insulin analogs in the United States. In our Phase 1 and Phase 2 clinical trials, we observed that the LinjetaTM formulation was more rapidly absorbed than Humulin® R or Humalog®. Accordingly, we believe that our ultra-rapid acting formulations better simulate the natural first-phase insulin release in response to a meal that would be typical of healthy individuals.

We completed our two pivotal Phase 3 clinical trials of LinjetaTM in July 2008. Our pivotal Phase 3 clinical trials were open-label, parallel group, randomized trials conducted at centers in the United States, Germany and India. The trials were designed to compare the efficacy and safety of LinjetaTM to Humulin® R. One of the trials tested LinjetaTM in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. We enrolled more than 400 patients in each trial for a six month treatment period. Approximately one-half of the patients in each trial were treated with LinjetaTM and the remainder with Humulin® R. The primary objective of the trials was to determine if LinjetaTM was not inferior to Humulin® in the management of blood glucose levels, as measured by the mean change in patients’ glycosylated hemoglobin, or HbA1c, levels from baseline to the end of the trial. HbA1c levels are a measure of patients’ average blood glucose levels over a period of approximately 3 months. HbA1c is the FDA’s preferred endpoint for diabetes trials. Predefined secondary endpoints in the trials included rates of mild and moderate and severe hypoglycemic events, and changes in body weight. Approximately 400 patients with Type 1 and Type 2 diabetes who completed the pivotal Phase 3 clinical trials elected to participate in a long term safety extension trial in which all patients were treated with LinjetaTM as their mealtime insulin. The last patient visit in the extension trial was in February 2010.

In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market LinjetaTM as a treatment for diabetes. In November 2010, the FDA issued a complete response letter requesting additional information regarding our NDA for LinjetaTM. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection. The FDA requested that we conduct two new Phase 3 clinical trials using our preferred commercial formulation of LinjetaTM, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes prior to resubmitting the NDA.

Development of Additional RHI- and Insulin Analog-Based Formulations

Based upon the complete response letter and subsequent feedback that the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. After reviewing the results of a Phase 1 clinical trial of two newer formulations, BIOD-105 and BIOD-107, we determined that the overall pharmacokinetic and pharmacodynamic profiles of these formulations did not demonstrate our target product profile. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top-line results from that trial in April 2012. We determined that both formulations achieved our target pharmacokinetic, pharmacodynamic and toleration profiles.

The Phase 1 clinical trial of BIOD-123 and BIOD-125 evaluated the pharmacokinetic, pharmacodynamic and injection site toleration profiles of these product candidates relative to Humalog®, a rapid-acting insulin analog. The objective of the clinical trial was to identify an RHI-based formulation with pharmacokinetic and pharmacodynamic profiles similar to the LinjetaTM formulation, but with improved injection site toleration characteristics. The clinical trial was a single-center, randomized, double-blind, three-period crossover trial in 12 patients with Type 1 diabetes. Each study drug was administered subcutaneously on separate days with a washout period between injections. In the Phase 1 clinical trial, absorption rates of BIOD-123 and BIOD-125 were significantly faster than that of Humalog® as indicated by 64% and 54% reductions, respectively, in mean times to half maximal insulin concentrations (p < 0.001 for both BIOD-123 and BIOD-125 compared to Humalog®). Both RHI-based formulations and Humalog® were well tolerated, with injection site toleration generally perceived by patients to be similar to that of their usual mealtime injections used at home. As measured on a 100 mm visual analog scale, or VAS, in which 100 mm is defined as the worst possible injection discomfort, local toleration was not significantly different for BIOD-123 compared to Humalog® (BIOD-123 mean VAS 3.6 ± 2.1 mm, Humalog® 1.8 ± 1.1 mm, p=NS). The VAS score for BIOD-125 was slightly higher as compared to Humalog® (mean VAS 6.8 ± 2.9 mm, p < 0.05).

In the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In May 2012, we selected two insulin analog-based formulations, BIOD-238 and BIOD-250, to evaluate in a Phase 1 clinical trial. We formulated BIOD-238 and BIOD-250 by adding our proprietary combination of excipients to a marketed presentation of a rapid-acting insulin analog. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. We began enrolling patients in the Phase 1 clinical trial of BIOD-238 and BIOD-250 in the third calendar quarter of 2012. This trial, which is being conducted in Australia, is designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to the rapid-acting insulin analog on which the formulations were based. The trial is a single-center, randomized, double-blind, three-period crossover trial in approximately 12 patients with Type 1 diabetes.

We expect to announce top-line results from the Phase 1 clinical trial of BIOD-238 and BIOD-250 in the first calendar quarter of 2013. Even if the results of this trial are positive, we do not expect to study these formulations in additional clinical trials, including multiple injection Phase 2 clinical trials, because they were formulated by adding our proprietary excipients to a marketed presentation of an insulin analog and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, in parallel with the Phase 1 clinical trial of BIOD-238 and BIOD-250, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations. We are also developing formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

Our Development of a Liquid Glucagon Formulation

We believe that the complexity of the currently available rescue kits and the training required for proper administration of glucagon using those kits has resulted in the underuse of glucagon as a rescue treatment for diabetes patients experiencing severe hypoglycemia. We also believe that the development of a more stable form of liquid glucagon can overcome the limitations resulting from the rescue kits containing a dry powder of glucagon. Accordingly, we are using our formulation technologies to develop a liquid glucagon formulation that does not require reconstitution and could, therefore, be administered using a pre-filled syringe in an autoinjector or similar device.

To date, we have not selected a lead formulation to advance into clinical trials. We are continuing to conduct preclinical testing to develop formulations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue product to be commercially successful.

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

United States Government Regulation

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the United States under the FFDCA and other statutes and implementing regulations. We intend to seek FDA approval for our product candidates in an NDA, and not under an application submitted for approval as a biologic under the Public Health Service Act. The process required by the FDA before a drug product candidate may be marketed in the United States under an NDA generally involves the following:

•	completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	for some products, performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of an NDA, and the acceptance for filing of the NDA by the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and other animal studies. The results of nonclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after an IND is submitted. The IND also includes one or more protocols for the initial clinical trial or trials and an investigator’s brochure. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the proposed clinical trials as outlined in the IND and places the clinical trial on a clinical hold. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. Clinical trial holds also may be imposed at any time before or during studies due to safety concerns or non-compliance with regulatory requirements. An independent institutional review board, or IRB, monitors the clinical centers proposing to conduct the clinical trial and must review and approve the plan for any clinical trial before it commences. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form signed by the trial participants and must monitor the study until completed.

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

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap, or be combined.

•	Phase 1 clinical trials typically involve the initial introduction of the product candidate into human volunteers. In Phase 1 clinical trials, the product candidate is typically tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

•	Phase 2 clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the product candidate for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

•	Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. The size of Phase 3 clinical trials depends upon clinical and statistical considerations for the product candidate and proposed indications, but sometimes can include several thousand patients. Phase 3 clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

Clinical testing must satisfy extensive FDA regulations. Reports detailing the status of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted for serious and unexpected adverse events. Success in early stage clinical trials does not assure success in later stage clinical trials. The FDA, an IRB or we may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

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

Section 505(b)(2) NDAs. There are three types of drug registration applications: the full NDA, the abbreviated NDA, which is used for generic drug applications, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. A full NDA is submitted under Section 505(b)(1) of the FFDCA and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies conducted by the applicant than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Because we are developing new formulations of previously approved chemical entities, such as insulin and glucagon, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The

FDA may not agree that our product candidates are approvable pursuant to Section 505(b)(2) NDAs. There is no specific guidance available for Section 505(b)(2) NDAs for insulin or glucagon. In addition, while there is precedent for a glucagon product being approved under a Section 505(b)(2) NDA, we are not aware of any insulin product that has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our product candidates might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

If the Section 505(b)(2) NDA applicant provides a certification to the effect of clause (4), referred to as a paragraph IV certification, the applicant also must send notice of the certification to the patent owner and the holder of the NDA for the reference drug. The filing of a patent infringement lawsuit within 45 days of the receipt of the notification may prevent the FDA from approving the Section 505(b)(2) NDA for 30 months from the date of the receipt of the notification unless a court determines that a longer or shorter period is appropriate because either party to the action failed to reasonably cooperate in expediting the action. However, the FDA may approve the Section 505(b)(2) NDA before the 30 months have expired if a court decides that the patent is invalid, unenforceable, or not infringed, or if a court enters a settlement order or consent decree stating the patent is invalid or not infringed.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged in court, the FDA may be required to change its interpretation of Section 505(b)(2) which could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit. The pharmaceutical industry is highly competitive, and it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. Moreover, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

Marketing Exclusivity. Marketing exclusivity provisions under the FFDCA can delay the submission or the approval of Section 505(b)(2) NDAs, thereby delaying a product approved under Section 505(b)(2) from entering the market. The FFDCA provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, meaning that the FDA has not previously approved any other drug containing the same active moiety. This exclusivity generally prohibits the submission of a Section 505(b)(2) NDA for any drug product containing the active moiety during the five-year exclusivity period. However, submission of a Section 505(b)(2) NDA that certifies that a listed patent is invalid, unenforceable, or will not be infringed, as discussed above, is permitted after four years. In that case, if a patent infringement lawsuit is brought within 45 days after such certification, FDA approval of the Section 505(b)(2) NDA may automatically be stayed until 7.5 years after the NCE approval date. The FFDCA also provides three years of marketing exclusivity for the approval of new and supplemental NDAs for product changes, including, among other things, new indications, dosage forms, routes of administration or strengths of an existing drug, or for a new use, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Five-year and three-year exclusivity will not delay the submission or approval of another full NDA; however, as discussed above, an applicant submitting a full NDA under Section 505(b)(1) would be required to conduct or obtain a right of reference to all of the preclinical and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Section 505(b)(2) NDAs are similar to full NDAs filed under Section 505(b)(1) in that they are entitled to any of these forms of exclusivity if they meet the qualifying criteria. They also are entitled to the patent protections described above, based on patents that are listed in the FDA’s Orange Book, in the same manner as patents claiming drugs and uses approved for NDAs submitted as full NDAs.

Other Regulatory Requirements. Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including cGMP. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

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

Competition

The pharmaceutical industry is characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs and drug formulations that target endocrine disorders. If approved, our product candidates will compete against many products with similar indications.

If approved, the primary competition for our ultra-rapid-acting insulin formulations will be rapid-acting mealtime injectable insulins such as Humalog®, which is marketed by Eli Lilly, NovoLog®, which is marketed by Novo Nordisk, and Apidra®, which is marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of mealtime insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates should any be approved.

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials either in late 2012 or early 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind’s product candidate was not approved by the FDA and MannKind is currently conducting two additional Phase 3 clinical trials. MannKind has announced that it plans to resubmit a revised NDA in the third quarter of 2013. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A liquid glucagon formulation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as an auto-injector device that integrates glucagon powder and a diluent into a dual chamber cartridge within that device and an auto-injector utilizing a concentrated, non-aqueous glucagon formulation. In addition, other companies with expertise in protein stabilization have announced that they have developed a stable liquid glucagon formulation using FDA-approved injectable ingredients. We believe that at least one of these formulations of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active ingredient as the liquid glucagon formulations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly is developing a glucagon analog, which may also offer advantages over our liquid glucagon formulations.

Intellectual Property and Proprietary Technology

The technologies for our ultra-rapid-acting insulin formulations have been developed exclusively by our employees, without input from third parties.

In October 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing our ultra-rapid-acting insulin formulations. If all maintenance fees are paid, the patent will expire no earlier than January 2026. In addition, a related European Patent, EP 1 740 154, was granted in June 2009 and expires in March 2025 in the designated countries if all annuity fees are paid. Two additional European applications on this technology, EP2319500 and EP2106790, have been allowed. Related applications have been granted in Australia, Canada and Japan. Additional applications with claims directed to formulations containing insulin, insulin derivatives or analogs are currently pending in the U.S. and foreign patent offices.

Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued.

The individual active and inactive ingredients in our ultra-rapid-acting insulin formulations and our liquid glucagon formulations have been known and used for many years and, therefore, are no longer subject to patent protection, except in proprietary combinations. Accordingly, our patent and pending applications are directed to the particular formulations of these ingredients in our products, and to their use. Although we believe our formulations and their uses are or will be patented and provide a competitive advantage, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

In June 2012, we entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that we are using in the development of our liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to our liquid glucagon formulations in jurisdictions that we may designate from time to time.

We require our employees and consultants to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Manufacturing

We do not have the facilities required to manufacture our product candidates for use in clinical trials. Therefore, we intend to manufacture our product candidates by contracting with third parties that operate manufacturing facilities in accordance with cGMP.

We have contracted with N.V. Organon, a global producer of insulin, to supply us with all of the insulin that we will need for the testing and manufacturing of our RHI-based formulations. Our agreement with N.V. Organon will terminate in June 2018. We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of our proprietary RHI-based formulations, as well as support the commercial launch of the product if approved by the FDA.

With regard to our insulin analog-based formulations, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as the active pharmaceutical ingredient in our proprietary formulations. In addition, we have conducted some development work and all of our clinical trials of our insulin analog-based formulations by combining our proprietary excipients with a marketed presentation of an insulin analog.

We have entered into a commercial supply agreement with a third party for the supply of the glucagon that we intend to use in the manufacture of our liquid glucagon formulations.

Sales and Marketing

We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates.

Employees

At September 30, 2012 we had 36 full time-employees who perform services for us on a regular basis. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2012:

Name	Age	Position
Dr. Errol B. De Souza	59	President and Chief Executive Officer
Gerard Michel	49	Chief Financial Officer
Dr. Alan Krasner	49	Chief Medical Officer
Paul Bavier	40	General Counsel and Secretary
Erik Steiner	46	Vice President, Operations

Dr. De Souza joined our management and board of directors in March 2010. Dr. De Souza has over two decades of experience in the biopharmaceutical industry. From March 2009 until March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a privately.held biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president, chief executive officer and a director of Synaptic Pharmaceuticals Corporation, a publicly traded biopharmaceutical company that was acquired by H. Lundbeck A/S in March 2003. Dr. De Souza is a member of the board of directors of each of the following publicly traded companies: Bionomics Ltd. and Targacept, Inc. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he received his postdoctoral fellowship in neuroscience from The Johns Hopkins University School of Medicine.

Mr. Gerard Michel joined our company in November 2007 as Chief Financial Officer, Vice President of Corporate Development and Treasurer. From October 2003 to November 2007, Mr. Michel served as Chief Financial Officer and from April 2006 to November 2007, Vice President, Corporate Development of NPS Pharmaceuticals, a publicly traded biopharmaceutical company. From June 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm Booz-Allen & Hamilton. From 1988 to 1995, Mr. Michel held various licensing, sales and product management roles at Lederele Labs and Wyeth. Mr. Michel received an MBA and B.S. from The University of Rochester, and an M.S., in Microbiology from The University of Rochester School of Medicine and Dentistry.

Dr. Alan Krasner joined our company in May 2008 as Chief Medical Officer. From 2002 to 2008, Dr. Krasner served as Director in the Department of Clinical Research Metabolic Diseases at Pfizer Global Research and Development where he was responsible for the design, execution, clinical analysis, and reporting of multiple, global clinical trials supporting registration of late stage drug candidates. Dr. Krasner currently serves as a consulting physician at the Joslin Diabetes and Endocrinology Center of the Lawrence and Memorial Hospital in New London, Connecticut. Dr. Krasner holds a B.S. from the Medical Education Honors Program at Northwestern University and an M.D. from Northwestern University Medical School. He completed his residency at Johns Hopkins Hospital in internal medicine and subsequently completed his fellowship at Johns Hopkins Hospital in endocrinology and metabolism.

Mr. Paul Bavier has served as our General Counsel and Secretary since December 2008. From October 2007 to December 2008, Mr. Bavier served as our Deputy General Counsel. From November 2004 to October 2007, Mr. Bavier served as Assistant General Counsel at Gerber Scientific, Inc. Mr. Bavier began his legal career as an associate in the corporate law department of Ropes & Gray LLP in Boston. He holds a B.A. from Middlebury College and a J. D. from the University of Michigan Law School.

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

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $20.7 million for the fiscal year ended September 30, 2012. As of September 30, 2012, we had a deficit accumulated during the development stage of approximately $196.1 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior LinjetaTM formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, and our liquid glucagon formulations.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•	conduct clinical trials to study formulations of RHI- and insulin analog-based ultra-rapid-acting formulations that may be associated with less injection site discomfort than the LinjetaTM formulation;

•	conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations and our liquid glucagon formulations, or purchase rights related to proprietary technologies that are compatible with our formulations;

•	conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and a liquid glucagon formulation, including one or more pivotal clinical trials required for FDA approval of the NDAs;

•	produce validation batches of our product candidates to support one or more NDAs;

•	conduct additional work necessary to support an NDA for a liquid glucagon formulation, including conducting toxicology studies and human factor studies using the intended commercial presentation;

•	conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of one or more insulin pen and glucagon auto-injector devices intended for use with our product candidates;

•	purchase active pharmaceutical ingredients and other materials consistent with our existing contractual obligations; and

•	conduct clinical development of our other product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including developing proprietary insulin and glucagon formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics and then successfully completing preclinical testing and clinical trials for these formulations, obtaining regulatory approval for these formulations and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting insulin formulation or a liquid glucagon formulation, we may need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to complete our Phase 2 clinical trial of BIOD-123 in a timely manner and the outcome of that trial;

•	the success of our formulation development work to improve the stability, pharmacokinetic and pharmacodynamic characteristics of our ultra-rapid-acting insulin analog-based formulations;

•	our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence clinical trials of that formulation;

•	the results of our real-time stability programs for our insulin and glucagon product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•	our ability to accurately anticipate technical challenges that we may face in the development of a glucagon rescue product candidate;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•	the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of LinjetaTM were not sufficient to obtain marketing approval for the LinjetaTM formulation, and we chose to advance new formulations into the clinic. Clinical trials of our first two new formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation, demonstrated pharmacokinetic, pharmacodynamic and injection site toleration characteristics consistent with our target product profile in a Phase 1 clinical trial, we have generated limited real-time stability data with this formulation.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, we cannot assure you that our program to advance RHI- or insulin analog-based formulations will be successful or will offer improvements over the LinjetaTM formulation that we submitted to the FDA in our NDA. Some of our formulations offer advantages in terms of injection site toleration, but may not perform as well as the LinjetaTM formulation in terms of the overall pharmacokinetic and pharmacodynamic profile. Some of our insulin analog-based formulations under development appear to be absorbed as rapidly as LinjetaTM, but are less stable in accelerated testing. For example, BIOD-238 and BIOD-250 do not demonstrate stability characteristics consistent with our target product profile. Accordingly, in parallel with the Phase 1 clinical trial of BIOD-238 and BIOD-250 we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations. We may be unable to develop new RHI- or insulin analog-based formulations with pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics that are acceptable to us, a potential strategic partner or the FDA.

Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of LinjetaTM submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of clinical trials in the United States. While BIOD-238 and BIOD 250, which are formulated by adding our proprietary excipients to a marketed presentation of an insulin analog, are currently the subject of a Phase 1 clinical trial in Australia, we expect that we would need to conduct toxicology studies before advancing our insulin analog-based formulations into a Phase 1 clinical trial in the United States.

We have limited experience with developing pharmaceutical preparations of glucagon.

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. In addition, we have limited experience with some of the technologies we use to stabilize our liquid glucagon formulations. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, we previously expected to complete the necessary development work for a liquid glucagon formulation to allow us to file an NDA for a glucagon rescue product by the end of the second calendar quarter of 2014. However, we have not, to date, selected a lead liquid glucagon formulation to advance into clinical trials, because we have not yet achieved in the preclinical studies of our prototype formulations a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue product to be commercially successful. As a result, we intend to continue our development work with our liquid glucagon formulations into the first calendar quarter of 2013. We cannot forecast when we will have, and we may never have, sufficient clinical and stability data to select a lead formulation to advance into clinical trials.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of LinjetaTM. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the LinjetaTM formulation, and we subsequently decided to advance alternate formulations, including BIOD-105, BIOD-107, BIOD-123 and BIOD-125 into the clinic and discontinued development of earlier formulations of LinjetaTM. The outcomes of preclinical testing and clinical trials of prior formulations of LinjetaTM may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy, toleration and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed rapid acting insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical development and clinical trials;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing that, with regard an RHI- or insulin analog based-formulation, the formulation is well-tolerated in chronic use;

•	establishing that, with regard to a liquid glucagon formulation for use as a rescue product, the commercial presentation can be administered effectively by patient caregivers with limited or no training;

•	establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•	launching commercial sales of the products, whether alone or in collaboration with others;

•	competition from other products; and

•	continued acceptable safety and toleration profiles of the products following approval.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until clinical data or other factors demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates are established, physicians may elect not to recommend these product candidates for a variety of reasons including the reimbursement policies of government and third-party payors, the effectiveness of our competitors in marketing their products and the possibility that patients may experience more injection site discomfort than they experience with competing products.

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

Our ultra-rapid-acting insulin formulations have not yet been shown to be clinically superior to existing rapid-acting insulin analogs. It may be difficult for us to demonstrate superiority in the future because we anticipate that the primary endpoint of any pivotal clinical trial that we might conduct with an ultra-rapid-acting insulin product candidate would be non-inferiority to the comparator drug product. In addition, we are aware of other companies with expertise in protein stabilization that are developing stable liquid glucagon formulations. If these formulations are easier to use than any product that we may develop, such as by allowing for room temperature storage, our products, even if approved by the FDA, may not achieve commercial success.

The successful development of our product candidates may depend upon our ability to collaborate with or license technology from third parties.

Our ultra-rapid-acting insulin analog-based formulations and our liquid glucagon formulations are at early stages of development. In order for us to meet our projected milestones for these programs, we must obtain reliable sources of active pharmaceutical ingredients and other related materials and supplies. Our leading candidate for a liquid glucagon formulation uses proprietary stabilization technology supplied by a third party pursuant to a license agreement. If we do not maintain a commercial license to this technology, our efforts to commercialize a glucagon rescue product may be materially harmed. We may also continue to study additional third-party proprietary stabilization technologies for use in these programs. Even if these studies are successful, we cannot assure you that we will be able to license any third-party technologies on terms that would be acceptable to us.

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

A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force may be required to educate and support these physicians. In addition, we cannot commercialize on our own any insulin analog-based formulation in the United States until 2014 at the earliest, when the patents covering the currently marketed insulin analogs first begin to expire. Therefore, our current strategy for developing, manufacturing and commercializing our product candidates includes securing collaborations with leading pharmaceutical and biotechnology companies, including those that hold patents covering the currently marketed insulin analogs. To date, we have not entered into any out-licensing collaborations with pharmaceutical or biotechnology companies. We face significant competition in seeking appropriate collaborators. In addition, collaboration agreements are complex and time-consuming to negotiate, document and implement. For all these reasons, it may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. Even if we do enter into any such collaboration, the collaboration may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We are engaged in segments of the pharmaceutical industry that are characterized by intense competition and rapidly evolving technology. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target endocrine disorders. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of mealtime insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates should any be approved.

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials either in late 2012 or early 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind’s product candidate was not approved by the FDA and MannKind is currently conducting two additional Phase 3 clinical trials. MannKind has announced that it plans to resubmit a revised NDA in the third quarter of 2013. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A liquid glucagon formulation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such an auto-injector device that integrates glucagon powder and a diluent into a dual chamber cartridge within that device and an auto-injector utilizing a concentrated, non-aqueous glucagon formulation. In addition, other companies with expertise in protein stabilization have announced that they have developed a stable liquid glucagon formulation using FDA-approved injectable ingredients. We believe that at least one of these formulations of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active ingredient as the liquid glucagon formulations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly is developing a glucagon analog, which may also offer advantages over our liquid glucagon formulations.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource to third parties all of the manufacturing required for our product candidates. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We have recently relied on the University of Iowa to manufacture our product candidates, but we do not have any commercial manufacturing agreements in place with third parties.

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

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such trials.

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of our ultra-rapid acting insulin formulations or our liquid glucagon formulation in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

We need access to sufficient, reliable and affordable supplies of insulin, glucagon and other materials, such as vials, cartridges, pre-filled syringes and, potentially, drug injection devices, for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and glucagon in accordance with cGMP. We can make no assurances that our suppliers will comply with cGMP.

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

We have entered into a commercial supply agreement with a third party for the supply of glucagon that we intend to use in the manufacture of our glucagon rescue product candidate. However, we have not purchased significant quantities of glucagon from this third-party supplier and we do not anticipate doing so prior to the manufacture of validation batches of a proposed commercial product. Additionally, we have agreed to purchase an excipient used to stabilize one of our glucagon rescue candidate formulations from a third-party that has licensed its proprietary stabilization technologies to us. If this third-party is unable to supply us with sufficient quantities of the stabilizing excipient, our development program for a liquid glucagon formulation may be materially harmed.

We have not entered into any long-term agreements for the supply of one or more insulin analogs, vials, cartridges, pre-filled syringes or injection devices, some or all of which we would need to procure in significant quantities if we were to commercialize any of our product candidates.

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

In June 2012 we entered into an agreement with Aegis to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that we are using in the development of our liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to our liquid glucagon formulations in jurisdictions that we may designate from time to time.

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

The individual active and inactive ingredients in our ultra-rapid-acting insulin formulations and our liquid glucagon formulations have been known and used for many years and, therefore, are no longer subject to patent protection, except in proprietary combinations. Accordingly, our patent and pending applications are directed to the particular formulations of these ingredients in our products, and to their use. Although we believe our formulations and their uses are or will be patented and provide a competitive advantage, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations.

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

We believe our ultra-rapid acting insulin formulations and our liquid glucagon formulation for use as a rescue product qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin and glucagon, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The FDA may not agree that our product candidates are approvable pursuant to Section 505(b)(2) NDAs. There is no specific guidance available for Section 505(b)(2) NDAs for insulin or glucagon. In addition, while there is precedent for a glucagon product being approved under a Section 505(b)(2) NDA, we are not aware of any insulin product that has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our product candidates might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged in court, the FDA may be required to change its interpretation of Section 505(b)(2) which could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit. The pharmaceutical industry is highly competitive, and it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. Moreover, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

Pursuant to the securities purchase agreement that we entered into with the purchasers in the 2012 private placement, we filed with the Securities and Exchange, or the SEC, a registration statement to register the resale of the shares of common stock and Series B preferred stock issued and sold in the private placement, the shares of common stock issuable upon conversion of the Series B preferred stock issued and sold in the private placement, and the shares of common stock issuable upon exercise of the warrants issued and sold in the private placement. Upon the effectiveness of the registration statement, these securities became generally available for resale in the public market. The market price of our common stock could fall as a result of an increase in the number of shares available for sale in the public market.

If we do not maintain effectiveness of the registration statement, we will be required to pay certain liquidated damages, which could be material in amount.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

We lease approximately 29,300 square feet of office space and laboratory facilities in Danbury, Connecticut. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 19,500 square feet of rentable office space. The lease for this office space expires July 31, 2014, subject to our right to renew the lease under the same terms and conditions for an additional seven year term. Our laboratory facilities are located at 6 and 8 Christopher Columbus Avenue, Danbury, Connecticut, in approximately 7,200 and 2,600 square feet of rentable laboratory and office space, respectively. The leases for our facilities at 6 and 8 Christopher Columbus expire in January 2013. We expect to renew these leases before they expire. Our laboratory facilities are fully equipped to perform our current drug delivery and related research and development activities.

ITEM 3.    LEGAL PROCEEDINGS

We currently are not involved in any material legal proceedings. However, from time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. Our management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

In February 2012, we brought action against one of our vendors, before the American Arbitration Association in New York relating to disputed fees charged to us for inventory storage. As part of an arbitration stipulation, we established a $1.5 million escrow account and recorded an accrual of $0.7 million towards this claim. During the quarter ended June 30, 2012, we paid $0.5 million from the escrow account to the vendor. On July 30, 2012, we received a judgment from the arbitrator stating that we were required to only pay the vendor a balance of $55 thousand, after deducting legal fees. During the quarter ended September 30, 2012, the remaining escrow balance of $1.0 million was transferred to cash and the remaining accrual of $0.2 million was reversed and recorded in research and development expense.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II-OTHER INFORMATION

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2007 through May 10, 2012, our common stock traded on the NASDAQ Global Market, and, since May 11, 2012, our common stock has traded on the NASDAQ Capital Market, in each case under the symbol “BIOD.”

The following table sets forth the high and low sale prices per share for our common stock on the applicable exchange in each of the quarters within our two most recent fiscal years. All prices shown in the table reflect the one-for-four reverse split of our outstanding common stock that we effected on June 11, 2012.

Fiscal Quarter Ended	High	Low
December 31, 2010	$21.28	$6.00
March 31, 2011	$11.88	$7.28
June 30, 2011	$10.36	$5.96
September 30, 2011	$8.52	$2.04
December 31, 2011	$3.48	$2.04
March 31, 2012	$2.96	$2.24
June 30, 2012	$4.00	$2.00
September 30, 2012	$3.82	$2.41

The closing price of our common stock, as reported on the NASDAQ Capital Market, was $2.58 on December 14, 2012.

Holders

As of November 30, 2012, the number of holders of record of our common stock was 51.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

The following table sets forth the information relating to repurchases of our equity securities during the three months ended September 30, 2012:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2012 to July 31, 2012	—	$—	—	$—
August 1, 2012 to August 31, 2012	—	—	—	—
September 1, 2012 to September 30, 2012	82,470	2.87	—	—
Total	82,470	$2.87	—	$—

(a)	These shares were not purchased as part of publicly announced plans or programs. They represent the surrender of shares to us to satisfy employee withholding tax obligations related to the vesting of stock-based compensation awards.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the statement of operations data set forth below for the three-year period ended September 30, 2012 and the balance sheet data as of September 30, 2011 and 2012 set forth below from our audited financial statements which are included in this Annual Report. We have derived the statement of operations data set forth below for the years ended September 30, 2008 and 2009 and the balance sheet data as of September 30, 2008, 2009 and 2010 set forth below from our audited financial statements, which are not included in this Annual Report. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. All share and per share amounts set forth below reflect the one-for-four reverse split of our outstanding common stock that we effected on June 11, 2012.

	Year Ended September 30,
	2008	2009	2010	2011	2012
	(In thousands, except share and per share amounts)
Statement of operations data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	32,554	32,325	26,177	13,901	12,571
Government grants	—	—	—	—	(88)
General and administrative	14,800	10,994	10,980	9,321	6,816
Total operating expenses	47,354	43,319	37,157	23,222	19,299
Other (income) and expense:
Interest and other income	(3,010)	(386)	(17)	(60)	(80)
Adjustment to fair value of common stock warrant liability	—	—	1,254	(12,611)	1,510
Loss before tax provision (benefit)	(44,344)	(42,933)	(38,394)	(10,551)	(20,729)
Tax provision (benefit)	(983)	337	(104)	41	18
Net loss	(43,361)	(43,270)	(38,290)	(10,592)	(20,747)
Net loss applicable to common stockholders	$(43,361)	$(43,270)	$(38,290)	$(10,592)	$(20,747)
Net loss per share — basic and diluted*	$(7.76)	$(7.28)	$(6.34)	$(1.36)	$(1.91)
Weighted average shares outstanding — basic and diluted*	5,597,609	5,936,650	6,040,467	7,788,741	10,882,688

	As of September 30,
	2008	2009	2010	2011	2012
	(In thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$90,283	$54,640	$28,923	$38,701	$39,050
Working capital	84,377	46,787	25,178	35,907	36,756
Total assets	97,511	59,625	32,616	41,505	41,134
Deficit accumulated during the development stage	(83,194)	(126,464)	(164,754)	(175,346)	(196,093)
Total stockholders’ equity	88,487	50,538	24,060	37,078	31,016

*	Restated for a one for four (1:4) reverse stock split effective on June 11, 2012.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these formulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing liquid glucagon formulations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia.

An earlier RHI-based formulation known as LinjetaTM (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for LinjetaTM could not be approved in its submitted form and that we should conduct two new Phase 3 clinical trials using our preferred commercial formulation of LinjetaTM prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback that the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to identify an RHI-based formulation with pharmacokinetic and pharmacodynamic profiles similar to the LinjetaTM formulation, but with improved injection site toleration characteristics. These earlier stage clinical trials evaluated the pharmacokinetic, pharmacodynamic and injection site toleration profiles of our product candidates relative to Humalog®, a rapid-acting insulin analog.

In September 2011, we announced that two newer formulations, BIOD-105 and BIOD-107, did not demonstrate our target profile in Phase 1 clinical trials. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top line results from that trial in April 2012. Both BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and toleration profiles. Based on our assessment of these two formulations, we selected BIOD-123 as our lead RHI-based product candidate, and in the third calendar quarter of 2012, we began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In May 2012, we selected two insulin analog-based formulations, BIOD-238 and BIOD-250, to evaluate in a Phase 1 clinical trial. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. We began enrolling patients in the Phase 1 clinical trial in the third calendar quarter of 2012. This trial, which is being conducted in Australia, is designed to compare the pharmacokinetic and injection site toleration profiles of these formulations relative to a rapid-acting mealtime insulin analog. We expect to announce top-line results from this clinical trial in the first calendar quarter of 2013. In parallel with the Phase 1 clinical trial of BIOD-238 and BIOD-250, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations.

In addition to our ultra-rapid-acting insulin formulation program, we are developing a liquid glucagon formulation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. To date, we have not selected a lead formulation to advance into clinical trials. We are continuing to conduct preclinical testing to develop formulations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue treatment product to be commercially successful.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2012 private placement. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $20.7 million for the year ended September 30, 2012. As of September 30, 2012, we had a deficit accumulated during the development stage of $196.1 million. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 73% and 33%, respectively, of the expenses that we have incurred since our inception.

As of September 30, 2012, we had approximately $39.1 million in cash and cash equivalents compared to $38.7 million in cash and cash equivalents as of September 30, 2011. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting insulin formulations and our liquid glucagon formulations. We anticipate that our research and development expenses for the fiscal year ending September 30, 2013 will increase as compared to the fiscal year ended September 30, 2012, as we continue to:

•	study BIOD-123 in a Phase 2 clinical trial;

•	study our ultra-rapid-acting insulin analog-based formulations in early stage clinical trials and conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations; and

•	conduct the development work necessary to select a lead formulation for our liquid glucagon rescue product candidate and commence clinical trials of that formulation.

Over the longer term, we anticipate that these expenses will increase further as we:

•	conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and a liquid glucagon formulation, including one or more pivotal clinical trials required for FDA approval of NDAs for these product candidates; and

•	purchase active pharmaceutical ingredients and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs for our ultra-rapid-acting insulin formulations, including BIOD-123, BIOD-238 and BIOD-250, and our liquid glucagon formulations. To date, we have not tracked expenses related to our product development activities on a project or program basis. Accordingly, we cannot reasonably estimate the amount of research and development expenses that we incurred with respect to each of our clinical and preclinical product candidates. However, substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

In July and September 2012, we received two National Institutes of Health (NIH) awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Year Ended September 30,
	2010	2011	2012	December 3, 2003 (Inception) to September 30, 2012
	(In thousands)
Research and development expenses:
Preclinical expenses	$2,746	$3,665	$3,974	$22,639
Manufacturing expenses	8,894	5,332	2,644	38,931
Clinical/regulatory expenses	14,537	4,904	5,953	81,130
Total	$26,177	$13,901	$12,571	$142,700

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	our ability to complete our Phase 2 clinical trial of BIOD-123 in a timely manner and the outcome of that trial;

•	the success of our formulation development work to improve the stability, pharmacokinetic and pharmacodynamic characteristics of our ultra-rapid-acting insulin analog-based formulations;

•	our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence clinical trials of that formulation;

•	the results of our real-time stability programs for our insulin and glucagon product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•	our ability to accurately anticipate technical challenges that we may face in the development of a glucagon rescue product candidate;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•	the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

A change in the outcome of any of these variables with respect to the development of ultra-rapid-acting insulin formulations or our liquid glucagon formulation, could mean a significant change in the costs and timing associated with product development.

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

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2013 will remain substantially the same as in the fiscal year ended September 30, 2012 as we continue to focus our efforts on product formulation activities and earlier stage clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials, including Phase 3 pivotal trials.

Warrant Liability

In June 2012, we issued warrants to purchase 2,749,469 shares of our common stock at an exercise price of $2.66 per share in connection with our June 2012 private placement. These warrants will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. In May 2011, we issued warrants to purchase 2,256,929 shares of our common stock at an exercise price of $9.92 per share in connection with our May 2011 registered direct offering. These warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. Under the terms of both the 2012 warrants and the 2011 warrants, if we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require us to purchase the unexercised warrants at the Black-Scholes value (as defined in the applicable warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, we recognize the 2012 and 2011 warrants as liabilities at their fair value on each reporting date.

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $4.8 million for the 2012 warrants and $9.4 million for the 2011 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model used for the 2012 warrants were remaining terms of the warrants, the common stock price of $2.97 per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0.62% and an expected volatility rate of 98%. The significant assumptions for the model used for the 2011 warrants were remaining terms of the warrants, the common stock price of $2.97 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 0.31% and an expected volatility rate of 82%. The liability for both the 2012 and 2011 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

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

In addition to the 2012 and 2011 warrants, as of June 30, 2012, we had outstanding warrants to purchase 10,415 shares of our common stock at an exercise price of $5.64. These warrants expired unexercised in July 2012.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control — subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy in fiscal year 2013.

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

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that we will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. We request cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled “Government Grants.” The corresponding expenses are included in research and development expenses. In July and September 2012, we were awarded two National Institutes of Health grants for the development of concentrated ultra-rapid-acting insulin formulations and liquid glucagon formulations, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $580 thousand each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $88 thousand during the twelve months ended September 30, 2012 and corresponding income and a receivable were recorded.

Share-Based Compensation

Stock Incentive Plan

In March 2010, our shareholders approved our 2010 Stock Incentive Plan, which we refer to as the 2010 Plan. Up to 1,350,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus 851,908 shares of common stock underlying already outstanding awards under our prior plans. In addition, on March 8, 2012, our stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock authorized for issuance under the plan solely for the purpose of allowing us to issue an aggregate of 274,192 RSUs to certain of our employees in place of discretionary cash bonuses in connection with the fiscal year ended September 30, 2011.

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

Because we lack sufficient company-specific historical and implied volatility information, we based our estimate of expected volatility on the median historical volatility of a group of publicly-traded companies that we believe are comparable to us based on the criteria set forth in ASC Topic 718-10-55-37(c) and SAB Topic 14.D, particularly line of business, stage of development, size and financial leverage. We will continue to consistently apply this process using the same companies or, if those companies become no longer comparable, other appropriately comparable companies until a sufficient amount of historical information regarding the volatility of our share price becomes available. However, we will regularly review these comparable companies, and may substitute more appropriate companies if facts and circumstances warrant a change. We use the simplified method that uses the average of (1) the weighted average vesting period and (2) the contractual life of the option, seven years, to determine the estimated term of the option. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. We estimate forfeitures based on actual forfeitures during our limited history. Additionally, we have assumed that dividends will not be paid.

For options granted to non-employees and non-directors, primarily consultants who served on our Scientific Advisory Board, we measure fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these equity investments were periodically revalued as the options were vesting and were recognized as expense over the related period of service or the vesting period, whichever was longer. We have not granted options to non-employees and non-directors since the year ending September 30, 2008. Prior to September 30, 2008, we issued to these non-employees options to purchase an aggregate of 94,278 shares of our common stock. All of these options are currently vested. For the years ended September 30, 2010, 2011 and 2012, the share-based compensation expense (income) related to these options was ($0.01) million, ($0.04) million and $0, respectively.

We grant RSUs to executive officers and employees pursuant to the 2010 Plan, from time to time. Each RSU represents one share of common stock. There is no direct cost to the recipients of RSUs, except for any applicable taxes. Except as set forth below with regard to RSUs awarded to employees in place of discretionary cash bonuses, each award vests in installments on each anniversary of the date of grant, and the costs of the awards are determined as the fair market value of the shares on the date of grant. In all cases, costs are expensed per the vesting schedule outlined in the award. For example, RSUs awarded in December 2010 vest annually over three years, with 50% vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter, and therefore are expensed 50% in the first year and 25% each year in the next two years. Except as set forth below with regard to RSUs awarded to employees in place of discretionary cash bonuses, each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration.

In March 2012, we granted RSUs to our employees in place of the discretionary cash bonuses that were established in connection with the fiscal year ended September 30, 2011. The cost of these awards was determined to be the value of the discretionary cash bonuses. These RSUs vested, and the underlying shares were distributed, on September 30, 2012. At that time, the value of the discretionary cash bonuses exceeded the fair market value of the corresponding RSUs.

For the year ended September 30, 2012, the share-based compensation expense, including expenses associated with stock options and RSUs, was $1.8 million, of which $0.7 million is reflected in research and development expenses and $1.1 million is reflected in general and administrative expenses. For the year ended September 30, 2011, the share-based compensation expense, including expenses associated with stock options and RSUs, was $5.0 million, of which $2.0 million is reflected in research and development expenses and $3.0 million is reflected in general and administrative expenses. For the year ended September 30, 2010, the share-based compensation expense was $5.6 million, of which $2.0 million is reflected in research and development expenses and $3.6 million is reflected in general and administrative expenses.

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

At September 30, 2011 and 2012, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $42.2 million and $47.9 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2012, we had net operating loss carry-forwards of approximately $54 million for U.S. federal and $110.2 million for state tax purposes. These loss carry-forwards expire between 2024 and 2032. To the extent these net operating loss carry-forwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We updated the Section 382 analysis, performed in fiscal year 2010, to incorporate the registered direct offering that we completed in May 2011. As of September 30, 2010, we performed a preliminary Section 382 analysis in connection with the registered direct offering that we completed in August 2010 and believed that an ownership change had occurred. We updated this analysis to take into account the registered direct offering that we completed in May 2011. Based on this further review, we determined that an ownership change under Section 382 occurred on May 12, 2011. We believe that approximately $55.9 million of the $106.9 million federal losses will expire unused as a result of Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2.5 million for 20 years. As of September 30, 2012, we have determined that ownership change, under Section 382, occurred as a result of the June 2012 financing and, therefore, the ability to utilize our current NOLs is further limited. To the extent our use of net operating loss carry-forwards is limited, future income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could result in decreased net income.

We also have state research and development credit carry-forwards of approximately $0.5 million, which expire commencing in fiscal 2022.

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenue.    We did not recognize any revenue during the years ended September 30, 2012 or 2011.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
Research and Development	$13,901	$12,571	$1,330	10%
Percentage of net loss	131.2%	60.6%

Research and development expenses were $12.5 million for the year ended September 30, 2012, a decrease of $1.3 million or 10%, from $13.9 million for the year ended September 30, 2011. This decrease was primarily attributable to reductions of $2.6 million in manufacturing expenses and $0.4 million in regulatory expenses. These decreases were offset in part by an increase of $1.4 million in clinical expenses related primarily to our Phase 1 clinical trial of BIOD-123 and BIOD-125 and a net increase of $0.3 million in research and development expenses related to an increase in the number of preclinical animal studies we conducted and a licensing fee paid to Aegis.

The reductions in manufacturing expenses are attributable to savings of $2.2 million as a result of renegotiating the terms of our supply agreement for RHI and $0.4 million in reduced personnel costs. The $0.4 million reduction in regulatory expenses resulted from lower professional fees for the year ended September 30, 2012, as compared to 2011, and lower stock-based compensation costs.

The research and development expenses for the twelve months ended September 30, 2011 were reduced by our receipt in January 2011 of $1.2 million in research grants under the Internal Revenue Services therapeutic tax credit program and were increased by a $1.4 million severance charge resulting from the retirement of our former Chief Scientific Officer.

Research and development expenses for the year ended September 30, 2012 include $0.7 million in stock-based compensation expense related to options granted to employees. We did not record any stock-based compensation expense for the year ended September 30, 2012 for options granted to non-employees.

In July and September 2012, we received two National Institutes of Health (NIH) awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand. For the quarter ended September 30, 2012, we reported $88 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and did not start the glucagon formulation work.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
General and Administrative	$9,321	$6,816	$2,505	27%
Percentage of net loss	88.0%	32.9%

General and administrative expenses were $6.8 million for the year ended September 30, 2012, a decrease of $2.5 million, or 27%, from $9.3 million for the year ended September 30, 2011. This decrease is attributable to reductions of $0.2 million in depreciation expense due primarily to fully depreciating our accounting software, $1.9 million in employee and non-employee director stock-based compensation expenses, and other expenses of $0.4 million. General and administrative expenses for the year ended September 30, 2012 include $1.1 million in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Increase
	2011	2012	$	%
	In thousands, except per share amounts
Interest and Other Income	$60	$80	$20	33%
Percentage of net loss	0.57%	0.39%

Interest and other income increased to $0.08 million for the year ended September 30, 2012 from $0.06 million for the year ended September 30, 2011. The increase resulted primarily from interest on the higher cash balances generated by our June 2012 private placement.

Interest Expense. For the years ended September 30, 2012 and 2011, we had no interest expense.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
Adjustments to fair value of common stock warrant liability	$(12,611)	$1,510	$14,121	112%
Percentage of net loss	119%	7%

Change in Warrant Valuation.

	Year Ended September 30,
	2011	2012	Net change
Warrant:
August 2011	$(4,169)	$—	$4,169
May 2011	(8,442)	709	9,151
June 2012	—	801	801
Total	$(12,611)	$1,510	$14,121

The change in fair value of derivative instruments-warrants of $(12,611) during the year ended September 30, 2011 was primarily a result of the decrease in the price of the common stock from $5.30 per share at September 30, 2010 to $2.16 per share at September 30, 2011. The change in fair value of derivative instruments-warrants of $1,510 during the year ended September 30, 2012 was a result of the increase in the price of the common stock from $2.16 per share at September 30, 2011 to $2.97 per share at September 30, 2012.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Increase
	2011	2012	$	%
	In thousands, except per share amounts
Net loss	$(10,592)	$(20,747)	$10,155	96%
Net loss per share	$(1.36)	$(1.91)

Net loss was $20.7 million, or $(1.91) per share, for the year ended September 30, 2012, compared to $10.6 million, or $(1.36) per share, for the year ended September 30, 2011. The increase in net loss was primarily due to an increase in adjustments to fair value of common stock warrant liability, as noted above.

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

The reductions in clinical expenses reflect reduced expenses of $4.3 million because we conducted two Phase 1 clinical trials during the year ended September 30, 2011, as compared to two 18-month safety extension trials, two tolerability studies and a pump study during the year ended September 30, 2010. In addition, the reductions in clinical expenses reflect reduced professional fees of $1.4 million and reduced personnel costs of $0.3 million as a result of our implementation of cost-saving initiatives. The reductions in manufacturing and device development expenses are attributable to savings of $2.1 million as a result of renegotiating the terms of our recombinant human insulin supply agreement; the completion of our insulin pen development in the year ended September 30, 2010, which resulted in 2010 expenses of $0.7 million that did not recur in the year ended September 30, 2011; and reduced personnel and professional costs of $0.7 million. The $3.5 million reduction in regulatory expenses resulted from lower professional fees in the year ended September 30, 2011 as compared to 2010 because the year ended September 30, 2010 included the filing of our NDA and a 120 day update with the FDA.

Research and development expenses for the year ended September 30, 2011 include $2.0 million in stock-based compensation expense related to options granted to employees. We also recorded a credit of $42 thousand in stock-based compensation income for the year ended September 30, 2011 for options granted to non-employees, which we must revalue for accounting purposes each reporting period.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
General and Administrative	$10,980	$9,321	$1,659	15%
Percentage of net loss	28.7%	88%

General and administrative expenses were $9.3 million for the year ended September 30, 2011, a decrease of $1.7 million, or 15%, from $11.0 million for the year ended September 30, 2010. This decrease is attributable to a decrease of $0.9 million in professional fees, $0.2 million in personnel and employee stock-based compensation expenses, $0.1 million in non-employee director stock-based compensation expense and other expenses of $0.4 million. General and administrative expenses for the year ended September 30, 2011 include $3.0 million in stock-based compensation expense related to options granted to employees and non-employee directors. We also recorded a credit of $2 thousand in stock-based compensation income for the year ended September 30, 2011 for options granted to non-employees, which we must revalue for accounting purposes each reporting period.

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

Adjustments to fair value of common stock warrant liability decreased to $(12.6) million for the year ended September 30, 2011 from $1.3 million for the year ended September 30, 2010. The September 30, 2011 adjustment to fair value of common stock warrant liability of $12.6 million is comprised of decreases in the value of the May 2011 and August 2010 warrants of $8.4 million and $4.1 million, respectively. The decrease from the prior year was primarily attributable to the closing price of our common stock on September 30, 2011 of $2.16 per share being lower than the September 30, 2010 closing price of our common stock of $21.20 per share, for the August 2010 warrants, and the May 18, 2011 closing price of our common stock of $8.24 for the May 2011 warrants. We use the Black-Scholes valuation method to calculate the fair value for the May 2011 warrants and the Monte Carlo simulation method for the August 2010 warrants. As a result, the fair value for the May 2011 and August 2010 warrant liability decreased. The August 2010 warrants expired on December 1, 2011. The May 2011 warrants will be revalued each reporting period.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Decrease
	2010	2011	$	%
	In thousands, except per share amounts
Net loss	$(38,290)	$(10,592)	$27,698	72.3%
Net loss per share	$(6.34)	$(1.36)

Net loss was $10.6 million, or $(1.36) per share, for the year ended September 30, 2011, compared to $38.3 million, or $(6.34) per share, for the year ended September 30, 2010. The decrease in net loss was primarily due to reduced expenses and adjustments to fair value of common stock warrant liability as noted above.

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

At September 30, 2012, we had cash and cash equivalents totaling approximately $39.1 million. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines.

Net cash used in operating activities was $16.7 million for the year ended September 30, 2012, $18.3 million for the year ended September 30, 2011 and $34.4 million for the year ended September 30, 2010. Net cash used in operating activities for the years ended September 30, 2012, 2011 and 2010 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in the fair value of the common stock-warrant liability.

Net cash provided by (used in) investing activities was $(0.1) million for the year ended September 30, 2012, $5.8 million for the year ended September 30, 2011 and $(6.3) million for the year ended September 30, 2010. Net cash used in investing activities for the year ended September 30, 2012 reflects the purchase of property and equipment. Net cash provided by investing activities for the year ended September 30, 2011 primarily reflects the sale of marketable securities, offset by the purchase of property and equipment. Net cash used in investing activities for the year ended September 30, 2010 primarily reflects the purchase of marketable securities and of property and equipment.

Net cash provided by financing activities was $17.1 million for the year ended September 30, 2012, $28.2 million for the year ended September 30, 2011 and $9.0 million for the year ended September 30, 2010. Net cash provided by financing activities for the year ended September 30, 2012 primarily reflects proceeds from the sale of our securities in our private placement offering in June 2012 and through our employee stock purchase plan. Net cash provided by financing activities in 2011 primarily reflects proceeds from the sale our securities in our registered direct offering in May 2011 and through our employee stock purchase plan. Net cash provided by financing activities in 2010 primarily reflects proceeds from the sale of our securities in our registered direct offering in August 2010 and through our employee purchase plan.

In June 2012, we completed a private placement of securities in which we issued 4,250,020 shares of our common stock, 3,605,607 shares of our Series B preferred stock and warrants to purchase 2,749,469 shares of our common stock. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $17.1 million from this financing.

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

In August 2010, we completed a registered direct offering of an aggregate of 599,550 shares of our common stock and warrants to purchase an additional 559,550 shares of our common stock at an initial exercise price of $18.86 per share. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8.7 million from this financing. In December 2010, the exercise price of the warrants was reset to $6.24 per share and in May 2011, the exercise price of the warrants was reset to $4.70 per share. In August 2011, warrants for a total of 10,550 shares were exercised and we received proceeds of approximately $50 thousand. The remaining warrants for 589,000 shares expired unexercised on December 1, 2011.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate or a liquid glucagon formulation. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•	the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to complete our Phase 2 clinical trial of BIOD-123 in a timely manner and the outcome of that trial;

•	the success of our formulation development work to improve the stability, pharmacokinetic and pharmacodynamic characteristics of our ultra-rapid-acting insulin analog-based formulations;

•	our ability to conduct the formulation development work necessary to select a commercial candidate formulation for our glucagon rescue product for the treatment of severe hypoglycemia and commence clinical trials of that formulation;

•	the results of our real-time stability programs for our insulin and glucagon product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•	our ability to accurately anticipate technical challenges that we may face in the development of a glucagon rescue product candidate;

•	our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•	our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a liquid glucagon formulation;

•	our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•	our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•	the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•	the ability of our major suppliers to produce our products in our final dosage form;

•	our commercialization, marketing and manufacturing capabilities and strategies; and

•	our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We may receive additional proceeds from the exercise of the warrants that we issued in connection with our May 2011 registered direct offering and our June 2012 private placement, if any of those warrants are exercised for cash. Whether the warrants are exercised for cash will depend on decisions made by the warrant holders and on whether the market price of our common stock exceeds the $9.92 per share warrant exercise price of the May 2011 warrants or the $2.66 per share warrant exercise price of the June 2012 warrants. The May 2011 warrants and the June 2012 warrants will expire on May 17, 2016 and June 26, 2017, respectively.

We have implemented cost saving initiatives to reduce operating expenses, including reducing the number of employees, and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB, issued ASU 2011-05 Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 deferred certain aspects of ASU 2011-05 pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of the fiscal year ended September 30, 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 had no impact on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2013 annual meeting of stockholders, or proxy statement, and the information included in the proxy statement is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear in our proxy statement and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics, which also applies to our directors and all of our officers and employees, can be found on our website, which is located at www.biodel.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Capital Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
Dr. Errol De Souza President and Chief Executive Officer Date: December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERROL DE SOUZA Errol De Souza	President and Chief Executive Officer (Principal Executive Officer), Director	December 21, 2012

/s/ GERARD J. MICHEL Gerard J. Michel	Chief Financial Officer, Vice President, Corporate Development and Treasurer (Principal Financial and Accounting Officer)	December 21, 2012

/s/ JULIA R. BROWN Julia R. Brown	Director	December 21, 2012

/s/ BARRY H. GINSBERG Barry H. Ginsberg	Director	December 21, 2012

/s/ IRA W. LIEBERMAN Ira W. Lieberman	Director	December 21, 2012

/s/ DANIEL LORBER Daniel Lorber	Director	December 21, 2012

/s/ BRIAN J.G. PEREIRA Brian J.G. Pereira	Director	December 21, 2012

/s/ DAVEY S. SCOON Davey S. Scoon	Director	December 21, 2012

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011).
3.3
Certificate of Amendment to Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2012).

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed on June 27, 2012).
3.5	Certificate of Amendment of Registrant’s Second Amended and Restated Certificate of Incorporation, as amended.
3.6	Registrant’s Amended and Restated Bylaws (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
4.2
Form of Warrant to Purchase Shares of Common Stock issued in the Registrant’s May 2011 registered direct offering (Incorporated by reference to exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on May 13, 2011).

4.3	Form of Warrant issued in the Registrant’s June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012).
10.1	2010 Stock Incentive Plan, as amended March 8, 2012 (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2012).
10.2	2010 Incentive Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3	2010 Non Statutory Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4	2010 Restricted Stock Unit Agreement (Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5
Form of Indemnity Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).

10.6	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.7	2005 Employee Stock Purchase Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.8	2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-140504)).
10.9	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010).

Exhibit Number	Description of Document
10.10
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

10.13	Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).
10.14	Lease Amendment, dated October 1, 2007, between the Registrant and Mulvaney Properties LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2007).
10.15
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
10.22†
Letter Agreement, dated November 12, 2009, between the Registrant and N.V. Organon, amending the Supply Agreement, dated July 7, 2008, between the parties. (Incorporated by reference to exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed on December 14, 2009).

10.23†
Letter Agreement, dated July 25, 2011, between the Registrant and N.V. Organon amending the Supply Agreement dated July 7, 2008 (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on December 15, 2011).

10.24†
License Agreement, effective as of June 8, 2012, between Aegis Therapeutics, LLC and the Registrant (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 14, 2012).

10.25
Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2012).

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description of Document
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

†	Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	submitted electronically herewith

Attached as Exhibit 101 to this are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity; (iv) Statements of Comprehensive Loss; (v) Statements of Cash Flows; and (vi) Notes to Financial Statements.

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

BIODEL INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying balance sheets of Biodel Inc. (a development stage company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity, cash flows and comprehensive loss for each of the three years in the period ended September 30, 2012 and the statements of operations, stockholders’ equity and cash flows for the period from December 3, 2003 (inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, and for the period from December 3, 2003 (inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, New York
December 21, 2012

Biodel Inc.
(A Development Stage Company)

Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2011	2012
ASSETS
Current:
Cash and cash equivalents	$38,701	$39,050
Restricted cash	60	60
Taxes receivable	35	34
Grant receivable	—	88
Other receivable	1	9
Prepaid and other assets	399	295
Total current assets	39,196	39,536
Property and equipment, net	2,253	1,552
Intellectual property, net	49	46
Long term other assets	7	—
Total assets	$41,505	$41,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$222	$285
Accrued expenses:
Clinical trial expenses	763	488
Payroll and related	1,118	1,248
Accounting and legal fees	191	244
Severance	688	141
Other	204	273
Income taxes payable	103	101
Total current liabilities	3,289	2,780
Common stock warrant liability	996	7,338
Severance payable, long term portion	142	—
Total liabilities	4,427	10,118
Commitments
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized, 1,813,944 and 5,419,551 issued and outstanding	18	54
Common stock, $.01 par value; 25,000,000 shares authorized; 9,661,868 and 14,174,545 issued and outstanding	96	142
Additional paid-in capital	212,310	226,913
Deficit accumulated during the development stage	(175,346)	(196,093)
Total stockholders’ equity	37,078	31,016
Total liabilities and stockholders’ equity	$41,505	$41,134

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2010	2011	2012	December 3, 2003 (Inception) to September 30, 2012
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	26,177	13,901	12,571	142,700
Government grants	—	—	(88)	(88)
General and administrative	10,980	9,321	6,816	63,762
Total operating expenses	37,157	23,222	19,299	206,374
Other (income) and expense:
Interest and other income	(17)	(60)	(80)	(5,646)
Interest expense	—	—	—	78
Adjustments to fair value of common stock warrant liability	1,254	(12,611)	1,510	(9,847)
Loss on settlement of debt	—	—	—	627
Loss before tax provision (benefit)	(38,394)	(10,551)	(20,729)	(191,586)
Tax provision (benefit)	(104)	41	18	(553)
Net loss	(38,290)	(10,592)	(20,747)	(191,033)
Charge for accretion of beneficial conversion rights	—	—	—	(603)
Deemed dividend — warrants	—	—	—	(4,457)
Net loss applicable to common stockholders	$(38,290)	$(10,592)	$(20,747)	$(196,093)
Net loss per share — basic and diluted*	$(6.34)	$(1.36)	$(1.91)
Weighted average shares outstanding — basic and diluted*	6,040,467	7,788,741	10,882,688

*	Restated for a one for four (1:4) reverse stock split effective on June 11, 2012.

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at Inception (December 3, 2003)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	183,126	2	—	—	—	—	(2)	—	—	—
January 2004 Proceeds from sale of common stock	1,145,306	11	—	—	—	—	1,343	—	—	1,354
Net loss	—	—	—	—	—	—	—	—	(774)	(774)
Balance, September 30, 2004	1,328,432	$13	—	$—	—	$—	$1,341	$—	$(774)	$580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	10,658	—	—	—	—	—	61	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)
Balance, September 30, 2005	1,339,090	$13	569,000	$6	—	$—	$4,792	$—	$(4,157)	$654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	988	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)
Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348
May 2007 Proceeds from sale of common stock	1,437,500	14	—	—	—	—	78,741	—	—	78,755
Conversion of preferred stock on May 16, 2007	1,601,749	16	(569,000)	(6)	(6,198,179)	(62)	52	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	732	—	—	—	—	—	16	—	—	16
Stock options exercised	885	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	659,226	7	—	—	—	—	416	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)
Balance, September 30, 2007	5,040,170	$50	—	$—	—	$—	$117,006	$—	$(39,833)	$77,223
Proceeds from sale of common stock	815,000	8	—	—	—	—	46,809	—	—	46,817
Issuance of restricted stock	2,428	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	43,600	1	—	—	—	—	901	—	—	902
Warrants exercised	19,802	—	—	—	—	—	112	—	—	112
Net unrealized loss on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	3,596	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)
Balance, September 30, 2008	5,924,596	$59	—	$—	—	—	$171,684	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	4,413	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from the sale of stock — ESPP	21,863	—	—	—	—	—	170	—	—	170
Net loss									(43,270)	(43,270)
Balance, September 30, 2009	5,950,872	$59	—	$—	—	$—	$176,943	$—	$(126,464)	$50,538
Registered direct financing	599,550	6	—	—	—	—	8,706	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	8,076	—	—	—	—	—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1	—	1
Proceeds from the sale of stock — ESPP	41,393	1	—	—	—	—	324	—	—	325
Net loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, September 30, 2010	6,599,891	$66	—	$—	—	$—	$188,747	$1	$(164,754)	$24,060
Registered direct financing	3,018,736	30	1,813,944	18	—	—	27,913	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	104	—	—	—	—	—	—	—	—	—
Warrants exercised	10,549	—	—	—	—	—	50	—	—	50
RSU’s granted	15,537	—	—	—	—	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from the sale of stock — ESPP	17,051	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)
Balance, September 30, 2011	9,661,868	$96	1,813,944	$18	—	$—	$212,310	$—	$(175,346)	$37,078
Proceeds from the sale of unregistered securities	4,250,020	43	—	—	3,605,607	36	16,999	—	—	17,078
Initial value of warrants issued in private placement financing	—	—	—	—	—	—	(4,832)	—	—	(4,832)
Stock-based compensation	—	—	—	—	—	—	1,828	—	—	1,828
Proceeds from the sale of stock — ESPP	10,776	—	—	—	—	—	27	—	—	27
RSUs issued to settle bonus liability	191,719	2	—	—	—	—	582	—	—	584
RSUs granted	60,409	1	—	—	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,747)	(20,747)
Company re-purchase of fractional shares from the reverse stock split	(247)	—	—	—	—	—	—	—	—	—
Balance, Septermber 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Comprehensive Loss
(In thousands)

	Year Ended September 30,
	2010	2011	2012
Net loss	$(38,290)	$(10,592)	$(20,747)
Unrealized holding gains arising during the period	1	—	—
Comprehensive loss	$(38,289)	$(10,592)	$(20,747)

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Cash Flows
(In thousands, except share and per share amounts)

	Year Ended September 30,
	2010	2011	2012	December 3, 2003 (Inception) to September 30, 2012
Cash flows from operating activities:
Net loss	$(38,290)	$(10,592)	$(20,747)	$(191,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991	938	725	4,803
Founder’s compensation contributed to capital	—	—	—	271
Share-based compensation for employees and directors	5,628	4,964	1,828	27,624
Share-based compensation for non-employees	(7)	(44)	—	2,274
Loss on settlement of debt	—	—	—	627
Write-off of capitalized patent expense	—	—	38	246
Write-off of loan to related party	—	—	—	41
Adjustment to fair value of common stock warrant liability	1,254	(12,611)	1,510	(9,847)
(Increase) decrease in:
Prepaid expenses and other assets	117	(41)	111	(295)
Income taxes receivable	636	81	1	(34)
Grant receivable	—	—	88	88
Other receivable	(11)	10	(8)	(9)
Increase (decrease) in:
Accounts payable	982	(1,767)	63	285
Income tax payable	(120)	58	(2)	101
Accrued expenses and other liabilities	(5,561)	753	(128)	3,199
Total adjustments	3,909	(7,659)	4,052	29,198
Net cash used in operating activities	(34,381)	(18,251)	(16,695)	(161,835)
Cash flows from investing activities:
Purchase of property and equipment	(292)	(189)	(59)	(6,349)
Purchase of marketable securities	(6,000)	—	—	(31,614)
Sale of marketable securities	—	6,000	—	31,614
Capitalized intellectual properties	—	—	—	(298)
Loan to related party	—	—	—	(41)
Net cash (used in) provided by investing activities	(6,292)	5,811	(59)	(6,688)
Cash flows from financing activities:
Restricted cash	(150)	90	—	(60)
Options exercised	68	—	—	1,000
Warrants exercised	—	50	—	585
Net proceeds from employee stock purchase plan	325	118	27	821
Deferred public offering costs	—	—	—	(1,458)
Stockholder contribution	—	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	2,685	—	2,685
Net proceeds from sale of common stock	8,712	25,276	—	161,018
Proceeds from bridge financing	—	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	—	8,491	8,491
Net proceeds from sale of unregistered common stock — private placement	—	—	8,585	8,585
Net cash provided by financing activities	8,955	28,219	17,103	207,573
Net (decrease) increase in cash and cash equivalents	(31,718)	15,779	349	39,050
Cash and cash equivalents, beginning of period	54,640	22,922	38,701	—
Cash and cash equivalents, end of period	$22,922	$38,701	$39,050	$39,050
Cash paid for interest and income taxes was:
Interest	$—	$—	$—	$9
Income taxes	60	—	20	326

See accompanying notes to financial statements.

	Year Ended September 30,
	2010	2011	2012	December 3, 2003 (Inception) to September 30, 2012
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$2,915	$9,438	$—	$12,353
Warrants issued in connection with unregistered common stock — private placement	—	—	4,832	4,832
Settlement of debt with Series B preferred stock	—	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	—	150
Deemed dividend — warrants	—	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	—	603
Conversion of convertible preferred stock to common stock	—	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584	584

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

The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company’s most advanced program involves developing proprietary formulations of injectable recombinant human insulin (“RHI”) designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these formulations as its “ultra-rapid-acting” insulin formulations. In addition to the Company’s RHI-based formulations, the Company is using its formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company’s RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by the Company’s RHI-based formulations.

In April 2012, the Company announced top-line results from a Phase 1 clinical trial of two RHI-based formulations, BIOD-123 and BIOD-125. In this clinical trial, BIOD-123 and BIOD-125 achieved the Company’s target pharmacokinetic, pharmacodynamic and toleration profiles. In May 2012, the Company selected two insulin analog-based formulations, BIOD-238 and BIOD-250, to study in a Phase 1 clinical trial. Based on its assessment of these two formulations, the Company selected BIOD-123 as its lead RHI-based product candidate, and in the third calendar quarter of 2012, the Company began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In May 2012, we selected two insulin analog-based formulations, BIOD-238 and BIOD-250, to evaluate in a Phase 1 clinical trial. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. We began enrolling patients in the Phase 1 clinical trial in the third calendar quarter of 2012. This trial is designed to compare the pharmacokinetic and injection site toleration profiles of these formulations relative to a rapid-acting mealtime insulin analog. We expect to announce top-line results from this clinical trial in the first calendar quarter of 2013. In parallel with the Phase 1 clinical trial of BIOD-238 and BIOD-250, we have continued our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations.

In addition to our ultra-rapid-acting insulin formulation program, we are developing a liquid glucagon formulation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. To date, we have not selected a lead formulation to advance into clinical trials. We are continuing to conduct preclinical testing to develop formulations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue treatment product to be commercially successful.

Basis of Presentation

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

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 13.)

2.    Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $26,177, $13,901 and $12,483 for the years ended September 30, 2010, 2011 and 2012, respectively.

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled “Government Grants” with the corresponding expenses are included in research and development. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $580 each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $88 during the twelve months ended September 30, 2012, and corresponding income and a receivable were recorded. In January 2011, the Company received $1,200 in tax credits under the Internal Revenue Service’s therapeutic tax credit program which was recorded as a credit to reduce our research and development expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including, but not limited to, accruals, income taxes payable, forfeiture rate used in the computation of share-based compensation and deferred tax assets. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2011 and 2012, the Company had cash and cash equivalents of $38,701 and $39,050, respectively, and they are primarily held in a premium commercial money market account.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Restricted Cash

Restricted cash was $60 as of September 30, 2011 and 2012. This amount was held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

In February 2012, the Company brought action against one of its vendors before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of the arbitration stipulation, the Company established a $1,500 escrow account and recorded an accrual of $741 toward this claim. During the quarter ended June 30, 2012, the Company paid $500 from the escrow account. On July 30, 2012, the Company received a judgment from the arbitrator stating the Company’s final amount due was $55. The remaining escrow balance of $945 was removed from the escrow account and transferred to cash. The remaining accrual of $186 was reversed and recorded in research and development expense during the quarter ended September 30, 2012.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values due to their short term maturities.

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expense during the period the costs are incurred. Because all of its product candidates are in early stages of preclinical or clinical development, the Company currently expenses all purchases of pre-launch inventory as research and development, and expects to continue to do so until it can determine the probability of regulatory approval for the applicable product candidate.

For the years ended September 30, 2011 and 2012, the Company expensed $2,409 and $170, respectively, of costs associated with the purchase of RHI and glucagon as research and development expense after such materials passed quality control inspection by the Company and transfer of title occurred.

Intellectual Property

Intangible assets consist primarily of capitalized costs associated with the Company’s ultra-rapid-acting insulin patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Intellectual property amortization expense for the years ended September 30, 2010, 2011 and 2012 was $3, $4 and $3, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income (expense) in the statement of operations. Estimated useful lives for each asset category are as follows: Furniture and fixtures — 7 years; Leasehold improvements — estimated useful life or remaining term

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

of lease, whichever is shorter; Laboratory equipment — 7 years; Manufacturing equipment — 5 years; Device development— 5 years; Facility equipment— 3 years and 7 years; Computer equipment — 5 years; and Computer software — 3 years.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2011 and 2012.

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

The Company issued warrants in June 2012 and recorded a liability determined by the Black-Scholes valuation model. The Black-Scholes valuation model was used because the June 2012 warrants do not contain a repricing provision. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants will be revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

The Company issued warrants in May 2011 and recorded a liability determined by the Black-Scholes valuation model. The Black-Scholes valuation model was used because the May 2011 warrants do not contain a repricing provision. These warrants will be revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

The Company issued warrants in August 2010 and recorded a liability determined by the Monte Carlo simulation method, which was used because the August 2010 warrants contain a re-pricing provision. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error.

On December 2, 2011, the unexercised warrants to purchase 589,000 shares of common stock expired. The Company revalued the liability associated with these warrants from September 30, 2011 through the date of expiration and there was no material impact on the statement of operations. The common stock warrant liability associated with these warrants no longer exists.

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

The Company has experienced significant operating losses since inception. At September 30, 2012, the Company had a deficit accumulated during the development stage of $196,093. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of an ultra-rapid-acting insulin or a glucagon rescue product, launch and commercialize the product if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

Stock-Based Compensation

In March 2010, the stockholders of the Company approved a new 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. In addition, on March 8, 2012, the Company’s stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock authorized for issuance thereunder solely for the purpose of allowing the Company to issue an aggregate of 274,192 restricted stock units to certain of the Company’s employees in place of an aggregate of $823 in discretionary cash bonuses in connection with the fiscal year ended September 30, 2011 (the “2011 Bonus RSUs”). The Company will continue to use the Black-Scholes pricing model to assist in the calculation of fair value. The expected life for grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The simplified method was

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

chosen due to limited Company history. Until the Company has adequate history, it will continue to utilize the simplified method (see Note 11).

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

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed (credited) for options granted to non-employees for the years ended September 30, 2010, 2011 and 2012 was $(7), $(44) and $0, respectively.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2010, 2011 and 2012 was $5,628, $4,964 and $1,828, respectively. At September 30, 2012, the total compensation cost related to non-vested options not yet recognized was $1,637, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2010	2011	2012
Expected life (in years)	2.72 – 5.25	3.77 – 5.25	3.0 – 4.75
Expected volatility	64 – 77%	65 – 72%	58 – 76%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.77 – 2.69%	0.75 – 1.97%	0.39 – 0.91%
Weighted-average grant date fair value	$16.37	$6.36	$2.54

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

Warrant Liability — Given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55. These securities were excluded from the per share calculation for all years since their inclusion would be anti-dilutive.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Stock-based Compensation — Given that the holders of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to the Company declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, the Company determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

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

3.    Fair Value Measurement

ASC Topic 820 (“ASC 820”), originally issued as SFAS No. 157, Fair Value Measurements) applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

As of September 30, 2011 and 2012, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Monte Carlo simulation method for the warrants issued in connection with the Company’s August 2010 financing and by the Black-Scholes valuation model for the warrants issued in connection with the Company’s May 2011 and June 2012 financings. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error. The Black-Scholes valuation

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company’s fair value measurements of its marketable securities are classified as a Level 1 input, and the Company’s fair value measurements of its warrant liability is classified as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,050	$39,050	$—	$—
Restricted cash	60	60	—	—
Subtotal	39,110	39,110	—	—
Liabilities:
Common stock warrant liability	(7,338)	—	—	(7,338)
Subtotal	(7,338)	—	—	(7,338)
Total	$31,772	$39,110	$—	$(7,338)

Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,701	$38,701	$—	$—
Restricted cash	60	60	—	—
Subtotal	38,761	38,761	—	—
Liabilities:
Common stock warrant liability	(996)	—	—	(996)
Subtotal	(996)	—	—	(996)
Total	$37,765	$38,761	$—	$(996)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table:

Balance at September 30, 2009	$—
August 2010 warrant — initial fair value at the date of issuance	(2,915)
Increase in fair value	(1,254)
Balance at September 30, 2010	(4,169)
May 2011 warrant — initial fair value at the date of issuance	(9,438)
Exercise of warrants	29
Decrease in fair value	12,582
Balance at September 30, 2011	(996)

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

June 2012 warrant — initial fair value at the date of issuance	(4,832)
Increase in fair value	(1,510)
Balance at September 30, 2012	$(7,338)

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2011 and September 30, 2012:

Description	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Derivative liabilities related to Warrants	$—	$—	$996	$996	$—	$—	$7,338	$7,338

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended September 30, 2012 and September 30, 2011:

Description	Balance at September 30, 2010	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of September 30, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of September 30, 2012
Derivative liabilities related to Warrants	$4,169	$9,438	$(12,611)	$996	$4,832	$1,510	$7,338

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

4.    Net Loss per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considers the outstanding warrants participating securities because they include rights to participate in dividends with the common stock on a one-for-one basis. In applying the two-class method, earnings are allocated to both common stock shares and warrants based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to the participating securities, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The amount of options, warrants shares of preferred stock and restricted stock units excluded are as follows:

	Year Ended September 30,
	2010	2011	2012
Common shares issuable upon conversion of Series A Preferred Stock	—	453,486	453,486
Common shares issuable upon conversion of Series B Preferred Stock	—	—	3,605,607
Common shares underlying warrants issued for common stock	629,254	2,875,647	5,006,398
Stock options	1,158,891	1,365,350	1,546,454
Restricted stock units	62,264	121,677	68,153

5.    Property and Equipment

Property and equipment consists of the following:

	September 30,
	2011	2012
Furniture and fixtures	$324	$324
Leasehold improvements	1,548	1,548
Construction-in-progress	38	0
Laboratory equipment	1,886	1,945
Manufacturing equipment	655	655
Facility equipment	65	65
Computer equipment and other	1,308	1,308
Sub-Total	5,824	5,845
Less: Accumulated depreciation and amortization	3,571	4,293
Total	$2,253	$1,552

Depreciation expense for the years ended September 30, 2010, 2011 and 2012 was $989, $935 and $722, respectively.

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

Consulting and Clinical Research Services

Dr. Andreas Pfützner served as the Company’s Chief Medical Officer in Europe until December 2008. During the fiscal year ended September 30, 2008, we paid Dr. Pfützner $386 in connection with his services in this capacity. Dr. Pfützner continues to perform consulting services for us from time to time, and during the fiscal years ended September 30, 2010, 2011 and 2012, we paid Dr. Pfützner $50, $11 and $0, respectively, in consulting fees. During the fiscal years ended September 30, 2010, 2011 and 2012, we paid approximately $867, $86 and $51, respectively, in clinical related costs to the Institute for Clinical Research and Development in Mainz, Germany, where Dr. Pfützner serves as its managing director. Dr. Pfützner is majority

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

owner of the Institute together with his spouse. In July 2007, Steiner Ventures, LLC loaned Dr. Pfützner approximately $200. As of September 30, 2010, the remaining balance on the loan was approximately $89. Dr. Solomon Steiner, our former Chief Scientific Officer, was the sole managing member of Steiner Ventures, LLC at that time. Also at that time, Dr. Steiner and his spouse jointly owned 54% of Steiner Ventures, LLC, with the balance split equally among their four adult children, including Erik Steiner. Erik Steiner is our Vice President, Operations.

Issuance of Series A Convertible Preferred Stock

Between March and July 2005, the Company issued and sold an aggregate of 35,000 shares of its Series A convertible preferred stock (see Note 11) to two executive officers and one director.

McGinn, Smith & Company, Inc. (“MSI”) served as placement agent in connection with the offering of the Series A convertible preferred stock pursuant to a letter agreement (the “Letter Agreement”), for which MSI received $280 (excluding $15 reimbursement for expenses) and warrants to purchase 55,900 shares of Series A convertible preferred stock at $5.00 per share. The fair value of the warrants was $121 and was computed using the Black-Scholes valuation model using the following assumptions: term of 7 years; volatility rate of 90%; risk free rate of 3.65% and a dividend yield of 0.0%, which was treated as cost of raising capital. A former member of the Board of Directors of the Company was a managing director of MSI until May 2007.

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

7.    Commitments

Chief Executive Officer Employment Agreement

On March 30, 2010, the Company announced the appointment of Errol B. De Souza, Ph.D., as the Company’s President, Chief Executive Officer and a Director. In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The agreement provides for an annual salary of $450 and eligibility for a target bonus of 50% of the annual salary. In addition, Dr. De Souza was granted options to purchase 175,000 Shares of the Company’s common stock pursuant to the Company’s 2010 Plan. These options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the rest vesting in equal monthly amounts over the next three years.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. The amount of compensation due as a result of this event is approximately $4,552, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for routine severance compensation. As of September 30, 2012, no amounts have been accrued.

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with the Company that were conditioned upon his signing the release. We recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the three months ended December 31, 2010. As of September 30, 2012, the Company has paid $1,219 in salary, bonus and benefits continuation per the terms of the agreement and $141 has been classified as a short term obligation.

Leases

As of September 30, 2012, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space in January 2010 for three years. The lease will expire in January 2013. This lease provides for annual basic lease payments of $65, plus operating expenses.

In October 2007, the Company amended its lease for its corporate office, which increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.

In January 2010, the Company renewed its third lease agreement for additional office space adjacent to its laboratory space. The Company has agreed to use the leased premises only for offices, laboratories, research, development and light manufacturing. This lease provides for annual basic lease payments of $29, plus operating expenses.

Lease expense for the years ended September 2010, 2011, and 2012 was $624, $633, and $636, respectively.

Minimum lease payments under these agreements as of September 30, 2012, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,
2013	$594
2014	463
2015	—
Total	$1,057

Purchase Commitments

The Company contracted with N.V. Organon, a global producer of RHI, to supply the Company with all of the RHI that the Company will need for testing and manufacturing of the Company’s product candidates. In July 2011, the Company executed an amendment with N.V. Organon, which extends the term of the existing supply agreement to June 30, 2018 and releases the Company from any purchase commitments until the third

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

calendar quarter of 2014. These commitments commence in the third calendar quarter of 2014 and extend through the second calendar quarter of 2018 for a total purchase commitment of approximately 160 kilograms of RHI. Both parties have the right to terminate the agreement with six months notice, with the Company having the option to purchase significant additional quantities if the supplier terminates the agreement prior to June 30, 2018. As of September 30, 2012, the Company had purchase commitments of approximately $18,020 associated with the signing of the renewed contract with N.V. Organon.

Years Ending September 30,
2013	$—
2014	1,078
2015	4,367
2016	4,488
2017	4,577
2018	3,510
Total	$18,020

8.    Income Taxes

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2010, 2011 and 2012, the Company paid only state taxes.

The provision (benefit) for income taxes is as follows:

	Year Ended September 30,
	2010	2011	2012
Current expense
Federal	$—	$—	$—
State	(104)	41	18
Actual tax provision (benefit)	$(104)	$41	$18

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

	Year Ended September 30,
	2010	2011	2012
Federal statutory rate	34.00%	34.00%	34.00%
Federal taxes at statutory rate	$(13,054)	$(3,587)	$(7,028)
Tax expense on permanent differences (a)	2,296	(2,631)	1,137
Tax benefit on research and business credits	(425)	—	—
State taxes, net of federal tax effect	23	19	12
State benefit, net operating loss	(2,990)	(163)	(312)
Valuation allowance increase (b)	14,156	6,382	6,164
Connecticut research and development refund	(30)	—	—
Reserve for uncertain tax positions	4	—	—
Other	(84)	21	45
Actual tax provision (benefit)	$(104)	$41	$18

(a)	Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.

(b)	Net of the Section 382 Adjustment.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The following table summarized the activity related to the Company’s liabilities for uncertain tax positions:

	Year Ended September 30,
	2010	2011	2012
Balance, beginning of year	$188	$86	$75
Increase related to current year tax position	5	—	—
Increase related to prior year’s tax position	—	—	—
Decrease related to prior year’s tax position	(107)	(11)	—
Balance, at end of year	$86	$75	$75

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2011 remain open due to net operating loss and are subject to examination by the appropriate governmental agencies in the United States and Connecticut carry-forwards.

As of September 30, 2012, the Company had net operating loss (“NOL”) carry-forwards of approximately $53,994 (net of Section 382 limitation discussed below) for U.S. federal tax purposes and $110,182 for state tax purposes. These loss carry-forwards expire between 2024 and 2032. To the extent these net operating loss carry-forwards are available, the Company intends to use them to reduce the corporate income tax liability associated with its operations.

The ability of the Company to utilize its NOL carry-forwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code Section 382 (“Section 382”). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company’s taxable income that can be offset by these carry-forwards. As of September 30, 2011, the Company completed a study of the impact of Section 382 limitation on future payments and determined that the statutory provisions limited the Company’s ability to realize future tax benefits. Accordingly, the Company decreased federal net operating loss carry-forwards by approximately $55,890 and federal research and development credit carry-forwards by $1,815.

As of September 30, 2012, the Company has determined that ownership change, under Section 382, occurred as a result of the June 2012 financing and therefore, the ability to utilize its current NOLs is further limited.

The Company also has state research and development credit carry-forwards of approximately $477, which expire commencing in fiscal 2022.

The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2011 and 2012 are as follows:

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

	September 30,
	2011	2012
Deferred Tax Assets
Net operating losses	$23,699	$24,969
Capitalized expense	16,936	21,907
Research and development credits	477	477
Depreciation of fixed assets	303	51
Other	765	453
Total deferred tax asset	42,180	47,857
Valuation Allowance	(42,180)	(47,857)
Net Deferred Tax Assets	$—	$—

As the Company has not yet achieved profitable operation, management does not believe that it is more likely than not that the tax benefits as of September 30, 2012 will be realized and therefore has recorded a valuation allowance against its deferred tax assets.

9.    Financings

June 2012 Private Placement

In June 2012, the Company completed a private placement (the “2012 Private Placement”) of an aggregate of 4,250,020 shares of the Company’s common stock, 3,605,607 shares of the Company’s Series B preferred stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit, consisting of either a share of common stock or Series B preferred stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents’ fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement.

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

At September 30, 2012, the fair value of the warrant liability utilizing the Black-Scholes valuation model was approximately $5,633.

During the year ended September 30, 2012, the Company recorded an adjustment to fair value of common stock warrant liability of $801, within Other (income) expense, to reflect a decrease in the valuation of the warrants from date of issuance to September 30, 2012.

The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2012:

Balance at September 30, 2011	$—
Initial fair value, at the date of issuance	4,832
Increase in fair value	801
Balance at September 30, 2012	$5,633

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering of an aggregate of 3,018,736 shares of the Company’s common stock, 453,486 shares of the Company’s Series A preferred stock and warrants to purchase 2,256,929 shares of the Company’s common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company’s common stock. However, one investor also purchased units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the issuance date of May 18, 2011. The Company received net

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

proceeds, after deducting placement agent fees and other offering expenses, of approximately $28.0 million from this financing.

Each share of Series A preferred stock is convertible into one quarter of a share of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A preferred stock will receive a payment equal to $0.01 per share of Series A preferred stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A preferred stock, holders of Series A preferred stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A preferred stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A preferred stock will be required to amend the terms of the Series A preferred stock. The Series A preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

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

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense (“Adjustment to fair value of common stock warrant liability”), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Because the warrants issued in the May 2011 financing do not contain a re-pricing provision, the Company is using the Black-Scholes valuation model to estimate the fair value of the warrants. Using this model, the Company recorded an initial warrant liability of $9,438 as of May 18, 2011 (the warrant issuance date). The significant assumptions of the model were warrants and common stock outstanding, remaining terms of the warrants, the per stock price of $2.06, a risk-free rate of 1.89% and expected volatility rate of 75%.

During the year ended September 30, 2012, the Company recorded an adjustment to fair value of common stock warrant liability of $709, within Other (income) expense, to reflect the increase in the valuation of the warrants from September 30, 2011 to September 30, 2012 due to the increase in the value of the Company’s common stock price from September 30, 2011 to September 30, 2012. At September 30, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $1,705.

The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2012:

Balance at September 30, 2010	$—
Initial fair value, at the date of issuance	9,438
Decrease in fair value	(8,442)
Balance at September 30, 2011	996
Increase in fair value	709
Balance at September 30, 2012	$1,705

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

August 2010 Registered Direct Offering

In August 2010, the Company sold to two institutional investors an aggregate of 599,550 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $15.72 per unit. These units were not issued or certificated. The shares and warrants were immediately separated and the Company issued 599,550 shares of its common stock and warrants to purchase an additional 599,550 shares of the Company’s common stock. This financing resulted in net proceeds of $8,700.

In August 2011, one investor exercised 10,550 warrants, at $4.70 per share, and the Company received proceeds totaling approximately $50. Subsequently, on December 1, 2011 the remaining 589,000 warrants expired unexercised.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model to calculate the fair value for the fiscal year ended September 30, 2011 and 2012.

At the measurement date, the Company estimated the fair value for the June 2012 warrants using the Black-Scholes valuation model using the following assumptions:

	September 30, 2012
June 2012 Financing
Stock price	$2.97
Exercise price	$2.66
Risk-free interest rate	0.62%
Expected remaining term	4.74	years
Expected volatility	98%
Dividend yield	0%
Warrants outstanding June 2012 registered direct	2,749,469

The Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model at the measurement dates of September 30, 2012 and 2011, respectively using the following assumptions:

	September 30, 2011		September 30, 2012
May 2011 Financing
Stock price	$2.16		$2.97
Exercise price	$9.92		$9.92
Risk-free interest rate	0.96%		0.31%
Expected remaining term	4.63	years	3.63	years
Expected volatility	75%		82%
Dividend yield	0%		0%
Warrants outstanding May 2011 registered direct	2,256,929		2,256,929

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Since the Company’s stock has been traded for the expected remaining term of the warrants, the Company uses its own historic volatility over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded for the years ended September 30, 2012, 2011 and 2010 earnings per share calculation since their inclusion would be anti-dilutive.

10.    Stockholders’ Equity

Common Stock

The Company’s authorized common stock consists of 62,500,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.

On June 27, 2012 the Company completed a private placement of an aggregate of 4,250,020 shares of common stock, 3,605,607 shares of Series B preferred stock and warrants to purchase 2,256,929 shares of common stock at an exercise price of $2.66 per share. The Company received net proceeds, after deducting placement agent fees and other offering expenses of approximately $17,100 from this financing.

On May 12, 2011, the Company completed a registered direct offering of an aggregate of 3,018,736 shares of common stock, 1,813,944 shares of Series A preferred stock and warrants to purchase 2,256,929 shares of common stock at an exercise price of $9.92 per share. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28,000 from this financing.

On August 24, 2010, the Company completed a registered direct offering of an aggregate of 599,550 shares of common stock and warrants to purchase an additional 599,550 shares of common stock at an exercise price of $18.864. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8,700 from this financing.

On February 12, 2008, the Company completed a follow-on public offering of 815,000 shares of its common stock at a price to the public of $62.00 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46,817. Certain of the Company’s stockholders sold 137,500 shares in the offering. The Company did not receive any proceeds from the sale of shares from the selling stockholders.

On May 16, 2007, the Company completed an initial public offering of 1,437,500 shares of its common stock at a price to the public of $60.00 per share. The offering resulted in gross proceeds of $86,300. The Company received net proceeds from the offering of approximately $78,800 after deducting underwriting discounts and commissions and additional offering expenses. The completion of the initial public offering

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

resulted in the conversion of the Company’s Series A and B convertible preferred stock. A total of 1,601,749 shares of common stock were issued upon the conversion of the preferred stock.

As of September 30, 2012, the Company had the following warrants outstanding:

(i)	May 2011 financing —

(a)	warrants to purchase 1,962,163 shares of the Company’s common stock with an exercise price of $9.92 per share and

(b)	Series A preferred stock — warrants to purchase 294,766 shares of the Company’s common stock with an exercise price of $9.92 per share.

(ii)	June 2012 financing —

(a)	warrants to purchase 1,487,507 shares of the Company’s common stock with an exercise price of $2.66 per share and

(b)	Series B convertible preferred stock — warrants to purchase 1,261,922 shares of the Company’s common stock with an exercise price of $2.66 per share.

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

Series A Preferred Stock May 2011 Financing

As part of the May 2011 registered direct offering, the Company issued 1,813,944 shares of the Company’s Series A preferred stock to one investor. The investor purchased units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was at a price of $8.84 per unit.

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

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Series A Preferred Stock July 2005 Private Placement

In July 2005, the company authorized 1,050,000 shares of its Series A preferred stock and completed a private placement of 569,000 shares of these shares, of which 0 shares were issued and outstanding as of September 30, 2007. In addition, in connection with the July 2006 private placement, the Company issued warrants to purchase shares of the Company’s series A preferred stock. All such warrants were expired as of September 30, 2012.

In connection with the Series A preferred stock issuance, the Company entered into a registration rights agreement with the purchasers of its stock, which provided, among other things, for liquidated damages if the Company were initially unable to register and obtain an effective registration of the securities within the allotted time. The stockholders could not demand registration until one hundred and eighty (180) days after the Company had effected a qualified initial public offering. The penalties were (i) one and three quarters (1-3/4%) percent of the aggregate number of shares of underlying common stock for each month, or part thereof, after a ninety (90) day period that a registration statement was not filed with the SEC or (ii) one (1%) percent of the aggregate number of shares of underlying common stock for each month if the forgoing filed registration statement was not declared effective by the SEC within one hundred and twenty (120) days.

Each share of Series A preferred stock was automatically into a number of shares of common stock equal to the quotient of $3.54 divided by $1.00 immediately subsequent to the date of the initial public offering.

As part of the compensation agreement, the placement agent received 69,875 Series A warrants. Each warrant consists of the right to purchase one share of fully paid and non-assessable common stock for a period of seven years which expired on July 12, 2012.

Series B Preferred Stock June 2012 Private Placement

In June 2012, the Company completed a private placement of an aggregate of 4,250,020 shares of the Company’s common stock, 3,605,607 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B preferred stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355.

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

Series B Preferred Stock July 2006 Private Placement

In July 2006, the Company authorized 6,500,000 shares of its Series B preferred stock and completed a private placement of 5,380,711 of these shares, of which 0 shares were issued and outstanding as of September 30, 2007. In addition, in connection with the July 2006 private placement the Company issued warrants to purchase shares of the Company’s Series B preferred stock. All such warrants were expired as of September 30, 2012.

As a result of the conversion option, the Company considered the features contained in the Series B preferred stock to ascertain whether the shares contained a beneficial conversion feature and determined that the issuance of the Series B preferred stock resulted in a beneficial conversion feature in the amount of $603.

Shares Reserved for Future Issuance

As of September 30, 2012, the Company reserved shares of common stock for future issuance as follows:

2010 stock incentive plan	2,201,908
2005 employee stock purchase plan	450,000
Common shares issuable upon conversion of Series A Preferred Stock	453,486
Common shares issuable upon conversion of Series B Preferred Stock	3,605,607
Warrants issued in connection with May 2011 registered direct offering	2,256,929
Warrants issued in connection with June 2012 private placement	2,749,469
Total	11,717,399

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

2010 Stock Incentive Plan

In March 2010, the shareholders of the Company approved the 2010 Stock Incentive Plan (the “2010 Plan”). Up to 1,350,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus 851,908 shares of common stock underlying already outstanding awards under the Company’s prior plans. As of September 30, 2012, the Company had 1,546,454 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.6 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2010, 2011 and 2012 was $454, $53 and $16, respectively.

An aggregate of 450,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 25,000 shares. As of September 30, 2011 and 2012, a total of 341,097 and 355,321 shares, respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2010, 2011 and 2012, the Company issued a total of 66,852, 83,903 and 94,679 shares, respectively, under the Purchase Plan.

2005 Non-Employee Directors’ Stock Option Plan

The Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by its Board of Directors and approved by its stockholders on March 20, 2007 and subsequently replaced with the 2010 Stock Incentive Plan. The Directors’ Plan became effective upon the closing of the Company’s initial public offering. An aggregate of 125,000 shares of common stock were reserved for issuance under the Directors’ Plan. Upon the effective date of the registration statement in connection with the Company’s initial public offering, each of its non-employee directors automatically received an initial option to purchase 6,250 shares of common stock.Upon appointment, non-employee directors receive a one-time grant of an option to purchase 6,250 shares of common stock. Annually, non-employee directors receive an option to purchase 5,000 shares of common stock. Effective March 3, 2009, these shares vest pro rata over one year. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The fair value per share is being recognized as compensation expense over the applicable vesting period. The fair value per share for awards granted as of December 31, 2008 through September 30, 2012 was calculated using the Black-Scholes valuation model.

The fair value of the common stock for the grants from December 23, 2004 through November 1, 2006 was determined using a retrospective valuation. The fair value of the common stock for the grants during December 2006 and subsequently was determined contemporaneously with the grants.

The following table summarizes the stock option activity through September 30, 2012:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, September 30, 2004	—	$—		$—
Granted	96,358	5.64		—
Outstanding balance, September 30, 2005	96,358	5.64		—
Granted	115,401	22.60		—
Forfeited, expired	15,054	13.60		—
Outstanding balance, September 30, 2006	196,705	12.92		—
Granted	238,961	55.84		—
Exercised	886	5.64		—
Forfeited, expired	13,283	22.60		—
Outstanding balance, September 30, 2007	421,497	27.20		—
Granted	431,849	67.52		—
Exercised	43,604	20.72		—
Forfeited, expired	25,892	44.16		—
Outstanding balance, September 30, 2008	783,850	55.68		—
Granted	152,875	10.76		—
Exercised	4,416	5.64		—
Forfeited, expired	80,398	55.52		—

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding balance, September 30, 2009	851,911	47.24		—
Granted	328,530	16.37		—
Exercised	8,081	8.43		—
Forfeited, expired	13,469	52.16		—
Outstanding balance, September 30, 2010	1,158,891	38.72		—
Granted	290,834	6.36		—
Exercised	104	5.64		—
Forfeited, expired	84,271	38.48		—
Outstanding balance, September 30, 2011	1,365,350	32.68		—
Granted	215,877	2.54		—
Forfeited, expired	34,773	32.09		—
Outstanding balance September 30, 2012	1,546,454	$27.80	4	$—
Exercisable shares, September 30, 2012	1,197,230	$33.39	3	$—

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

In addition, on March 8, 2012, the Company’s stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock authorized for issuance thereunder solely for the purpose of allowing the Company to issue an 191,719 restricted stock units to certain of the Company’s employees in place of an aggregate of $823 in discretionary cash bonuses in connection with the fiscal year ended September 30, 2011 (the “2011 Bonus RSUs”). The 2011 Bonus RSUs vested and were distributed on September 30, 2012. The Company had previously accrued and expensed the $823 in the fiscal year ended September 30, 2011. The 2011 Bonus RSUs vested in full and was distributed on September 30, 2012. Since the total fair value of the 2011 Bonus RSUs did not exceed the discretionary aggregate cash bonus value of $823, the Company did not record any additional stock-based compensation expense in the year ended September 30, 2012. The accrued bonus liability was settled in March 2012 and, accordingly, the liability, net of taxes, in the amount of $582 was reversed into additional paid-in-capital. Each RSU award that was granted in December 2010 to our executive officers and employees represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and are expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 9% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2012, the executives, the board of directors and employees had 350,148 vested and distributed RSUs.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	September 30,
	2010	2011	2012
Stock compensation expense — RSUs	$205	$585	$1,202

At September 30, 2012, there was $418 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

The following table summarizes RSU activity from October 1, 2010 through September 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at September 30, 2009	—	$—
Shares granted	62,510	15.80
Shares forfeited or expired	246	15.80
Non-vested and outstanding balance at September 30, 2010	62,264	15.80
Changes during the period:
Shares granted	90,639	7.56
Shares vested and issued	22,435	17.20
Shares forfeited or expired	8,791	9.40
Non-vested and outstanding balance at September 30, 2011	121,677	9.40
Changes during the period:
Shares granted	274,189	2.36
Shares vested and issued	327,713	3.45
Non-vested and outstanding balance at September 30, 2012	68,153	$10.51

11.    Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2010, 2011 and 2012, the Company had not elected to make any contributions to the plan.

12.    Reverse Stock Splits

On June 11, 2012, the Company amended its certificate of incorporation in order to effect a one-for-four reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 25,000,000 (reduced from 100,000,000 authorized shares). As a result of the 2012 reverse stock split, each share of Company common stock outstanding at the effective time was automatically changed into one-quarter of a share of common stock. No fractional shares were issued in connection with the 2012 reverse stock split, and cash of $0.3 was paid in lieu of fractional shares. Also as a result of the 2012 reverse stock split, the number of shares of common stock subject to outstanding options, RSUs and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans have been reduced by a factor of four. There was no alteration to the par value of the common stock or any modification of the voting rights or other terms thereof. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the 2012 reverse stock split for all periods reported.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

On April 12, 2007, the Company completed a 0.7085 for one (0.7085:1) reverse stock split rounding all fractional shares down to the next full share. Stockholders received cash in lieu of fractional shares. After the 2007 reverse split, there were 2,000,957 shares of common stock outstanding. The 2007 reverse split did not reduce the number of authorized shares of common stock, alter the par value or modify the voting rights or other terms thereof. As a result of the 2007 reverse split, the conversion prices and/or the numbers of shares issuable upon the exercise of any outstanding options and warrants to purchase common stock were proportionally adjusted pursuant to the respective anti-dilution terms of the 2004 Stock Incentive Plan and the respective warrant agreements. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the 2007 reverse split for all periods reported.

13.    Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended September 30, 2012. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Revenue	$—	$—	$—	$—
Net loss	$(4,501)	$(4,316)	$(6,051)	$(5,879)
Basic and diluted net loss per common share(1)	$(0.47)	$(0.45)	$(0.60)	$(0.42)
Weighted average common shares basic and diluted	9,673,529	9,688,384	10,152,194	13,982,826

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Revenue	$—	$—	$—	$—
Net (loss) income	$(5,309)	$(5,442)	$(3,974)	$4,133
Basic net (loss) income per common share	$(0.80)	$(0.82)	$(0.48)	$0.43
Diluted net (loss) income per common share(1)	$(0.80)	$(0.82)	$(0.48)	$0.41
Weighted average common shares basic	6,604,726	6,617,422	8,254,413	9,657,795
Weighted average common shares diluted	6,604,726	6,617,422	8,254,413	10,111,336

(1)	Basic earnings (loss) per share calculation for the third and fourth quarter include the weighted average effect of stock issuances; therefore, the sum of the quarterly earnings per share will not equal full-year earnings per share amounts which reflect the weighted average effect on an annual basis.

Biodel Inc.
(A Development Stage Company)

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

14.    Subsequent Event

On December 20, 2012, the Company amended its certificate of incorporation in order to effect an increase in the number of shares of the Company’s authorized common stock, par value $.01 per share, from 25,000,000 shares to 62,500,000 shares.