Form 10-Q
period 2012-12-31
Biodel Inc
filed 2013-02-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of January 31, 2013 there were 14,177,220 shares of the registrant’s common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2012 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2012 and for the period from December 3, 2003 (inception) to December 31, 2012	2

Consolidated Condensed Statements of Stockholders’ Equity for the period from December 3, 2003 (inception) to December 31, 2012 (unaudited)	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2011 and 2012 and for the period from December 3, 2003 (inception) to December 31, 2012	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1A. Risk Factors	31

Item 6. Exhibits	46

Signatures	47
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2012
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,050	$34,278
Restricted cash	60	60
Taxes receivable	34	34
Grant receivable	88	284
Other receivables	9	—
Prepaid and other assets	295	1,116

Total current assets	39,536	35,772
Property and equipment, net	1,552	1,473
Intellectual property, net	46	45

Total assets	$41,134	$37,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$285	$1,129
Accrued expenses:
Clinical trial expenses	488	2,158
Payroll and related	1,248	499
Accounting and legal fees	244	230
Severance	141	—
Other	273	173
Income taxes payable	101	93

Total current liabilities	2,780	4,282

Common stock warrant liability	7,338	5,110

Total liabilities	10,118	9,392
Commitments
Stockholders’ equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 5,419,551 issued and outstanding	54	54
Common stock, $.01 par value; 62,500,000 shares authorized; 14,174,545 and 14,177,220 issued and outstanding	142	142
Additional paid-in capital	226,913	227,464
Deficit accumulated during the development stage	(196,093)	(199,762)

Total stockholders’ equity	31,016	27,898

Total liabilities and stockholders’ equity	$41,134	$37,290

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)

Consolidated Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2011	2012	2012
Revenue	$—	$—	$—

Operating expenses:
Research and development	2,353	4,735	147,435
Government grant	—	(196)	(284)
General and administrative	2,020	1,370	65,132

Total operating expenses	4,373	5,909	212,283
Other (income) and expense:
Interest and other income	(24)	(16)	(5,662)
Interest expense	—	—	78
Adjustment to fair value of common stock warrant liability	145	(2,228)	(12,075)
Loss on settlement of debt	—	—	627

Loss before tax provision (benefit)	(4,494)	(3,655)	(195,251)
Tax provision (benefit)	7	4	(549)

Net loss	(4,501)	(3,669)	(194,702)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(4,501)	(3,669)	$(199,762)

Net loss per share — basic and diluted	$(0.47)	(0.26)

Weighted average shares outstanding — basic and diluted	9,673,529	14,176,057

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance at Inception (December 3, 2003)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	183,126	2	—	—	—	—	(2)	—	—	—
January 2004 Proceeds from sale of common stock	1,145,306	11	—	—	—	—	1,343	—	—	1,354
Net loss	—	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	1,328,432	13	—	—	—	—	1,341	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	10,658	—	—	—	—	—	61	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder’s compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	1,339,090	13	569,000	6	—	—	4,792	—	(4,157)	654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	988	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348
May 2007 Proceeds from sale of common stock	1,437,500	14	—	—	—	—	78,741	—	—	78,755
Conversion of preferred stock on May 16, 2007	1,601,749	16	(569,000)	(6)	(6,198,179)	(62)	52	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	732	—	—	—	—	—	16	—	—	16
Stock options exercised	885	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	659,226	7	—	—	—	—	416	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	5,040,170	50	—	—	—	—	117,006	—	(39,833)	77,223
Proceeds from sale of common stock	815,000	8	—	—	—	—	46,809	—	—	46,817
Issuance of restricted stock	2,428	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	43,600	1	—	—	—	—	901	—	—	902
Warrants exercised	19,802	—	—	—	—	—	112	—	—	112
Net unrealized loss on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	3,596	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	5,924,596	$59	—	$—	—	$—	$171,684	$(62)	$(83,194)	$88,487

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2008	5,924,596	$59	—	$—	—	—	$171,684	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	4,413	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from the sale of stock — ESPP	21,863	—	—	—	—	—	170	—	—	170
Net loss	—	—	—	—	—	—	—	—	(43,270)	(43,270)

Balance, September 30, 2009	5,950,872	59	—	—	—	—	$176,943	—	(126,464)	50,538
Registered direct financing	599,550	6	—	—	—	—	8,706	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	8,076	—	—	—	—	—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1	—	1
Proceeds from the sale of stock — ESPP	41,393	1	—	—	—	—	324	—	—	325
Net loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	6,599,891	66	—	—	—		188,747	$1	(164,754)	24,060
Registered direct financing	3,018,736	30	1,813,944	18	—	—	27,913	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	104	—	—	—	—	—	—	—	—	—
Warrants exercised	10,549	—	—	—	—	—	50	—	—	50
RSU’s granted	15,537	—	—	—	—	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from the sale of stock — ESPP	17,051	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)

Balance, September 30, 2011	9,661,868	96	1,813,944	18	—	—	212,310	$—	(175,346)	37,078
Proceeds from the sale of unregistered securities	4,250,020	43	—	—	3,605,607	36	16,999	—	—	17,078
Initial value of warrants issued in private placement financing	—	—	—	—	—	—	(4,832)	—	—	(4,832)
Stock-based compensation	—	—	—	—	—	—	1,828	—	—	1,828
Proceeds from the sale of stock — ESPP	10,776	—	—	—	—	—	27	—	—	27
RSUs issued to settle bonus liability	191,719	2	—	—	—	—	582	—	—	584
RSUs granted	60,409	1	—	—	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,747)	(20,747)
Company re-purchase of fractional shares from the reverse stock split	(247)	—	—	—	—	—	—	—	—	—

Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stage	Equity
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Stock-based compensation	—	—	—	—	—	—	545	—	—	545
Sales of stock — ESPP	2,675	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	—	—	(3,669)	(3,669)

Balance, December 31, 2012 (unaudited)	14,177,220	$142	1,813,944	$18	3,605,607	$36	$227,464	$—	$(199,762)	$27,898

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2011	2012	2012
Cash flows from operating activities:
Net loss	$(4,501)	$(3,669)	$(194,702)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	167	4,970
Founder’s compensation contributed to capital	—	—	271
Share-based compensation for employees and directors	842	545	28,169
Share-based compensation for non-employees	—	—	2,274
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	246
Write-off of loan to related party	—	—	41
Adjustment to fair value of common stock warrant liability	145	(2,228)	(12,075)
(Increase) decrease in:
Income taxes receivable	—	—	(34)
Grant receivable	—	(196)	(284)
Other receivables	1	9	—
Prepaid expenses and other assets	(421)	(821)	(1,116)
Increase (decrease) in:
Accounts payable	(71)	844	1,129
Income taxes payable	2	(8)	93
Accrued expenses and long term liabilities	140	666	3,865

Total adjustments	832	(1,022)	28,176

Net cash used in operating activities	(3,669)	(4,691)	(166,526)

Cash flows from investing activities:
Purchase of property and equipment	—	(87)	(6,436)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	—	31,614
Capitalized intellectual properties	—	—	(298)
Loan to related party	—	—	(41)

Net cash used in investing activities	—	(87)	(6,775)

Cash flows from financing activities:
Restricted cash	—	—	(60)
Options exercised	—	—	1,000
Warrants exercised	—	—	585
Net proceeds from employee stock purchase plan	20	6	827
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685
Net proceeds from sale of unregistered common stock — private placement	—	—	8,585
Net proceeds from sale of common stock	—	—	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	—	8,491

Net cash provided by financing activities	20	6	207,579

Net (decrease) increase in cash and cash equivalents	(3,649)	(4,772)	34,278

Cash and cash equivalents, beginning of period	38,701	39,050	—

Cash and cash equivalents, end of period	$35,052	$34,278	$34,278

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2011	2012	2012
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	6	12	338
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$—	$12,353
Warrants issued in connection with unregistered common stock private placement	—	—	4,832
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584

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

In May 2012, the Company selected two insulin analog-based formulations, BIOD-123 and BIOD-125, to study in a Phase 1 clinical trial. Based on its assessment of these two formulations, the Company selected BIOD-123 as its lead RHI-based product candidate, and in the third calendar quarter of 2012, the Company began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. The Company expects to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In the third calendar quarter of 2012, we began enrolling patients in a Phase 1 clinical trial in Australia that evaluated the pharmacokinetic and injection site toleration profiles of two insulin analog-based formulations, BIOD-238 and BIOD-250, relative to Humalog®. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. In January 2013 we announced top-line results from this clinical trial, which demonstrated that both formulations met our target pharmacokinetic profile for an analog-based ultra-rapid-acting insulin, and that BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations as we develop formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2012 audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Exchange Commission on December 21, 2012. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

2. Restricted Cash

Restricted cash was $60 as of September 30, 2012 and December 31, 2012. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of September 30, 2012 and December 31, 2012, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company’s warrant liability as of September 30, 2012 and December 31, 2012 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 11). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company’s fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

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

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$34,278	$34,278	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	34,338	34,338	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(5,110)	—	—	(5,110)
Subtotal	(5,110)	—	—	(5,110)

Total	$29,228	$34,338	$—	$(5,110)

Description	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,050	$39,050	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	39,110	39,110	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(7,338)	—	—	(7,338)
Subtotal	(7,338)	—	—	(7,338)

Total	$31,772	$39,110	$—	$(7,338)

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2012	$(7,338)
Decrease in fair value of common stock warrant liability	2,228
Balance at December 31, 2012	$(5,110)

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and December 31, 2012:

Description	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$—	$—	$7,338	$7,338	$—	$—	$(2,228)	$5,110

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

For the three months ended December 31, 2011 and 2012, the Company did not incur any costs associated with the purchase of recombinant human insulin and glucagon.

5. Stock-Based Compensation

In March 2010, the stockholders of the Company approved a new 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. Stock options are granted at an exercise price equal to the Company’s closing stock price on the date of the grant. Stock options vest over a period of up to four years with a contractual life of seven years. The Company estimates the fair value using the Black-Scholes pricing model. The Company used the simplified method that relies on grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend rate. As of fiscal year 2013, the Company decided to use its own historical volatility, as a result of having over five years of historical volatility rates. Prior to the quarter ended December 31, 2012, the Company based its estimates of expected volatility on the median historical volatility of a group of publicly traded companies that it believes are comparable to the Company based on the line of business, stage of development, size and financial leverage.

The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. As of fiscal year 2013, the Company uses its own historical volatility in place of the comparable company historical volatility. The Company estimates

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

In prior years the company granted stock options to non-employees. On December 4, 2011 all of these options had fully vested. The Company measured fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments was periodically revalued as the options vest, and was recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed (credited) for options granted to non-employees was fully expensed prior to December 31, 2011 and therefore there was no expense for the quarters ended December 31, 2011 and 2012.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the three months ended December 31, 2011 and 2012 was $729 and $465, respectively. At December 31, 2012, the total compensation cost related to non-vested options not yet recognized was $1,734, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the three months ended December 31, 2012:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2012	1,546,454	$27.80		$—
Granted	452,000	2.54		—
Forfeited, expired	45,157	5.64		—
Outstanding options, December 31, 2012	1,953,297	$22.44	5	—

Exercisable options, December 31, 2012	1,229,716	$33.12	4	$—

The Black-Scholes pricing model assumptions for the three months ended December 31, 2011 and 2012 are determined as discussed below:

	Three Months Ended December 31,
	2011	2012
Expected life (in years)	3.00 – 4.75	4.75
Expected volatility	58 – 76%	96%
Expected dividend yield	0%	0%
Risk-free interest rate	0.39 – 0.91%	0.75%
Weighted average grant date fair value	$2.60	$2.40

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

Each RSU award that was granted to our executive officers and employees represents one share of common stock. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and are expensed 50% the first year and 25% for each of the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period. For the quarter ended December 31, 2012, the Company had 34,069 RSUs vested but not distributed.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of December 31, 2012, the executives, the board of directors and employees had 350,148 vested and distributed RSUs.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended December 31,
	2011	2012
Stock compensation expense — RSUs	$111	$90

At December 31, 2012, there was $328 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods, the last period of which is the first quarter of fiscal year 2014.

The following table summarizes RSU activity from October 1, 2012 through December 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2012	68,153	$10.51
Changes during the period:
Shares granted	—	—
Issued and distributed	—	—
Subtotal	68,153	10.51
Vested and not distributed	34,069	10.51
Non-vested and outstanding balance at December 31, 2012	34,084	$10.51

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee’s purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three months ended December 31, 2011 and 2012 were $2 and $(10), respectively.

An aggregate of 450,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of December 31, 2011 and December 31, 2012, a total of 332,524 and 352,646 shares were reserved and available for issuance under the Purchase Plan. As of December 31, 2011 and 2012, the Company has issued 92,476 and 97,354 shares, respectively, under the Purchase Plan.

6. Reverse Stock Split

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

7. Stockholders’ Equity

On November 1, 2012, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock, and on December 20, 2012, the Company amended its certificate of incorporation in order to effect an increase in the number of shares of its authorized common stock, par value $.01, from 25,000,000 to 62,500,000 shares.

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

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As of December 31, 2012, the Company has determined that ownership change, under Section 382, occurred as a result of the June 2012 financing and therefore, the ability to utilize its current NOLs is further limited.

The Company’s effective tax rate for the three months ended December 31, 2011 and 2012 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

9. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended December 31,
	2011	2012
Common shares underlying warrants issued for common stock	2,286,632	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	453,486
Common shares issuable upon conversion of Series B Preferred Stock	—	3,605,607
Stock options	1,508,104	1,953,297
Restricted stock units	121,677	68,153

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

At December 31, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $4,159.

During the three months ended December 31, 2012, the Company recorded an adjustment to fair value of common stock warrant liability of $1,474, within Other (income) expense, to reflect a decrease in the valuation of the warrants from date of issuance to December 31, 2012.

The following summarizes the changes in value of the warrant liability from the date of issuance through December 31, 2012:

Balance at September 30, 2012	$5,633
Decrease in fair value of common stock warrant liability	(1,474)

Balance at December 31, 2012	$4,159

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

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the May 2011 Offering will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per terms of the warrant, the holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At December 31, 2012, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $951.

During the three months ended December 31, 2012, the Company recorded an adjustment to fair value of common stock warrant liability of $754 within Other (income) expense, to reflect an increase in the valuation of the warrants from September 30, 2012 to December 31, 2012.

The following summarizes the changes in value of the warrant liability from September 30, 2012 through December 31, 2012:

Balance at September 30, 2012	$1,705
Decrease in fair value of common stock warrant liability	(754)
Balance at December 31, 2012	$951

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of December 31, 2012, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of December 31, 2012, the Company estimated such fair value using the following assumptions:

June 2012 Financing	December 31, 2012
Stock price	$2.35
Exercise price	$2.66
Risk-free interest rate	0.72%
Expected remaining term	4.49
Expected volatility	99%
Dividend yield	0%
Warrants outstanding	2,749,469
Common stock outstanding	14,177,220

Biodel Inc.
(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

May 2011 Offering	December 31, 2012
Stock price	$2.35
Exercise price	$9.92
Risk-free interest rate	0.36%
Expected remaining term	3.38
Expected volatility	80%
Dividend yield	0%
Warrants outstanding	2,256,929
Common stock outstanding	14,177,220

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three months ended December 31, 2012 loss per share calculation since their inclusion would be anti-dilutive.

11. Commitments

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company’s former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with the Company that were conditioned upon his signing the release. The Company recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the fiscal quarter ended December 31, 2010. As of December 31, 2012, the Company has paid the total of $1,360 in salary, bonus and benefits continuation per the terms of the agreement.

Leases

As of December 31, 2012, the Company leased three facilities in Danbury, Connecticut.

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

Lease expense for the three months ended December 31, 2011 and 2012 were $162 and $165, respectively.

12. Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and reports these receipts on the statement of operations as a separate line item entitled “Government Grants.” The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of concentrated ultra-rapid-acting insulin formulations and liquid glucagon formulations, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $580 thousand each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $196 thousand during the three months ended December 31, 2012 and corresponding income and a receivable were recorded.

13. Subsequent event

In January 2013, the Company renewed two of the lease agreements with Mulvaney Properties LLC to lease two facilities located in Danbury, Connecticut for one year beginning February 1, 2013 until January 31, 2014, at a total lease and operating cost of approximately $144.

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

•

the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•

our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence preclinical development and clinical trials of that formulation;

•

the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•

our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

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

•

the ability of our contract manufacturing organizations to produce our products in our final dosage form;

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these formulations as our “ultra-rapid-acting” insulin formulations. In addition to our RHI-based formulations, we are using our formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the “rapid-acting” mealtime insulin analogs, but they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing liquid glucagon formulations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia and a concentrated RHI-based insulin formulation using the same or similar technologies we use to develop our ultra-rapid-acting insulin formulations.

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its submitted form and that we should conduct two new Phase 3 clinical trials using our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback that the FDA provided to us at a meeting in January 2011, we decided to study newer RHI-based formulations in earlier stage clinical trials. The objective of these clinical trials was to identify an RHI-based formulation with pharmacokinetic and pharmacodynamic profiles similar to the Linjeta™ formulation, but with improved injection site toleration characteristics. These earlier stage clinical trials evaluated the pharmacokinetic, pharmacodynamic and injection site toleration profiles of our product candidates relative to Humalog®, a rapid-acting insulin analog.

In September 2011, we announced that two newer formulations, BIOD-105 and BIOD-107, did not demonstrate our target profile in Phase 1 clinical trials. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top line results from that trial in April 2012. Both BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and injection site toleration profiles. Based on our assessment of these two formulations, we selected BIOD-123 as our lead RHI-based product candidate, and in the third calendar quarter of 2012, we began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and is expected to enroll approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. This trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations. We are also developing formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

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

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2012 private placement. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $3.7 million for the three months ended December 31, 2012. As of December 31, 2012, we had a deficit accumulated during the development stage of $199.8 million. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 74% and 33%, respectively, of the expenses that we have incurred since our inception.

As of December 31, 2012, we had approximately $34.3 million in cash and cash equivalents compared to $39.1 million in cash and cash equivalents as of September 30, 2012. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

Financial Operations Overview

Revenues

To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval, or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

Research and Development Expenses

Research and development expenses consist of the costs associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting preclinical studies and clinical trials, manufacturing efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

•

conduct additional formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations and, possibly, study our ultra-rapid-acting insulin analog-based formulations in early stage clinical trials; and

•

conduct the research necessary to select a lead formulation for our liquid glucagon rescue product candidate and commence preclinical development studies and clinical trials of that formulation.

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

In July and September 2012, we received two National Institutes of Health (NIH) awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2011	2012	2012
	(in thousands)
Research and development expenses:
Preclinical expenses	$975	$1,528	$24,166
Manufacturing expenses	585	515	39,446
Clinical/regulatory expenses	793	2,692	83,823
Total	$2,353	$4,735	$147,435

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

•

the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•

our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence preclinical development and clinical trials of that formulation;

•

the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•

our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

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

•

the ability of our contract manufacturing organizations to produce our products in our final dosage form;

•

our commercialization, marketing and manufacturing capabilities and strategies; and

•

our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

A change in the outcome of any of these variables with respect to the development of ultra-rapid-acting insulin formulations or our liquid glucagon formulation could mean a significant change in the costs and timing associated with product development.

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

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $4.8 million for the 2012 warrants and $9.4 million for the 2011 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model used for the 2012 warrants were the remaining term of the warrants, a common stock price of $2.97 per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0.62% and an expected volatility rate of 98%. The significant assumptions for the model used for the 2011 warrants were the remaining term of the warrants, a common stock price of $2.97 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 0.31% and an expected volatility rate of 82%. The liability for both the 2012 and 2011 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption “Adjustment to fair value of common stock warrant liability.”

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control — subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2013.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to preclinical study and clinical trial accruals, stock-based compensation and income taxes are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2012

Revenue. We did not recognize any revenue during the three months ended December 31, 2011 or 2012.

Research and Development Expenses.

	Three Months Ended December 31,		Increase
	2011	2012	$	%
	(in thousands)
Research and Development	$2,353	$4,735	$2,382	101.2%
Percentage of net loss	52.3%	129.1%

Research and development expenses were $4.7 million for the three months ended December 31, 2012, an increase of $2.4 million, or approximately 101.2%, from $2.4 million for the three months ended December 31, 2011.The increase is primarily due to $1.8 million in expenses associated with the conduction of our Phase 2 clinical trial of BIOD-123, which commenced in the fourth quarter of the fiscal year ended September 30, 2012 and was ongoing during the first quarter of our 2013 fiscal year. We also incurred approximately $0.2 million in expenses associated with our Phase 1 clinical trial of BIOD-238 and BIOD-250, which commenced in the fourth quarter of the fiscal year ended September 30, 2012 and was ongoing during the first quarter of our 2013 fiscal year. Additionally, stock-based compensation expenses were $0.1 million for the three months ended December 31, 2012, compared to $0.3 million for the three months ended December 31, 2011.

In July and September 2012, we received two National Institutes of Health awards for the development of concentrated ultra-rapid-acting insulin formulations and glucagon formulation for use in an artificial pancreas. The July 2012 award is an award for two years, totals approximately $0.6 million and is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. We began development work on the concentrated ultra-rapid-acting insulin formulation during the quarter ended September 30, 2012. For the quarter ended December 31, 2012, we recorded grant income of approximately $0.2 million.

The September 2012 award is an award for two years, totals approximately $0.6 million and is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. We began development work related to this grant during the quarter ending March 31, 2013.

General and Administrative Expenses.

	Three Months Ended December 31,		Decrease
	2011	2012	$	%
	(in thousands)
General and Administrative	$2,020	$1,370	$650	32.2%
Percentage of net loss	44.9%	37.3%

General and administrative expenses were approximately $1.4 million for the three months ended December 31, 2012, a decrease of $0.7 million, or 32.2%, from $2.0 million for the three months ended December 31, 2011. This decrease is primarily attributable to a decrease of $0.4 million in stock-based compensation expense. In addition, general and administrative expenses have decreased from prior year due to $0.2 million of bonus expense in current year being allocated to research and development.

Interest and Other Income.

	Three Months Ended December 31,		Decrease
	2011	2012	$	%
	(in thousands)
Interest and Other Income	$24	$16	$8	33.3%
Percentage of net loss	0.5%	0.4%

Interest and other income was $16 thousand for the three months ended December 31, 2012, compared to $24 thousand for the three months ended December 31, 2011. The decrease was primarily due to lower cash balances and lower interest rates in the three months ended December 31, 2012.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended December 31,		Decrease
	2011	2012	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$145	$(2,228)	$2,373	N/A%
Percentage of net loss	3.2%	60.2%

The change to fair value of common stock warrant liability during the quarter ended December 31, 2011 was primarily a result of the increase in the price of the common stock from $2.16 per share at September 30, 2011 to $2.44 per share at December 31, 2011. The change to fair value of common stock warrant liability during the quarter ended December 31, 2012 was primarily a result of the decrease in the price of the common stock from $2.97 per share at September 30, 2012 to $2.35 per share at December 31, 2012.

Net Loss and Net Loss per Share

	Three Months Ended December 31,		Decrease
	2011	2012	$	%
	(in thousands)
Net loss	$(4,501)	$(3,669)	$832	18.5%
Net loss per share	$(0.47)	$(0.26)

Net loss was $3.7 million, or $(0.26) per share, for the three months ended December 31, 2012, compared to $4.5 million, or $(0.47) per share, for the three months ended December 31, 2011. The decrease in net loss was primarily attributable to the expenses, described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At December 31, 2012, we had cash and cash equivalents totaling approximately $34.3 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $4.7 million for the three months ended December 31, 2012 and $3.7 million for the three months ended December 31, 2011. Net cash used in operating activities for the three months ended December 31, 2012 primarily reflects the net loss for the period, offset in part by decreases in stock-based compensation and depreciation and amortization expenses, adjustments to the fair value of warrant liability, and increases in grants receivable, prepaid expenses, accounts payable and accrued expenses. Net cash used in operating activities for the three months ended December 31, 2011 primarily reflects the net loss for the period, offset in part by decreases in stock-based compensation and depreciation and amortization expenses, adjustments to the fair value of warrant liability, and increases in prepaid expenses, accounts payable and accrued expenses. Increases in net cash used in operating activities for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, are primarily due to the expenses associated with our ongoing Phase 2 clinical trial of BIOD-123, and increased costs associated with our ongoing research and development activities.

Net cash used in investing activities was $87 thousand for the three months ended December 31, 2012 and $0 for the three months ended December 31, 2011. Net cash used in investing activities for the three months ended December 31, 2012 primarily reflects the purchase of lab equipment.

Net cash provided by financing activities was $6 thousand for the three months ended December 31, 2012 and $20 thousand for the three months ended December 31, 2011 and primarily reflects proceeds from the sale of our common stock through our employee stock purchase plan.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate or a liquid glucagon formulation. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to have them participate in the development and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

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

•

the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•

our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence preclinical development and clinical trials of that formulation;

•

the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•

our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

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

•

the ability of our contract manufacturing organizations to produce our products in our final dosage form;

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

We will need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.

Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $3.7 million for the quarter ended December 31, 2012. As of December 31, 2012, we had a deficit accumulated during the development stage of approximately $199.8 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior Linjeta™ formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, and our liquid glucagon formulations.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•

conduct clinical trials to study formulations of RHI- and insulin analog-based ultra-rapid-acting formulations that may be associated with less injection site discomfort than the Linjeta™ formulation;

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

•

conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of one or more insulin pen and glucagon injection devices intended for use with our product candidates;

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

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting RHI- or insulin analog-based formulation or a liquid glucagon formulation, we may need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

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

•

the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•

our ability to conduct the development work necessary to select a lead formulation for our liquid glucagon product candidate for the rescue treatment of severe hypoglycemia and commence preclinical development and clinical trials of that formulation;

•

the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•

our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

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

•

the ability of our contract manufacturing organizations to produce our products in our final dosage form;

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ were not sufficient to obtain marketing approval for the Linjeta™ formulation, and we chose to advance new formulations into the clinic. Clinical trials of our first two new formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation, demonstrated pharmacokinetic, pharmacodynamic and injection site toleration characteristics consistent with our target product profile in a Phase 1 clinical trial, we have generated limited real-time stability data with this formulation.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, we cannot assure you that our program to advance RHI- or insulin analog-based formulations will be successful or will offer improvements over the Linjeta™ formulation that we submitted to the FDA in our NDA. Some of our formulations offer advantages in terms of injection site toleration, but may not perform as well as the Linjeta™ formulation in terms of the overall pharmacokinetic and pharmacodynamic profile. Some of our insulin analog-based formulations under development appear to be absorbed as rapidly as Linjeta™, but are less stable in accelerated testing. For example, BIOD-238 and BIOD-250 do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations. We may be unable to develop new RHI- or insulin analog-based formulations with pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics that are acceptable to us, a potential strategic partner or the FDA.

Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of clinical trials in the United States. While BIOD-238 and BIOD 250, which are formulated by adding our proprietary excipients to the marketed presentation of Humalog®, were the subject of a Phase 1 clinical trial in Australia, we expect that we would need to conduct toxicology studies before advancing our insulin analog-based formulations into a Phase 1 clinical trial in the United States.

We have limited experience with developing pharmaceutical preparations of glucagon.

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. In addition, we have limited experience with some of the technologies we use to stabilize our liquid glucagon formulations. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, we previously expected to complete the necessary development work for a liquid glucagon formulation to allow us to file an NDA for a glucagon rescue product by the end of the second calendar quarter of 2014. However, we have not, to date, selected a lead liquid glucagon formulation to advance into clinical trials, because we have not yet achieved in the preclinical studies of our prototype formulations a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue product to be commercially successful. As a result, we intend to continue our development work with our liquid glucagon formulations into the first calendar quarter of 2013. We cannot forecast when we will have, and we may never have, sufficient pharmacokinetic, pharmacodynamic and stability data to select a lead formulation to advance into preclinical development and clinical trials.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently decided to advance alternate formulations, including BIOD-105, BIOD-107, BIOD-123 and BIOD-125 into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy, toleration and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed rapid acting insulin analogs. In the future, we plan to conduct all of our clinical trials using an insulin analog as the comparator. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

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

•

establishing that, with regard to an RHI- or insulin analog based-formulation, the formulation is well-tolerated in chronic use;

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

•

the supply, stability or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•

the effects of our product candidates may not be the desired effects, may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials in late 2013.

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

Risks Related to Our Dependence on Third Parties

Use of third parties to manufacture our product candidates may increase the risks that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, or that our contract manufacturers will not be able to manufacture our products in their final dosage form. In any such case, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

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

We have not entered into any long-term or exclusive agreements for the supply of one or more insulin analogs, vials, cartridges, pre-filled syringes or injection devices, some or all of which we would need to procure in significant quantities if we were to commercialize any of our product candidates.

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

We believe our ultra-rapid-acting insulin formulations and our liquid glucagon formulation for use as a rescue product qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin and glucagon, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The FDA may not agree that our product candidates are approvable pursuant to Section 505(b)(2) NDAs. There is no specific guidance available for Section 505(b)(2) NDAs for insulin or glucagon. In addition, while there is precedent for a glucagon product being approved under a Section 505(b)(2) NDA, we are not aware of any insulin product that has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our product candidates might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other state and federal regulatory authorities. These requirements include, in the case of the FDA, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted in a misleading manner or for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other state and federal entities actively enforce the laws and regulations prohibiting misleading promotion and the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

BIODEL INC.
Dated: February 14, 2013	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.