Form 10-Q
period 2013-03-31
Biodel Inc
filed 2013-05-13
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

(203) 796-5000

(Registrant's telephone number, including area code)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☒ No

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of May 10, 2013 there were 14,242,967 shares of the registrant's common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2012 and March 31, 2013 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2012 and 2013 and for the period from December 3, 2003 (inception) to March 31, 2013	2

Consolidated Condensed Statements of Stockholders' Equity for the period from December 3, 2003 (inception) to March 31, 2013 (unaudited)	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2012 and 2013 and for the period from December 3, 2003 (inception) to March 31, 2013	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signatures	54
EX-10.1
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2012	March 31, 2013
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,050	$27,901
Restricted cash	60	60
Taxes receivable	34	34
Grant receivable	88	29
Other receivables	9	—
Prepaid and other assets	295	953

Total current assets	39,536	28,977
Property and equipment, net	1,552	1,314
Intellectual property, net	46	45

Total assets	$41,134	$30,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$285	$312
Accrued expenses:
Clinical trial expenses	488	111
Payroll and related	1,248	790
Accounting and legal fees	244	239
Severance	141	286
Other	273	130
Income taxes payable	101	97

Total current liabilities	2,780	1,965

Common stock warrant liability	7,338	5,226
Other long term liabilities	—	122

Total liabilities	10,118	7,313
Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 5,419,551 issued and outstanding	54	54
Common stock, $.01 par value; 62,500,000 shares authorized; 14,174,545 and 14,201,997 issued and outstanding	142	142
Additional paid-in capital	226,913	227,809
Deficit accumulated during the development stage	(196,093)	(204,982)

Total stockholders' equity	31,016	23,023

Total liabilities and stockholders' equity	$41,134	$30,336

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2012	2013	2012	2013	2013
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,643	3,044	4,996	7,778	150,478
Government grant	—	(29)	—	(224)	(312)
General and administrative	1,830	2,096	3,851	3,466	67,228

Total operating expenses	4,473	5,111	8,847	11,020	217,394
Other (income) and expense:
Interest and other income	(17)	(12)	(41)	(28)	(5,674)
Interest expense	—	—	—	—	78
Adjustment to fair value of common stock warrant liability	(146)	116	(1)	(2,112)	(11,959)
Loss on settlement of debt	—	—	—	—	627

Loss before tax provision (benefit)	(4,310)	(5,215)	(8,805)	(8,880)	(200,466)
Tax provision (benefit)	6	5	13	9	(544)

Net loss	(4,316)	(5,220)	(8,818)	(8,889)	(199,922)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(4,316)	$(5,220)	$(8,818)	$(8,889)	$(204,982)

Net loss per share — basic and diluted	$(0.45)	$(0.37)	$(0.91)	$(0.63)

Weighted average shares outstanding — basic and diluted	9,688,559	14,182,451	9,681,135	14,179,219

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Inception (December 3, 2003)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to employees	183,126	2	—	—	—	—	(2)	—	—	—
January 2004 Proceeds from sale of common stock	1,145,306	11	—	—	—	—	1,343	—	—	1,354
Net loss	—	—	—	—	—	—	—	—	(774)	(774)

Balance, September 30, 2004	1,328,432	13	—	—	—	—	1,341	—	(774)	580
Additional stockholder contributions	—	—	—	—	—	—	514	—	—	514
Stock-based compensation	—	—	—	—	—	—	353	—	—	353
Shares issued to employees and directors for services	10,658	—	—	—	—	—	61	—	—	61
July 2005 Private placement — Sale of Series A preferred stock, net of issuance costs of $379	—	—	569,000	6	—	—	2,460	—	—	2,466
Founder's compensation contributed to capital	—	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	—	(3,383)	(3,383)

Balance, September 30, 2005	1,339,090	13	569,000	6	—	—	4,792	—	(4,157)	654
Stock-based compensation	—	—	—	—	—	—	1,132	—	—	1,132
July 2006 Private placement — Sale of Series B preferred stock, net of issuance costs of $1,795	—	—	—	—	5,380,711	54	19,351	—	—	19,405
July 2006 — Series B preferred stock units issued July 2006 to settle debt	—	—	—	—	817,468	8	3,194	—	—	3,202
Shares issued to employees and directors for services	988	—	—	—	—	—	23	—	—	23
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	603	—	(603)	—
Net loss	—	—	—	—	—	—	—	—	(8,068)	(8,068)

Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2006	1,340,078	$13	569,000	$6	6,198,179	$62	$29,095	$—	$(12,828)	$16,348
May 2007 Proceeds from sale of common stock	1,437,500	14	—	—	—	—	78,741	—	—	78,755
Conversion of preferred stock on May 16, 2007	1,601,749	16	(569,000)	(6)	(6,198,179)	(62)	52	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,224	—	—	4,224
Shares issued to employees, non-employees and directors for services	732	—	—	—	—	—	16	—	—	16
Stock options exercised	885	—	—	—	—	—	5	—	—	5
March 2007 Warrants exercised	659,226	7	—	—	—	—	416	—	—	423
Deemed dividend — warrants	—	—	—	—	—	—	4,457	—	(4,457)	—
Net loss	—	—	—	—	—	—	—	—	(22,548)	(22,548)

Balance, September 30, 2007	5,040,170	50	—	—	—	—	117,006	—	(39,833)	77,223
Proceeds from sale of common stock	815,000	8	—	—	—	—	46,809	—	—	46,817
Issuance of restricted stock	2,428	—	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	6,503	—	—	6,503
Stock options exercised	43,600	1	—	—	—	—	901	—	—	902
Warrants exercised	19,802	—	—	—	—	—	112	—	—	112
Net unrealized loss on Marketable Securities	—	—	—	—	—	—	—	(62)	—	(62)
Proceeds from sale of stock — ESPP	3,596	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	(43,361)	(43,361)

Balance, September 30, 2008	5,924,596	$59	—	$—	—	$—	$171,684	$(62)	$(83,194)	$88,487

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2008	5,924,596	$59	—	$—	—	—	$171,684	$(62)	$(83,194)	$88,487
Stock-based compensation	—	—	—	—	—	—	5,064	—	—	5,064
Stock options exercised	4,413	—	—	—	—	—	25	—	—	25
Net unrealized gain on Marketable Securities	—	—	—	—	—	—	—	62	—	62
Proceeds from the sale of stock — ESPP	21,863	—	—	—	—	—	170	—	—	170
Net loss	—	—	—	—	—	—	—	—	(43,270)	(43,270)

Balance, September 30, 2009	5,950,872	59	—	—	—	—	$176,943	—	(126,464)	50,538
Registered direct financing	599,550	6	—	—	—	—	8,706	—	—	8,712
Initial value of warrants issued in a registered direct	—	—	—	—	—	—	(2,915)	—	—	(2,915)
Stock-based compensation	—	—	—	—	—	—	5,621	—	—	5,621
Stock options exercised	8,076	—	—	—	—	—	68	—	—	68
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	1	—	1
Proceeds from the sale of stock — ESPP	41,393	1	—	—	—	—	324	—	—	325
Net loss	—	—	—	—	—	—	—	—	(38,290)	(38,290)

Balance, September 30, 2010	6,599,891	66	—	—	—	—	188,747	$1	(164,754)	24,060
Registered direct financing	3,018,736	30	1,813,944	18	—	—	27,913	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	104	—	—	—	—	—	—	—	—	—
Warrants exercised	10,549	—	—	—	—	—	50	—	—	50
Common stock issued upon settlement of RSUs	15,537	—	—	—	—	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from the sale of stock — ESPP	17,051	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)

Balance, September 30, 2011	9,661,868	96	1,813,944	18	—	—	212,310	$—	(175,346)	37,078
Proceeds from the sale of unregistered securities	4,250,020	43	—	—	3,605,607	36	16,999	—	—	17,078
Initial value of warrants issued in private placement financing	—	—	—	—	—	—	(4,832)	—	—	(4,832)
Stock-based compensation	—	—	—	—	—	—	1,828	—	—	1,828
Proceeds from the sale of stock — ESPP	10,776	—	—	—	—	—	27	—	—	27
Common Stock issued upon settlement of RSUs issued in place of cash bonuses, net of taxes	191,719	2	—	—	—	—	582	—	—	584
Common stock issued upon settlement of RSUs	60,409	1	—	—	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,747)	(20,747)
Company repurchase of fractional shares from the reverse stock split	(247)	—	—	—	—	—	—	—	—	—

Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Stock-based compensation	—	—	—	—	—	—	890	—	—	890
Common stock issued upon settlement of RSUs, net of taxes	24,777	—	—	—	—	—	—	—	—	—
Sales of stock — ESPP	2,675	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	—	—	(8,889)	(8,889)

Balance, March 31, 2013 (unaudited)	14,201,997	$142	1,813,944	$18	3,605,607	$36	$227,809	$—	$(204,982)	$23,023

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2012	2013	2013
Cash flows from operating activities:
Net loss	$(8,818)	$(8,889)	$(199,922)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	326	5,129
Founder's compensation contributed to capital	—	—	271
Stock-based compensation for employees and directors	1,179	890	28,514
Stock-based compensation for non-employees	—	—	2,274
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	246
Write-off of loan to related party	—	—	41
Adjustment to fair value of common stock warrant liability	(1)	(2,112)	(11,959)
(Increase) decrease in:
Income taxes receivable	—	—	(34)
Grant receivable	—	60	(28)
Other receivables	1	8	(1)
Prepaid expenses and other assets	(221)	(658)	(953)
Increase (decrease) in:
Accounts payable	(108)	27	312
Income taxes payable	(6)	(4)	97
Accrued expenses and long term liabilities	220	(716)	2,483

Total adjustments	1,446	(2,179)	27,019

Net cash used in operating activities	(7,372)	(11,068)	(172,903)

Cash flows from investing activities:
Purchase of property and equipment	(6)	(87)	(6,436)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	—	31,614
Capitalized intellectual properties	—	—	(298)
Loan to related party	—	—	(41)

Net cash used in investing activities	(6)	(87)	(6,775)

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2012	2013	2013
Cash flows from financing activities:
Restricted cash	$(1,500)	$—	$(60)
Options exercised	—	—	1,000
Warrants exercised	—	—	585
Net proceeds from employee stock purchase plan	21	6	827
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685
Net proceeds from sale of unregistered common stock — private placement	—	—	8,585
Net proceeds from sale of common stock	—	—	161,018
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	—	8,491

Net cash (used in) provided by financing activities	(1,479)	6	207,579

Net (decrease) increase in cash and cash equivalents	(8,857)	(11,149)	27,901

Cash and cash equivalents, beginning of period	38,701	39,050

Cash and cash equivalents, end of period	$29,844	27,901	27,901

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	6	12	338
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$—	$12,353
Warrants issued in connection with unregistered common stock private placement	—	—	4,832
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, "Biodel" or the "Company", and formerly Global Positioning Group Ltd.) is a development stage specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned subsidiary in the United Kingdom in October 2011 ("Biodel UK Limited"). This subsidiary has been inactive since its inception.

The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company's most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these formulations as its "ultra-rapid-acting" insulin formulations. In addition to the Company's RHI-based formulations, the Company is using its formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company's RHI-based formulations and are designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs; however, they may present characteristics that are different from those offered by the Company's RHI-based formulations.

In May 2012, the Company selected two RHI-based formulations, BIOD-123 and BIOD-125, to study in a Phase 1 clinical trial. Based on its assessment of these two formulations, the Company selected BIOD-123 as its lead RHI-based product candidate, and in the third calendar quarter of 2012, the Company began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and has enrolled approximately 130 randomized patients with Type 1 diabetes. The Company expects to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

In the third calendar quarter of 2012, the Company began enrolling patients in a Phase 1 clinical trial in Australia that evaluated the pharmacokinetic and injection site toleration profiles of two insulin analog-based formulations, BIOD-238 and BIOD-250, relative to Humalog®. BIOD-238 and BIOD-250 generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. In January 2013, the Company announced top-line results from this clinical trial, which demonstrated that both formulations met the target pharmacokinetic profile for an analog-based ultra-rapid-acting insulin, and that BIOD-250 met the target injection site toleration profile. The Company does not expect to study these formulations in additional clinical trials because they were formulated by adding proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with the target product profile. Accordingly, the Company is continuing the formulation development work to improve the stability characteristics of the ultra-rapid-acting insulin analog-based formulations as the Company develops formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

In addition to the Company's ultra-rapid-acting insulin formulation program, the Company is developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. To date, a lead product candidate has not been selected to advance into clinical trials. The Company is continuing to conduct preclinical testing to develop presentations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that the Company believes would be required for a glucagon rescue treatment product to be commercially successful.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

GAAP") have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2012 audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The Company is in the development stage, as defined by Financial Accounting Standards Board ("FASB") ASC 915 (prior authoritative literature: Statement of Financial Accounting Standards No. 7), "Accounting and Reporting by Development Stage Enterprises", as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 7.)

2. Restricted Cash

Restricted cash was $60 as of September 30, 2012 and March 31, 2013. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

3. Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, and accounts payable, approximate their fair values due to their short term maturities.

ASC Topic 820 ("ASC 820", originally issued as SFAS No. 157, Fair Value Measurements) applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

As of September 30, 2012 and March 31, 2013, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2012 and March 31, 2013 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 10). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$27,901	$27,901	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	27,961	27,961	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(5,226)	—	—	(5,226)
Subtotal	(5,226)	—	—	(5,226)

Total	$22,735	$27,961	$—	$(5,226)

Description	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,050	$39,050	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	39,110	39,110	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(7,338)	—	—	(7,338)
Subtotal	(7,338)	—	—	(7,338)

Total	$31,772	$39,110	$—	$(7,338)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2012	$(7,338)
Decrease in fair value of common stock warrant liability	2,112
Balance at March 31, 2013	$(5,226)

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and March 31, 2013:

Description	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Derivative liabilities related to Warrants	$—	$—	$7,338	$7,338	$—	$—	$5,226	$5,226

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

5. Stock-Based Compensation

In March 2010, the stockholders of the Company approved a new 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. Stock options are granted at an exercise price equal to the Company's closing stock price on the date of the grant. Stock options vest over a period of up to four years with a contractual life of seven years. The Company estimates the fair value using the Black-Scholes pricing model. The Company uses the following assumptions in its Black Scholes valuation calculations:

Risk-free rate - The Company uses interest rates based on the yield of US Treasury strips on the date the award is granted and the expected term of the award.

Forfeitures - The Company estimates forfeitures based on actual historical and estimated future forfeitures.

Dividends - The Company has assumed that dividends will not be paid.

Volatility - The Company uses its historical volatility.

Expected term - The expected option term represents the period that stock based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, ("SAB No. 107"), which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost for the three and six months ended March 2013 was $346 and $890, respectively. In comparison, the total compensation cost for the three and six months ended March 2012 was $337 and $1,179, respectively.

At March 31, 2013, the total compensation cost related to non-vested options not yet recognized was $1,460, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the six months ended March 31, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2012	1,546,454	$27.80		$—
Granted	482,000	2.43		—
Forfeited, expired	(45,157)	5.64		—
Outstanding options, March 31, 2013	1,983,297	$22.14	5	252

Exercisable options, March 31, 2013	1,243,153	$32.84	4	$23

The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2012 and 2013 are determined as discussed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Expected life (in years)	3.77	2.39 - 3.77	3.00 - 4.75	2.39 - 4.75
Expected volatility	74%	80 - 87%	58 - 76%	80 - 90%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.44%	0.25 - 0.36%	0.39 - 0.91%	0.25 - 0.75%
Weighted average grant date fair value	$2.36	$2.86	$2.56	$2.43

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

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

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 7.5%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

differ, from the estimate.For the three and six months ended March 31, 2013, the Company distributed 36,851 and 36,851 RSUs, respectively. In comparison, for the three and six months ended March 31, 2012, the Company distributed 53,524 and 53,524 RSUs, respectively.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Stock compensation expense — RSUs	$207	$110	$318	$199

At March 31, 2013, there was $328 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods, the last period of which is the first quarter of fiscal year 2014.

The following table summarizes RSU activity from October 1, 2012 through March 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2012	68,153	$10.51
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(24,777)	10.26
RSUs withheld for tax payments	(12,074)	10.26
Non-vested and outstanding RSU balance at March 31, 2013	31,302	$10.48

2005 Employee Stock Purchase Plan

The Company's 2005 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by its board of directors and approved by its stockholders on March 20, 2007. The Purchase Plan became effective upon the closing of the Company's initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and six months ended March 31, 2013 was $3 and $(7), respectively. In comparison, for the three and six months ended March 31, 2012, the Company expensed $5 and $8, respectively.

An aggregate of 475,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

March 31, 2012 and 2013, a total of 357,524 and 377,646 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of March 31, 2012 and 2013, the Company has issued 92,476 and 97,354 shares, respectively, under the Purchase Plan.

6. Reverse Stock Split

On June 11, 2012, the Company amended its certificate of incorporation in order to effect a one-for-four reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 25,000,000 (reduced from 100,000,000 authorized shares). As a result of the reverse stock split, each share of Company common stock outstanding at the effective time was automatically changed into one-quarter of a share of common stock. No fractional shares were issued in connection with the reverse stock split, and cash of $0.3 was paid in lieu of fractional shares. Also as a result of the reverse stock split, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company's stock plans have been reduced by a factor of four. There was no alteration to the par value of the common stock or any modification of the voting rights or other terms thereof. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse stock split for all periods reported.

7. Stockholders' Equity

On November 1, 2012, the Company's shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock, and on December 20, 2012, the Company amended its certificate of incorporation in order to effect an increase in the number of shares of its authorized common stock, par value $.01, from 25,000,000 to 62,500,000 shares.

8. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 ("ASC 740-10-25"), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2010 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") upon a 50% or more change in ownership in the Company within a three-year period. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company has determined that ownership change, under Section 382, occurred as a result of the May 2011financing and therefore, the ability to utilize its current NOLs is further limited.

The Company has approximately $51 million of NOLs, which, if not used, expire beginning in 2024 through 2032.

The Company's effective tax rate for the three and six months ended March 31, 2012 and 2013 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

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

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2013	2012	2013
Common shares underlying warrants issued for common stock	2,280,748	5,006,398	2,280,748	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	453,486	453,486	453,486
Common shares issuable upon conversion of Series B Preferred Stock	—	3,605,607	—	3,605,607
Stock options	1,537,916	1,983,297	1,537,916	1,983,297
Restricted stock units outstanding	342,353	31,302	342,353	31,302

10. Financings

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement.

Each share of Series B Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock, holders of Series B Preferred Stock and holders of the Company's Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

As required by the Securities Purchase Agreement, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") on July 27, 2012, which was within 30 days after the closing of the 2012 Private Placement. The Registration Statement, which was declared effective on August 13, 2012, registers the resale of the shares of common stock and Series B Preferred Stock issued and sold in the 2012 Private Placement, the shares of common stock issuable upon conversion of the Series B Preferred Stock issued and sold in the 2012 Private Placement, and the shares of common stock issuable upon exercise of the warrants issued and sold in the 2012 Private Placement. Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to pay liquidated damages to the purchasers in the 2012 Private Placement if, after effectiveness of the Registration

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Statement and subject to certain specified exceptions, the Company suspends the use of the Registration Statement or the Registration Statement ceases to remain continuously effective as to all the securities for which it is required to be effective (each such event, a "Registration Default"). Subject to specified exceptions, for each 30-day period or portion thereof during which a Registration Default remains uncured, the Company is obligated to pay liquidated damages to each purchaser in cash in an amount equal to 1.0% of the aggregate purchase price paid by each such purchaser in the 2012 Private Placement, up to a maximum of 8.0% of such aggregate purchase price. As of the date of these financial statements, the Company does not believe that it is probable that it will be obligated to pay any such liquidated damages. Accordingly, the Company has not established an accrual for liquidated damages.

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

At March 31, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $3,959. In comparison, the fair value of the warrant liability at September 30, 2012 was $5,633.

During the three and six months ended March 31, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $(200) and $(1,674), respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from date of issuance to March 31, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2012 through March 31, 2013:

Balance at September 30, 2012	$5,633
Decrease in fair value of common stock warrant liability	(1,674)
Balance at March 31, 2013	$3,959

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering.

Each share of Series A Preferred Stock is convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors.

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

At March 31, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $1,267. In comparison, the fair value of the warrant liability at September 30, 2012 was $1,705.

During the three and six months ended March 31, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $316 and $(438), respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2012 to March 31, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2012 through March 31, 2013:

Balance at September 30, 2012	$1,705
Decrease in fair value of common stock warrant liability	(438)
Balance at March 31, 2013	$1,267

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of March 31, 2013, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of March 31, 2013, the Company estimated such fair value using the following assumptions:

June 2012 Financing	March 31, 2013
Stock price	$2.84
Exercise price	$2.66
Risk-free interest rate	0.77%
Expected remaining term	4.24
Expected volatility	73%
Dividend yield	—
Warrants outstanding	2,749,469

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

May 2011 Offering	March 31, 2013
Stock price	$2.84
Exercise price	$9.92
Risk-free interest rate	0.36%
Expected remaining term	3.13
Expected volatility	81%
Dividend yield	—
Warrants outstanding	2,256,929

Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Term of Warrants. This is the period of time over which the warrant is expected to remain outstanding and is based on management's estimate, taking into consideration the remaining contractual life.

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and six months ended March 31, 2013 loss per share calculation since their inclusion would be anti-dilutive.

11. Commitments

Leases

As of March 31, 2013, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space in January 2013 for one year. This lease provides for annual basic lease payments of $68, plus operating expenses of $30, totaling $98.

The Company also renewed its lease agreement for additional office space adjacent to its laboratory space in January 2013 for one year. This lease provides for annual basic lease payments of $31, plus operating expenses of $15, totaling $46.

In October 2007, the Company amended its lease for its corporate office, which increased the term from five years to seven years beginning on August 1, 2007 and ending on July 31, 2014. The renewal option was also amended from a five year to a seven year term. This lease provides for annual basic lease payments of $357, plus operating expenses.

Rent expense for the three and six months ended March 31, 2013, was $152 and $317, respectively. In comparison, rent expense for the three and six months ended March 31, 2012, was $163 and $325, respectively.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

12. Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and reports these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $582 and $583, respectively. Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012. Work on the grant for the stable glucagon formulation started in January 2013. The Company reported grant income of $29 and $224 respectively, for the three and six months ended March 31, 2013. Corresponding income and a receivable were recorded.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to complete our ongoing Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to select a lead product candidate for glucagon intended as a rescue treatment for severe hypoglycemia and commence preclinical development and clinical trials of that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

•our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

•our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•our commercialization, marketing and manufacturing capabilities and strategies; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of this Form 10-Q (see Part II-Item 1A below) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs currently used to treat patients with Type 1 and Type 2 diabetes. We, therefore, refer to these formulations as our "ultra-rapid-acting" insulin formulations. In addition to our RHI-based formulations, we are using our formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as our RHI-based formulations and are designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs; however, they may present characteristics that are different from those offered by our RHI-based formulations. We are also developing stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia and a concentrated RHI-based insulin formulation using the same or similar technologies we use to develop our ultra-rapid-acting insulin formulations.

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

In September 2011, we announced that two newer RHI-based formulations, BIOD-105 and BIOD-107, did not demonstrate our target profile in Phase 1 clinical trials. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top line results from that trial in April 2012. Both BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and injection site toleration profiles. Based on our assessment of these two formulations, we selected BIOD-123 as our lead RHI-based product candidate, and in the third calendar quarter of 2012, we began enrolling patients in a Phase 2 clinical trial of BIOD-123. This Phase 2 clinical trial is designed to assess the clinical impact of BIOD-123 relative to Humalog®. The trial is being conducted at investigative centers in the United States and has enrolled approximately 130 randomized patients with Type 1 diabetes. We expect to announce top-line results from this Phase 2 clinical trial in the third calendar quarter of 2013.

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

In addition to our ultra-rapid-acting insulin formulation program, we are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. To date, we have not selected a lead product candidate to advance into clinical trials. We are continuing to conduct preclinical testing to develop presentations that achieve a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue treatment product to be commercially successful.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2012 private placement. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $5.2 million and $8.9 million, respectively, for the three and six months ended March 31, 2013. As of March 31, 2013, we had a deficit accumulated during the development stage of $205.0 million. As of March 31, 2013 we had approximately $28.0 million in cash and cash equivalents compared to $39.1 million in cash and cash equivalents as of September 30, 2012. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

Research and Development Expenses

Research and development expenses consist of the costs associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting preclinical studies and clinical trials, manufacturing efforts and activities related to regulatory filings. Our research and development expenses consist of:

•external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;

•employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development and manufacturing activities; and

•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting insulin formulations and our stable glucagon presentations. We anticipate that our research and development expenses for the fiscal year ending September 30, 2013 will increase as compared to the fiscal year ended September 30, 2012, as we continue to:

•study BIOD-123 in a Phase 2 clinical trial;

•conduct additional formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations and, possibly, study our ultra-rapid-acting insulin analog-based formulations or concentrated RHI-based insulin formulations in early stage clinical trials; and

•conduct the research necessary to select a lead product candidate for a glucagon rescue product and commence preclinical development studies and clinical trials with that product candidate.

Over the longer term, we anticipate that these expenses will increase further as we:

•conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and a stable glucagon presentation, including one or more pivotal clinical trials required for FDA approval of NDAs for these product candidates; and

•purchase active pharmaceutical ingredients and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs for our ultra-rapid-acting insulin formulations, including BIOD-123, BIOD-238 and BIOD-250, and our stable glucagon presentations. Substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation respectively, for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2012	2013	2012	2013	2013
	(in thousands)
Research and development expenses:
Preclinical expenses	$909	$1,082	$1,883	$2,608	$25,247
Manufacturing expenses	638	638	1,223	1,153	40,084
Clinical/regulatory expenses	1,096	1,324	1,890	4,017	85,147
Total	$2,643	$3,044	$4,996	$7,778	$150,478

The following table illustrates, for the three and six months ended March 31, 2012 and 2013, our research and development costs by project. Inception to date is not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Ultra-rapid-acting insulin formulations:
RHI-based	$819	$986	$1,467	$2,979
Insulin analog-based	516	403	772	869
Stable Glucagon	267	384	419	935
Concentrated RHI-based formulations	—	62	—	62
Other	1,041	1,209	2,338	2,933
Total	$2,643	$3,044	$4,996	$7,778

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to complete our ongoing Phase 2 clinical trial of BIOD-123, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to select a lead product candidate for glucagon intended as a rescue treatment for severe hypoglycemia and commence preclinical development and clinical trials of that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

•our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•our commercialization, marketing and manufacturing capabilities and strategies; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $4.8 million for the 2012 warrants and $9.4 million for the 2011 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model used for the 2012 warrants were the remaining term of the warrants, a common stock price of $2.97per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0. 62% and an expected volatility rate of 98%. The significant assumptions for the model used for the 2011 warrants were the remaining term of the warrants, a common stock price of $2.97 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 0.31% and an expected volatility rate of 82%. The liability for both the 2012 and 2011 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption "Adjustment to fair value of common stock warrant liability."

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control - subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2013.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to research and development costs, warrant liability, and stock-based compensation are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies

and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

Revenue. We did not recognize any revenue during the three months ended March 31, 2012 or 2013.

Research and Development Expenses.

	Three Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Research and Development	$2,643	$3,044	$401	15.2%
Percentage of net loss	61%	58%

Research and development expenses were $3.0 million for the three months ended March 31, 2013, an increase of $0.4 million, or approximately 15.2%, from $2.6 million for the three months ended March 31, 2012. This increase is primarily due to $0.5 million in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123, which commenced in the fourth quarter of the fiscal year ended September 30, 2012. We also incurred approximately $0.1 million in expenses associated with our Phase 1 clinical trial of BIOD-238 and BIOD-250. This is offset by $0.3 million in expenses incurred in the three months ended March 31 2012, but not in the same period for 2013, for our Phase 1 clinical trial of BIOD-123 and BIOD-125. For the three months ended March 31, 2013, we adjusted the allocation of bonus expense between research and development and general and administrative, which increased research and development expenses by $0.1 million when compared to the three months ended March 31, 2012.

Stock-based compensation included in research and development expenses were $0.1 million for the three months ended March 31, 2013 and the three months ended March 31, 2012.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas.

The July 2012 grant is an award for two years, totals approximately $582 thousand and is intended to fund research to develop a proprietary ultra-rapid-acting insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. We began development work related to this grant during the three months ended September 30, 2012. To date, we have recognized the entire grant income for year one, of $291 thousand, of which $7 thousand remains as a grant receivable at March 31, 2013.The September 2012 grant is an award for two years, totals approximately $583 thousand and is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. We began development work related to this grant during the three months ended March 31, 2013. To date, we have recognized grant income of $22 thousand, which remains as a grant receivable at March 31, 2013.

General and Administrative Expenses.

	Three Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
General and Administrative	$1,830	$2,096	$266	14.5%
Percentage of net loss	42%	40%

General and administrative expenses were approximately $2.1 million for the three months ended March 31, 2013, an increase of $0.3 million, or 14.5%, from $1.8 million for the three months ended March 31, 2012. This increase is primarily attributable to a one time increase of $0.4 million in personnel costs associated with severance benefits for one former employee. For the three months ended March 31, 2013, we adjusted the allocation of bonus expense between research and development and general and administrative, which decreased general and administrative expenses by $0.1 million when compared to the three months ended March 31, 2012.

Stock-based compensation expenses were $0.3 million for the three months ended March 31, 2013, compared to $0.2 million for the three months ended March 31, 2012.

Interest and Other Income.

	Three Months Ended March 31,		Decrease
	2012	2013	$	%
	(in thousands)
Interest and Other Income	$17	$12	$5	29.4%
Percentage of net loss	0%	0%

Interest and other income was $12 thousand for the three months ended March 31, 2013, compared to $17 thousand for the three months ended March 31, 2012. The decrease was primarily due to lower cash balances and lower interest rates in the three months ended March 31, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(146)	$116	$262	179.5%
Percentage of net loss	3.0%	2.0%

The change to fair value of common stock warrant liability during the three months ended March 31, 2012 was primarily a result of the decrease in the price of the common stock from $2.44 per share at December 31, 2011 to $2.36 per share at March 31, 2012. The change to fair value of common stock warrant liability during the three months ended March 31, 2013 was primarily a result of the increase in the price of the common stock from $2.35 per share at December 31, 2012 to $2.84 per share at March 31, 2013.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Net loss	$(4,316)	$(5,220)	$904	20.9%
Net loss per share	$(0.45)	$(0.37)

Net loss was $5.2 million, or $(0.37) per share, for the three months ended March 31, 2013, compared to $4.3 million, or $(0.45) per share, for the three months ended March 31, 2012. The increase in net loss was primarily attributable to the increased expenses described above. The decrease in net loss per share reflects our issuance of additional shares of common stock in our June 2012 private placement. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2013

Revenue. We did not recognize any revenue during the six months ended March 31, 2012 or 2013.

Research and Development Expenses.

	Six Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Research and Development	$4,996	$7,778	$2,782	55.7%
Percentage of net loss	57%	88%

Research and development expenses were $7.8 million for the six months ended March 31, 2013, an increase of $2.8 million, or 55.7%, from $5.0 million for the six months ended March 31, 2012. This increase is primarily due to $2.3 million in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123, which commenced in the fourth quarter of the fiscal year ended September 30, 2012. We also incurred approximately $0.3 million in expenses associated with our Phase 1 clinical trial of BIOD-238 and BIOD-250. This is offset by $0.3 million in expenses incurred in the six months ended March 31, 2012, but not in the same for 2013, for our Phase 1 clinical trial of BIOD-123 and BIOD-125. Additionally, professional fees increased by $0.1 million for the six months ended March 31, 2013.

Research and development expenses for the six months ended March 31, 2012 and 2013 include $0.5 million and $0.6 million, respectively, in stock-based compensation expense.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas.

The July 2012 grant is an award for two years, totals approximately $582 thousand and is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. We began development work related to this grant during the quarter ended September 30, 2012.To date, we have recognized the entire grant income for year one, of $291 thousand, of which $7 thousand remains as a grant receivable at March 31, 2013.

The September 2012 grant is an award for two years, totals approximately $583 thousand and is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. We began development work related to this grant during the three months ended March 31, 2013. To date, we have recognized grant income of $22 thousand, which remains as a grant receivable at March 31, 2013.

General and Administrative Expenses.

	Six Months Ended March 31,		Decrease
	2012	2013	$	%
	(in thousands)
General and Administrative	$3,851	$3,466	$385	10.0%
Percentage of net loss	44%	39%

General and administrative expenses were approximately $3.5 million for the six months ended March 31, 2013, a decrease of $0.4 million, or 10%, from $3.9 million for the six months ended March 31, 2012. This decrease is primarily attributable to decreased stock-based compensation costs of $0.3 million and decreased professional fees of $0.1 million. In addition, general and administrative expenses have decreased from prior year due to $0.3 million of bonus expense in the current year being allocated to research and development. These decreases are offset by a one time increase of $0.4 million in personnel costs associated with severance benefits for one employee.

General and administrative expenses for the six months ended March 31, 2012 and 2013 include $0.7 million and

$0.4 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Six Months Ended March 31,		Decrease
	2012	2013	$	%
	(in thousands)
Interest and Other Income	$41	$28	$13	31.7%
Percentage of net loss	0%	0%

Interest and other income was $28 thousand for the six months ended March 31, 2013, compared to $41 thousand for the six months ended March 31, 2012. The decrease was primarily due to lower cash balances and lower interest rates in the six months ended March 31, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Six Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(1)	$(2,112)	$2,111	NA
Percentage of net loss	0%	24%

The change to fair value of common stock warrant liability during the six months ended March 31, 2012 relates to the May 2011 warrant and is primarily a result of a variable fluctuation in stock price that resulted in a minimal change. The change to fair value of common stock warrant liability during the six months ended March 31, 2013 was primarily a result of the decrease in the price of the common stock from $2.97 per share at September 30, 2012 to $2.84 per share at March 31, 2013.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Increase
	2012	2013	$	%
	(in thousands)
Net loss	$(8,818)	$(8,889)	$(71)	0.81%
Net loss per share	$(0.91)	$(0.63)

Net loss was $8.9 million, or $(0.63) per share, for the six months ended March 31, 2013 compared to $8.8 million, or $(0.91) per share, for the six months ended March 31, 2012. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At March 31, 2013, we had cash and cash equivalents totaling approximately $27.9 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $11.1 million for the six months ended March 31, 2013 and $7.4 million for the six months ended March 31, 2012. This increase was primarily due to the expenses associated with our ongoing Phase 2 clinical trial of BIOD-123 and increased costs associated with our ongoing research and development activities.

Net cash used in investing activities was $87 thousand for the six months ended March 31, 2013 and $6 thousand for the six months ended March 31, 2012. This increase was primarily due to the purchase of laboratory equipment.

Net cash provided by (used in) financing activities was $6 thousand for the six months ended March 31, 2013 and $(1.5) million for the six months ended March 31, 2012. Net cash provided by financing activities for the six months ended March 31, 2013 primarily reflects proceeds from the sale of our common stock through our employee stock purchase plan. Net cash used in financing activities for the six months ended March 31, 2012 primarily reflects restricted cash held in an escrow account in connection with an arbitration proceeding that has since concluded. A portion of the funds placed in escrow were returned to us in August 2012 upon conclusion of the arbitration.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development programs for an ultra-rapid-acting insulin product candidate or a stable glucagon presentation. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to have them participate in the development and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to complete our ongoing Phase 2 clinical trial of BIOD-123 and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to select a lead product candidate for glucagon intended as a rescue treatment for severe hypoglycemia and commence preclinical development and clinical trials of that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

•our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•our commercialization, marketing and manufacturing capabilities and strategies; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $5.2 million for the quarter ended March 31, 2013 and $8.9 million six months ended March 31, 2013. As of March 31, 2013, we had a deficit accumulated during the development stage of approximately $205.0 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior Linjeta™ formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, and our stable glucagon presentations.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•conduct clinical trials to study RHI- and insulin analog-based ultra-rapid-acting formulations that may be associated with less injection site discomfort than the Linjeta™ formulation;

•conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations and our stable glucagon presentations, or purchase rights related to proprietary technologies that are compatible with our product candidates;

•conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and a stable glucagon presentation, including one or more pivotal clinical trials required for FDA approval of the NDAs;

•produce validation batches of our product candidates to support one or more NDAs;

•conduct additional work necessary to support an NDA for a stable glucagon presentation, including conducting toxicology studies and human factor studies using the intended commercial product;

•conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of one or more insulin pen and glucagon injection devices intended for use with our product candidates;

•purchase active pharmaceutical ingredients and other materials consistent with our existing contractual obligations; and

•conduct clinical development of our other product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including developing proprietary insulin and glucagon product candidates with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics and then successfully completing preclinical testing and clinical trials for these formulations, obtaining regulatory approval for these formulations and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting RHI- or insulin analog-based formulation or a stable glucagon presentation, we may need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2014. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to complete our ongoing Phase 2 clinical trial of BIOD-123 and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to select a lead product candidate for glucagon intended as a rescue treatment for severe hypoglycemia and commence preclinical development and clinical trials of that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project real-time stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our ultra-rapid-acting RHI- and insulin analog-based product candidates or our glucagon rescue product candidates;

•our ability to secure approval by the FDA for our product candidates under Section 505(b)(2) of the FFDCA;

•our ability to conduct pivotal clinical trials and other tests or analyses required by the FDA to secure approval to commercialize an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

•our ability to enforce our patents for our product candidates and our ability to secure additional patents for our product candidates;

•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations, which have not yet been shown to be clinically superior to existing rapid-acting insulin analogs;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•our commercialization, marketing and manufacturing capabilities and strategies; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ were not sufficient to obtain marketing approval for the Linjeta™ formulation, and we chose to advance new formulations into the clinic. Clinical trials of our first two new RHI-based formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation, demonstrated pharmacokinetic, pharmacodynamic and injection site toleration characteristics consistent with our target product profile in a Phase 1 clinical trial, we have generated limited real-time stability data with this formulation.

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

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. In addition, we have limited experience with some of the technologies we use to stabilize our glucagon presentations. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, we previously expected to complete the necessary development work for a stable glucagon presentation to allow us to file an NDA for a glucagon rescue product by the end of the second calendar quarter of 2014. However, we have not, to date, selected a lead product candidate to advance into clinical trials, because we have not yet achieved in the preclinical studies of our prototype formulations a combination of pharmacokinetic, pharmacodynamic and stability characteristics that we believe would be required for a glucagon rescue product to be commercially successful. As a result, we intend to continue our development work with our stable glucagon presentations into the second calendar quarter of 2013. We cannot forecast when we will have, and we may never have, sufficient pharmacokinetic, pharmacodynamic and stability data to select a lead product candidate to advance into preclinical development and clinical trials.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently decided to advance alternate formulations, including BIOD-105, BIOD-107, BIOD-123, BIOD-125, BIOD-238 and BIOD-250 into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy, toleration and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we have generated to date has compared one or more of our ultra-rapid-acting formulations to recombinant human insulin, which is known to have a slower onset of action than the currently marketed rapid acting insulin analogs. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. The commercial success of our product candidates will depend on several factors, including the following:

•successful completion of preclinical development and clinical trials;

•our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•establishing that, with regard to an RHI- or insulin analog based-formulation, the formulation is well-tolerated in chronic use;

•establishing that, with regard to a stable glucagon presentation for use as a rescue product, the commercial presentation can be administered effectively by patient caregivers with limited or no training;

•establishing commercial manufacturing capabilities through arrangements with third-party manufacturers;

•launching commercial sales of the products, whether alone or in collaboration with others;

•competition from other products; and

•continued acceptable safety and toleration profiles of the products following approval.

If our clinical trials are delayed or do not produce positive results, we may incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials of ultra-rapid-acting insulin formulations or stable glucagon presentations can occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate, any of which would result in significant delays;

•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•the cost of our clinical trials may be greater than we anticipate;

•the supply, stability or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•the effects of our product candidates may not be the desired effects, may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•be delayed in obtaining or discontinue our efforts to obtain marketing approval;

•not be able to obtain marketing approval;

•obtain approval for indications that are not as broad as intended; or

•have the product removed from the market after obtaining marketing approval.

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

Any undesirable side effects that might be caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

•a change in the labeling statements or withdrawal of FDA or other regulatory approval of the product;

•a change in the way the product is administered; or

•the need to conduct additional clinical trials.

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

The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•the willingness and ability of patients and the healthcare community to adopt our products;

•the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;

•the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•the convenience and ease of administration of our product candidates relative to existing treatment methods;

•the label and promotional claims allowed by the FDA, such as, in the case of an RHI- or insulin analog-based formulation, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, expiry dating and required handling conditions;

•the pricing and reimbursement of our product candidates relative to existing treatments; and

•marketing and distribution support for our product candidates.

Our ultra-rapid-acting insulin formulations have not yet been shown to be clinically superior to existing rapid-acting insulin analogs. It may be difficult for us to demonstrate superiority in the future because we anticipate that the primary endpoint of any pivotal clinical trial that we might conduct with an ultra-rapid-acting insulin product candidate would be non-inferiority to the comparator drug product. In addition, we are aware of other companies with expertise in protein stabilization that are developing stable glucagon presentations. If these formulations are easier to use than any product that we may develop, such as by allowing for room temperature storage, our products, even if approved by the FDA, may not achieve commercial success.

The successful development of our product candidates may depend upon our ability to collaborate with or license technology from third parties.

Our ultra-rapid-acting insulin analog-based formulations and our stable glucagon presentations are at early stages of development. In order for us to meet our projected milestones for these programs, we must obtain reliable sources of active pharmaceutical ingredients and other related materials and supplies. Our leading candidates for a stable glucagon presentation are dependent upon licenses we have obtained to proprietary third-party technology, the termination of which may materially harm our efforts to commercialize a glucagon rescue product. We may also continue to study additional third-party proprietary stabilization technologies for use in these programs. Even if these studies are successful, we cannot assure you that we will be able to license any third-party technologies on terms that would be acceptable to us.

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

Our future revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in other markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective; and

•neither experimental nor investigational.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we may develop;

•injury to our reputation;

•withdrawal of clinical trial participants;

•costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of revenue; and

•the inability to commercialize any products that we may develop.

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

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. In 2011, Eli Lilly partnered with a French biotechnology company to develop a version of Humalog® that would demonstrate a more rapid onset of action. Additionally, Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials in late 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind's product candidate was not approved by the FDA and MannKind is currently conducting two additional Phase 3 clinical trials. MannKind has announced that it plans to resubmit a revised NDA in the third quarter of 2013. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A stable glucagon presentation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as an auto-injector device that integrates glucagon powder and a diluent into a dual chamber cartridge within that device and an auto-injector utilizing a concentrated, non-aqueous glucagon formulation. In addition, other companies with expertise in protein stabilization have announced that they have developed a stable glucagon presentation using FDA-approved injectable ingredients. We believe that at least one of these formulations of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly is developing a glucagon analog, which may also offer advantages over our stable glucagon presentations.

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

Many of our potential competitors have:

•significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize product candidates;

•more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•product candidates that have been approved or are in late-stage clinical development; or

•collaborative arrangements in our target markets with leading companies and research institutions.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•reliance on the third party for regulatory compliance and quality assurance;

•the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•the possible refusal by or inability of the third party to support our manufacturing programs in a time frame that we would otherwise prefer.

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of our ultra-rapid acting insulin formulations or our stable glucagon presentations in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

We need access to sufficient, reliable and affordable supplies of insulin, glucagon and other materials, such as vials, cartridges, prefilled syringes and, potentially, drug injection devices, for which we rely on various suppliers. We also must rely on those suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and glucagon in accordance with cGMP. We can make no assurances that our suppliers will comply with cGMP.

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

We have entered into a commercial supply agreement with a third party for the supply of glucagon that we intend to use in the manufacture of our glucagon rescue product candidate. However, we have not purchased significant quantities of glucagon from this third-party supplier and we do not anticipate doing so prior to the manufacture of validation batches of a proposed commercial product. Additionally, we have agreed to purchase an excipient used to stabilize one of our glucagon rescue candidate formulations from a third-party that has licensed its proprietary stabilization technologies to us. If this third-party is unable to supply us with sufficient quantities of the stabilizing excipient, our development program for a stable glucagon presentation may be materially harmed.

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

The following factors are important to our success:

•receiving patent protection for our product candidates;

•maintaining our trade secrets;

•not infringing on the proprietary rights of others; and

•preventing others from infringing on our proprietary rights.

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

In June 2012 we entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that we are using in the development of our stable glucagon presentations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to our stable glucagon presentations in jurisdictions that we may designate from time to time.

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

The individual active and inactive ingredients in our ultra-rapid-acting insulin formulations and our stable glucagon presentations have been known and used for many years and, therefore, are no longer subject to patent protection, except in proprietary combinations. Accordingly, our patent and pending applications are directed to the particular formulations of these ingredients in our products, and to their use. Although we believe our formulations and their uses are or will be patented and provide a competitive advantage, our patents may not prevent others from marketing formulations using the same active and inactive ingredients in different combinations.

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

We believe our ultra-rapid-acting insulin formulations and our stable glucagon presentation for use as a rescue product qualify for approval under Section 505(b)(2) of the FFDCA. Because we are developing new formulations of previously approved chemical entities, such as insulin and glucagon, our drug approval strategy is to submit Section 505(b)(2) NDAs to the FDA. We plan to pursue similar routes for submitting applications for our product candidates in foreign jurisdictions if available. The FDA may not agree that our product candidates are approvable pursuant to Section 505(b)(2) NDAs. There is no specific guidance available for Section 505(b)(2) NDAs for insulin or glucagon. In addition, while there is precedent for a glucagon product being approved under a Section 505(b)(2) NDA, we are not aware of any insulin product that has been approved under a Section 505(b)(2) NDA. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for our product candidates, the time and financial resources required to obtain FDA approval for our product candidates could substantially and materially increase, and our product candidates might be less likely to be approved. If the FDA requires full NDAs for our product candidates, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA's interpretation of Section 505(b)(2) is successfully challenged in court, the FDA may be required to change its interpretation of Section 505(b)(2) which could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit. The pharmaceutical industry is highly competitive, and it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. Moreover, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other state and federal regulatory authorities. These requirements include, in the case of the FDA, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted in a misleading manner or for uses that are not approved by the FDA as reflected in the product's approved labeling. The FDA and other state and federal entities actively enforce the laws and regulations prohibiting misleading promotion and the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with state or federal regulatory requirements, may result in actions such as:

•restrictions on such products' manufacturers or manufacturing processes;

•restrictions on the marketing or distribution of a product;

•requirements that we conduct new studies, make labeling changes, and implement Risk Evaluation and Mitigation Strategies;

•warning letters;

•withdrawal of the products from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of products;

•fines, restitution or disgorgement of profits or revenue;

•suspension or withdrawal of regulatory approvals;

•refusal to permit the import or export of our products;

•product embargo and/or seizure;

•injunctions; or

•imposition of civil or criminal penalties.

Changes in law, regulations, and policies may preclude approval of our product under a 505(b)(2) or make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.

In March 2010, the President signed into law legislation creating an abbreviated pathway for approval under the Public Health Service, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. This legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that Biodel's product be approved under the PHS Act rather than in a 505(b)(2) NDA. We would be unlikely to pursue approval of our RHI- or insulin analog-based product candidates if we were required to seek approval under the PHS Act rather than in a 505(b)(2) NDA.

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

Reports of side effects or safety concerns in related technology fields or in other companies' clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

At present, there are a number of clinical trials being conducted by us and by other pharmaceutical companies involving insulin or insulin delivery systems. The major safety concern with patients taking insulin is the occurrence of hypoglycemic events. If we discover that our product is associated with a significantly increased frequency of hypoglycemic or other adverse events, or if other pharmaceutical companies announce that they observed frequent or significant adverse events in their trials involving insulin or insulin delivery systems, we could encounter delays in the commencement or completion of our clinical trials or difficulties in obtaining the approval of our product candidates. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations, even if the concern relates to another company's product.

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

Among others, these provisions:

•establish a classified board of directors such that not all members of the board are elected at one time;

•allow the authorized number of our directors to be changed only by resolution of our board of directors;

•limit the manner in which stockholders can remove directors from the board;

•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•limit who may call stockholder meetings;

•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan or "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price has been and may continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•results of clinical trials of our product candidates or those of our competitors;

•regulatory or legal developments in the United States and other countries;

•variations in our financial results or those of companies that are perceived to be similar to us;

•developments or disputes concerning patents or other proprietary rights;

•the recruitment or departure of key personnel;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts' reports or recommendations;

•general economic, industry and market conditions; and

•the other factors described in this "Risk Factors" section.

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

We have paid no cash dividends on our capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Capital appreciation, if any, of our common stock will be investors' sole source of gain for the foreseeable future.

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth the information relating to repurchases of our equity securities during the three months ended March 31, 2013:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units purchased)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2013 to January 31, 2013	—	$—	—	$—
February 1, 2013 to February 28, 2013	—	—	—	—
March 1, 2013 to March 31, 2013	12,074	2.82	—	—

Total	12,074	$2.82	—	$—

(a)These shares were not purchased as part of publicly announced plans or programs. They represent the surrender of shares to us to satisfy employee withholding tax obligations related to the vesting of stock-based compensation awards.

Item 5. Other Information

On May 13, 2013, we entered into an At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co. LLC, or MLV, under which we may initially issue and sell shares of our common stock having aggregate sales proceeds of up to $14 million from time to time through MLV as our sales agent. The shares of our common stock to be sold under the sales agreement, if any, will be sold pursuant our registration statement filed with the SEC on May 13, 2013. No sales will be made by us pursuant to the sales agreement unless and until the registration statement is declared effective by the SEC.

Upon our delivery to MLV of a placement notice, and subject to the terms and conditions of the sales agreement, MLV may sell our common stock by any methods deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for our common stock in the United States, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or any other method permitted by law. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval. In acting as our sales agent, MLV has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares we specify in our placement notices. We or MLV may suspend or terminate the offering of our common stock upon notice and subject to other conditions.

We will pay MLV commissions for its services in acting as agent in the sale of our common stock at a commission rate of up to 3% of the gross sales price per share sold. We have agreed to provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

The foregoing description of the material terms of the sales agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the sales agreement, a copy of which has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
10.1	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between Biodel Inc. and MLV & Co. LLC.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.

Dated: May 13, 2013	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description
10.1	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between Biodel Inc. and MLV & Co. LLC.

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.