Form 10-Q
period 2013-06-30
Biodel Inc
filed 2013-08-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of July 31, 2013 there were 19,138,698 shares of the registrant's common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2012 and June 30, 2013 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2012 and 2013 and for the period from December 3, 2003 (inception) to June 30, 2013	2

Consolidated Condensed Statements of Stockholders' Equity for the period from December 3, 2003 (inception) to June 30, 2013 (unaudited)	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2012 and 2013 and for the period from December 3, 2003 (inception) to June 30, 2013	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1A. Risk Factors	37

Item 6. Exhibits	55

Signatures	56
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2012	June 30, 2013
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,050	$42,382
Restricted cash	60	60
Taxes receivable	34	18
Grant receivable	88	25
Other receivables	9	—
Prepaid and other assets	295	688

Total current assets	39,536	43,173
Property and equipment, net	1,552	1,157
Intellectual property, net	46	44

Total assets	$41,134	$44,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$285	$240
Accrued expenses:
Clinical trial expenses	488	199
Payroll and related	1,248	1,064
Accounting and legal fees	244	263
Severance	141	286
Other	273	432
Income taxes payable	101	75

Total current liabilities	2,780	2,559

Common stock warrant liability	7,338	9,657
Other long term liabilities	—	57

Total liabilities	10,118	12,273
Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 5,419,551 and 5,242,587 issued and outstanding	54	52
Common stock, $.01 par value; 62,500,000 shares authorized; 14,174,545 and 18,902,691 issued and outstanding	142	189
Additional paid-in capital	226,913	246,473
Deficit accumulated during the development stage	(196,093)	(214,613)

Total stockholders' equity	31,016	32,101

Total liabilities and stockholders' equity	$41,134	$44,374

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		December 3, 2003 (inception) to June 30,
	2012	2013	2012	2013	2013
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,956	3,568	7,952	11,346	154,046
Government grant	—	(25)	—	(249)	(337)
General and administrative	1,776	1,674	5,626	5,140	68,902

Total operating expenses	4,732	5,217	13,578	16,237	222,611
Other (income) and expense:
Interest and other income	(15)	(11)	(56)	(39)	(5,685)
Interest expense	—	—	—	—	78
Adjustment to fair value of common stock warrant liability	1,355	4,431	1,354	2,319	(7,528)
Loss on settlement of debt	—	—	—	—	627

Loss before tax provision (benefit)	(6,072)	(9,637)	(14,876)	(18,517)	(210,103)
Tax provision (benefit)	(21)	(6)	(8)	3	(550)

Net loss	(6,051)	(9,631)	(14,868)	(18,520)	(209,553)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(6,051)	$(9,631)	$(14,868)	$(18,520)	$(214,613)

Net loss per share — basic and diluted	$(0.52)	$(0.66)	$(1.44)	$(1.29)

Weighted average shares outstanding — basic and diluted	11,600,003	14,573,110	10,320,558	14,311,875

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

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Proceeds from sale of common stock	4,482,760	45	—	—	—	—	18,239	—	—	18,284
Preferred stock conversion	176,964	2	—	—	(176,964)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,216	—	—	1,216
Common stock issued upon settlement of RSUs, net of taxes	24,777	—	—	—	—	—	—	—	—	—
Stock options exercised	30,250	—	—	—	—	—	75	—	—	75
Sales of stock — ESPP	13,395	—	—	—	—	—	30	—	—	30
Net loss	—	—	—	—	—	—	—	—	(18,520)	(18,520)

Balance, June 30, 2013 (unaudited)	18,902,691	$189	1,813,944	$18	3,428,643	$34	$246,473	$—	$(214,613)	$32,101

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended June 30,		December 3, 2003 (inception) to June 30,
	2012	2013	2013
Cash flows from operating activities:
Net loss	$(14,868)	$(18,520)	$(209,553)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	484	5,287
Founder's compensation contributed to capital	—	—	271
Stock-based compensation for employees and directors	1,511	1,216	28,840
Stock-based compensation for non-employees	—	—	2,274
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	38	—	246
Write-off of loan to related party	—	—	41
Adjustment to fair value of common stock warrant liability	1,354	2,319	(7,528)
(Increase) decrease in:
Income taxes receivable	1	16	(18)
Grant receivable	—	64	(24)
Other receivables	1	8	(1)
Prepaid expenses and other assets	(10)	(393)	(688)
Increase (decrease) in:
Accounts payable	(42)	(45)	240
Income taxes payable	(28)	(26)	75
Accrued expenses and long term liabilities	230	(93)	3,106

Total adjustments	3,610	3,550	32,748

Net cash used in operating activities	(11,258)	(14,970)	(176,805)

Cash flows from investing activities:
Purchase of property and equipment	—	(87)	(6,436)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	—	31,614
Capitalized intellectual properties	—	—	(298)
Loan to related party	—	—	(41)

Net cash used in investing activities	—	(87)	(6,775)

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended June 30,		December 3, 2003 (inception) to June 30,
	2012	2013	2013
Cash flows from financing activities:
Restricted cash	$(1,000)	$—	$(60)
Options exercised	—	75	1,075
Warrants exercised	—	—	585
Net proceeds from employee stock purchase plan	27	30	851
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685
Net proceeds from sale of unregistered common stock — private placement	8,730	—	8,585
Net proceeds from sale of common stock	—	18,284	179,302
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	8,491	—	8,491

Net cash provided by financing activities	16,248	18,389	225,962

Net increase in cash and cash equivalents	4,990	3,332	42,382

Cash and cash equivalents, beginning of period	38,701	39,050	—

Cash and cash equivalents, end of period	$43,691	$42,382	$42,382

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	20	12	338
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$—	$12,353
Warrants issued in connection with unregistered common stock private placement	4,832	—	4,832
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584

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

The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company's most advanced program involves developing proprietary formulations of injectable recombinant human insulin, or RHI, designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs presently used to treat patients with Type 1 and Type 2 diabetes. The Company, therefore, refers to these formulations as its "ultra-rapid-acting" insulin formulations. In addition to the Company's RHI-based formulations, the Company is using its formulation technologies to develop new ultra-rapid-acting formulations of insulin analogs. These insulin analog-based formulations generally use the same or similar excipients as the Company's RHI-based formulations and are designed to be more rapid-acting than the "rapid-acting" mealtime insulin analogs; however, they may present characteristics that are different from those offered by the Company's RHI-based formulations. The Company is also developing stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia and concentrated RHI-based insulin formulations using the same or similar technologies the Company uses to develop its ultra-rapid-acting insulin formulations.

In April 2012, the Company announced top line results from a Phase 1 clinical trial of two ultra-rapid-acting RHI-based formulations - BIOD-123 and BIOD-125. Both BIOD-123 and BIOD-125 achieved the Company's target pharmacokinetic, pharmacodynamic and injection site toleration profiles. Based on the Company's assessment of these two formulations, the Company selected BIOD-123 as its lead RHI-based product candidate, and in the third calendar quarter of 2012, the Company began enrolling patients in a Phase 2 clinical trial of BIOD-123. The Phase 2 clinical trial of BIOD-123 is a randomized, open label, parallel group study conducted at 33 investigative centers in the United States. In the trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial is designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints include postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes. The trial completed patient dosing in the second calendar quarter of 2013. The Company expects to announce top line results in the third calendar quarter of 2013.

In addition to BIOD-123, the Company has other RHI-based formulations in earlier stages of development. In particular, the Company has conducted preclinical studies of a concentrated insulin formulation using the same excipients as BIOD-123. In June 2013, the Company presented data at the annual meeting of the American Diabetes Association from preclinical studies in diabetic swine, which indicated that the Company's concentrated RHI-based formulation had an onset of action more rapid than that of a commercially available concentrated RHI-based formulation and similar to that of rapid-acting Humalog®, which is not available in a concentrated presentation. The Company is taking steps to advance a proprietary concentrated insulin formulation into a Phase 1 clinical trial to assess whether such a formulation could address an unmet medical need for the growing population of severely insulin resistant Type 2 diabetes patients for whom no rapid-acting or ultra-rapid-acting concentrated insulins currently exist.

In January 2013, the Company announced top-line results from its Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. This trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met the Company's target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met the Company's target injection site toleration profile. The Company does not expect to study these formulations in additional clinical trials because they were formulated by adding the Company's proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with the

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Company's target product profile. Accordingly, the Company is continuing its formulation development work to improve the stability characteristics of its ultra-rapid-acting insulin analog-based formulations. The Company is also developing formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

In addition to the Company's ultra-rapid-acting insulin formulation program, the Company is developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. In June 2013, the Company announced plans to develop a novel glucagon rescue product to treat severe hypoglycemia using a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. The Company expects to submit an Investigational New Drug application to the FDA for its dual-chamber glucagon rescue product during the next 12 months and anticipates conducting a pivotal clinical trial in the second half of 2014. The Company is also conducting preclinical testing to develop liquid formulations of glucagon for hypoglycemic rescue and other indications.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2012 audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 6.)

2. Restricted Cash

Restricted cash was $60 as of September 30, 2012 and June 30, 2013. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of September 30, 2012 and June 30, 2013, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2012 and June 30, 2013 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 10). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$42,382	$42,382	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	42,442	42,442	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(9,657)	—	—	(9,657)
Subtotal	(9,657)	—	—	(9,657)

Total	$32,785	$42,442	$—	$(9,657)

Description	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,050	$39,050	$—	$—
Restricted cash (see Note 2)	60	60	—	—
Subtotal	39,110	39,110	—	—

Liabilities:
Common stock warrant liability (see Note 10)	(7,338)	—	—	(7,338)
Subtotal	(7,338)	—	—	(7,338)

Total	$31,772	$39,110	$—	$(7,338)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2012	$(7,338)
Increase in fair value of common stock warrant liability	(2,319)
Balance at June 30, 2013	$(9,657)

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and June 30, 2013:

Description	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Derivative liabilities related to Warrants	$—	$—	$7,338	$7,338	$—	$—	$9,657	$9,657

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

5. Stock-Based Compensation

In March 2013, the Company's stockholders approved an amendment to and restatement of the Company's 2010 Stock Incentive Plan (as amended and restated, the "2010 Plan"). The 2010 Plan replaced the Company's 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. Stock options are granted at an exercise price equal to the Company's closing stock price on the date of the grant. Stock options vest over a period of up to four years with a contractual life of seven years. The Company estimates the fair value using the Black-Scholes pricing model. The Company uses the following assumptions in its Black Scholes valuation calculations:

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total stock-based compensation cost for the three and nine months ended June 2013 which included stock based compensation charges related to the Company’s 2005 Employee Stock Purchase Plan and to restricted stock unit awards, were $326 and $1,216, respectively. In comparison, the total compensation cost for the three and nine months ended June 2012 was $332 and $1,511, respectively.

At June 30, 2013, the stock-based total compensation cost related to non-vested options not yet recognized was $1,116, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the nine months ended June 30, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2012	1,546,454	$27.80		$—
Granted	486,000	2.43		—
Exercised	(30,250)	2.48		12
Forfeited, expired	(72,528)	14.95		—
Outstanding options, June 30, 2013	1,929,676	$22.29	4	$1,134

Exercisable options, June 30, 2013	1,234,093	$32.60	4	$144

The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2012 and 2013 are determined as discussed below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Expected life (in years)	3.77-4.75	4.75	3.00 - 4.75	2.39 - 4.75
Expected volatility	59-72%	91%	58 - 76%	80 - 91%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.40-0.79%	0.39%	0.39 - 0.91%	0.25 - 0.75%
Weighted average grant date fair value	$2.96	$1.89	$2.54	$2.34

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU award that was granted to the Company's executive officers and employees represents one share of common stock. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that has vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and are expensed 50% the first year and 25% for each of the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 7.5%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. For the three months ended June 30, 2012 and 2013, the Company did not settle any RSUs. For the nine months ended June 30, 2013, the Company settled an aggregate of 36,851 RSUs and issued an aggregate of 24,777 shares, net of shares withheld to satisfy tax obligations, upon such settlement. In comparison, for the nine months ended June 30, 2012, the Company settled an aggregate of 53,524 RSUs and issued an aggregate of 53,524 shares upon such settlement.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Stock compensation expense — RSUs	$90	$76	$1,112	$275

At June 30, 2013, there was $126 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods, the last period of which is the first quarter of fiscal year 2014.

The following table summarizes RSU activity from October 1, 2012 through June 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2012	68,153	$10.51
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(24,777)	10.26
RSUs withheld for tax payments	(12,074)	10.26
Non-vested and outstanding RSU balance at June 30, 2013	31,302	$10.48

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and nine months ended June 30, 2013 was $8 and $1, respectively. In comparison, for the three and nine months ended June 30, 2012, the Company expensed $(1) and $7, respectively.

An aggregate of 475,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of June 30, 2012 and 2013, a total of 355,321 and 366,926 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of June 30, 2012 and 2013, the Company has issued 94,679 and 108,074 shares, respectively, under the Purchase Plan.

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

7. Stockholders' Equity

In November 2012, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock, and on December 20, 2012, the Company amended its certificate of incorporation in order to effect an increase in the number of shares of its authorized common stock, par value $.01, from 25,000,000 to 62,500,000 shares.

In June 2013, 176,964 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of common stock. As of June 30, 2013, there were outstanding 1,813,944 shares of Series A Convertible Preferred Stock and 3,428,643 shares of Series B Convertible Preferred Stock. The outstanding Series A Convertible Preferred Stock is convertible into an aggregate of 453,486 shares of common stock and the outstanding Series B Convertible Preferred Stock is convertible into an aggregate of 3,428,643 shares of common stock.

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

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company's effective tax rate for the three and nine months ended June 30, 2012 and 2013 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

9. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Common shares underlying warrants issued for common stock	3,213,284	5,006,398	3,213,284	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	453,486	453,486	453,486
Common shares issuable upon conversion of Series B Preferred Stock	3,605,607	3,428,643	3,605,607	3,428,643
Stock options	1,547,480	1,929,676	1,547,480	1,929,676
Restricted stock units outstanding	68,167	31,302	68,167	31,302

10. Financings

June 2013 Public Offering

On June 24, 2013, the Company completed an underwritten public offering of 4,482,760 shares of its common stock at a price to the public of $4.35 per share.  On July 22, 2013, after the completion of its third fiscal quarter, the Company issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment option. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $18.3 million in the third fiscal quarter and an additional $1.0 million in July after deducting underwriting discounts, commissions and expenses.

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

At June 30, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $7,045. In comparison, the fair value of the warrant liability at September 30, 2012 was $5,633.

During the three and nine months ended June 30, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $3,086 and $1,412, respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from date of issuance to June 30, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2012 through June 30, 2013:

Balance at September 30, 2012	$5,633
Increase in fair value of common stock warrant liability	1,412

Balance at June 30, 2013	$7,045

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

At June 30, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $2,612. In comparison, the fair value of the warrant liability at September 30, 2012 was $1,705.

During the three and nine months ended June 30, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $1,345 and $907, respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2012 to June 30, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2012 through June 30, 2013:

Balance at September 30, 2012	$1,705
Increase in fair value of common stock warrant liability	907
Balance at June 30, 2013	$2,612

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of June 30, 2013, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of June 30, 2013, the Company estimated such fair value using the following assumptions:

June 2012 Financing	June 30, 2013
Stock price	$4.18
Exercise price	$2.66
Risk-free interest rate	0.66%
Expected remaining term	3.99
Expected volatility	76%

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

June 2012 Financing	June 30, 2013
Dividend yield	—
Warrants outstanding	2,749,469

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

May 2011 Offering	June 30, 2013
Stock price	$4.18
Exercise price	$9.92
Risk-free interest rate	0.66%
Expected remaining term	2.88
Expected volatility	83%
Dividend yield	—
Warrants outstanding	2,256,929

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2013 loss per share calculation since their inclusion would be anti-dilutive.

11. Commitments

Leases

As of June 30, 2013, the Company leased three facilities in Danbury, Connecticut.

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

Rent expense for the three and nine months ended June 30, 2013, was $164 and $481, respectively. In comparison, rent expense for the three and nine months ended June 30, 2012, was $164 and $489, respectively.

Purchase Commitments

Commercial Supply Agreement for Glucagon

The Company has entered into a commercial supply agreement for the supply of glucagon. The Company may be obligated, from time to time, to purchase certain quantities of glucagon pursuant to a rolling forecast submitted by the Company under this agreement.

Customization and Commercial Supply Agreement with Unilife Medical Solutions, Inc.

The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc. (“Unilife”), a wholly owed subsidiary of Unilife Corporation, a company which designs, develops and manufactures advanced drug delivery devices. The agreement obligates Unlife to develop and supply dual chamber reconstitution devices to be used with the Company’s glucagon rescue product candidate. The Company is obligated to make payments to Unilife on the achievement of certain development milestones, including a payment of $700,000 upon the delivery devices meeting a target device profile to be approved by both parties.

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

12. Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and reports these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $582 and $583, respectively. Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012. Work on the grant for the stable glucagon formulation started in January 2013. The Company reported grant income of $25 and $249 respectively, for the three and nine months ended June 30, 2013. At June 30, 2013, the grant receivable was $25. In comparison, the grant receivable at September 30, 2012 was $88.

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

•our ability to collect and analyze the data from our Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, in a timely fashion, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

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

In April 2012, we announced top line results from a Phase 1 clinical trial of two ultra-rapid-acting RHI-based formulations - BIOD-123 and BIOD-125. Both BIOD-123 and BIOD-125 achieved our target pharmacokinetic, pharmacodynamic and injection site toleration profiles. Based on our assessment of these two formulations, we selected BIOD-123 as our lead RHI-based product candidate, and in the third calendar quarter of 2012, we began enrolling patients in a Phase 2 clinical trial of BIOD-123. The Phase 2 clinical trial of BIOD-123 is a randomized, open label, parallel group study conducted at 33 investigative centers in the United States. In the trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial is designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints include postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes. The trial completed patient dosing in the second calendar quarter of 2013. We expect to announce top line results in the third calendar quarter of 2013.

In addition to BIOD-123, we have other RHI-based formulations in earlier stages of development. In particular, we have conducted preclinical studies of a concentrated insulin formulation using the same excipients as BIOD-123. In June 2013, we presented data at the annual meeting of the American Diabetes Association from preclinical studies in diabetic swine, which indicated that our concentrated RHI-based formulation had an onset of action more rapid than that of a commercially available concentrated RHI-based formulation and similar to that of rapid-acting Humalog®, which is not available in a concentrated presentation. We are taking steps to advance a proprietary concentrated insulin formulation into a Phase 1 clinical trial to assess whether such a formulation could address an unmet medical need for the growing population of severely insulin resistant Type 2 diabetes patients for whom no rapid-acting or ultra-rapid-acting concentrated insulins currently exist.

In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use the same or similar excipients as BIOD-123 and are intended to be optimized for rapid absorption and injection site toleration. This trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our formulation development work to improve the stability characteristics of our ultra-rapid-acting insulin analog-based formulations. We are also developing formulations using the active pharmaceutical ingredient, rather than a marketed presentation, of an insulin analog.

In addition to our ultra-rapid-acting insulin formulation program, we are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. In June 2013, we announced plans to develop a novel glucagon rescue product to treat severe hypoglycemia using a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We expect to submit an Investigational New Drug application to the FDA for our dual-chamber glucagon rescue product during the next 12 months and anticipate conducting a pivotal clinical trial in the second half of 2014. We are also conducting preclinical testing to develop liquid formulations of glucagon for hypoglycemic rescue and other indications.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 underwritten public offering. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $9.6 million and $18.5 million, respectively, for the three and nine months ended June 30, 2013. As of June 30, 2013, we had a deficit accumulated during the development stage of $214.6 million. As of June 30, 2013 we had approximately $42.4 million in cash and cash equivalents compared to $39.1 million in cash and cash equivalents as of September 30, 2012. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

•employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development and manufacturing activities; and

•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and laboratory equipment and other supplies.

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

•incur costs associated with the completion of our Phase 2 clinical trial of BIOD-123;

•conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations, our concentrated insulin formulations and our liquid glucagon formulations, or purchase rights related to proprietary technologies that are compatible with our product candidates.

In fiscal year 2014 and beyond, we anticipate that these expenses will increase further as we:

•conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and our dual-chamber glucagon rescue product, including one or more pivotal clinical trials required for FDA approval of NDAs for these product candidates; and

•purchase active pharmaceutical ingredients and other materials to support our research and development activities.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs for our ultra-rapid-acting insulin formulations, including BIOD-123, BIOD-238 and BIOD-250, our concentrated insulin formulation and our stable glucagon presentations. Substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

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

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended June 30,		Nine Months Ended June 30,		December 3, 2003 (inception) to June 30,
	2012	2013	2012	2013	2013
	(in thousands)
Research and development expenses:
Preclinical expenses	$996	$1,158	$2,879	$3,768	$26,406
Manufacturing expenses	824	616	2,048	1,768	40,699
Clinical/regulatory expenses	1,136	1,794	3,025	5,810	86,941
Total	$2,956	$3,568	$7,952	$11,346	$154,046

The following table illustrates, for the three and nine months ended June 30, 2012 and 2013, our research and development costs by project. Inception to date is not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Ultra-rapid-acting insulin formulations:
RHI-based	$436	$1,446	$1,902	$4,304
Insulin analog-based	668	315	1,440	1,082

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Stable Glucagon	830	372	1,250	1,328
Concentrated RHI-based formulations	—	380	—	766
Other	1,022	1,055	3,360	3,866
Total	$2,956	$3,568	$7,952	$11,346

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

•our ability to collect and analyze the data from our Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, in a timely fashion, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation manufacturing process and design of our dual-chamber glucagon rescue product, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation expenses, in our executive, legal, accounting, finance and information technology functions. Other general and administrative expenses include travel expenses, costs associated with industry conventions, professional fees, such as legal and accounting fees and consulting costs and facility-related costs not otherwise allocated to research and development expense.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2013

Revenue. We did not recognize any revenue during the three months ended June 30, 2012 or 2013.

Research and Development Expenses.

	Three Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Research and development	$2,956	$3,568	$612	20.7%
Percentage of net loss	49%	37%

Research and development expenses were $3.6 million for the three months ended June 30, 2013, an increase of $0.6 million, or approximately 20.7%, from $3.0 million for the three months ended June 30, 2012. This increase is primarily due to $1.0 million in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123, which commenced in the fourth quarter of the fiscal year ended September 30, 2012. The increase was offset primarily by $0.3 million in expenses incurred in the three months ended June 30, 2012, but not in the same period for 2013, for our Phase 1 clinical trial of BIOD-123 and BIOD-125 and for purchases of lispro and glucagon active pharmaceutical ingredients for our product candidates. For the three months ended June 30, 2013, we adjusted the allocation of bonus expense between research and development and general and administrative, which increased research and development expenses by $0.1 million when compared to the three months ended June 30, 2012.

Stock-based compensation included in research and development expenses was $0.1 million for each of the three months ended June 30, 2013 and June 30, 2012.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas.

The July 2012 grant is an award for two years, totals approximately $582 thousand and is intended to fund research to develop a proprietary ultra-rapid-acting insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. We began development work related to this grant during the three months ended September 30, 2012. The September 2012 grant is an award for two years, totals approximately $583 thousand and is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. We began development work related to this grant during January 2013.

During the three months ended June 30, 2013, no grant income has been recognized from the July 2012 grant, and we have recognized $25 thousand in grant income from the September 2012 grant.

Year one of the July 2012 grant, which totals $291 thousand, has been recognized in full, with $88 thousand recognized during the fiscal year ended September 30, 2012 and the remaining $203 thousand recognized during this fiscal year.  Year two of the July 2012 grant is available for us to draw down upon beginning in August 2013, and we will begin recognizing year two income in that same period.

Year one of the September 2012 grant, which totals $289 thousand, has had $25 thousand recognized during the three months ended June 30, 2013.  At June 30, 2013, we have a remaining grant receivable from the September 2012 grant totaling $25 thousand.

General and Administrative Expenses.

	Three Months Ended June 30,		Decrease
	2012	2013	$	%
	(in thousands)
General and administrative	$1,776	$1,674	$102	5.7%

	Three Months Ended June 30,		Decrease
	2012	2013	$	%
	(in thousands)
Percentage of net loss	29%	17%

General and administrative expenses were approximately $1.7 million for the three months ended June 30, 2013, a decrease of $0.1 million, or 5.7%, from $1.8 million for the three months ended June 30, 2012. This decrease is primarily attributable to an adjustment to the allocation of bonus expense between research and development and general and administrative, which decreased general and administrative expenses by $0.1 million when compared to the three months ended June 30, 2012.

Stock-based compensation included in general and administrative expenses was $0.2 million for each of the three months ended June 30, 2013 and June 30, 2012.

Interest and Other Income.

	Three Months Ended June 30,		Decrease
	2012	2013	$	%
	(in thousands)
Interest and other income	$15	$11	$4	26.7%
Percentage of net loss	0%	0%

Interest and other income was $11 thousand for the three months ended June 30, 2013, compared to $15 thousand for the three months ended June 30, 2012. The decrease was primarily due to lower cash balances, prior to our June 2013 public offering, and lower interest rates in the three months ended June 30, 2013.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$1,355	$4,431	$3,076	227.0%
Percentage of net loss	22%	46%

The change to fair value of common stock warrant liability during the three months ended June 30, 2013 was primarily a result of an increase in the price of our common stock from $2.84 per share as of March 31, 2013 to $4.18 per share as of June 30, 2013. The change to fair value of common stock warrant liability during the three months ended June 30, 2012 was primarily a result of an increase in the price of our common stock from $2.36 per share as of March 31, 2012 to $2.58 per share as of June 30, 2012.

Net Loss and Net Loss per Share

	Three Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Net loss	$(6,051)	$(9,631)	$3,580	59.2%
Net loss per share	$(0.52)	$(0.66)

Net loss was $9.6 million, or $(0.66) per share, for the three months ended June 30, 2013, compared to $6.1 million, or $(0.52) per share, for the three months ended June 30, 2012. The increase in net loss was primarily attributable to the change in fair value of common stock warrant liability and an increase in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2013

Revenue. We did not recognize any revenue during the nine months ended June 30, 2012 or 2013.

Research and Development Expenses.

	Nine Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Research and development	$7,952	$11,346	$3,394	42.7%
Percentage of net loss	53%	60%

Research and development expenses were $11.3 million for the nine months ended June 30, 2013, an increase of $3.4 million, or 42.7%, from $8.0 million for the nine months ended June 30, 2012. This increase is primarily due to $3.6 million in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123, which commenced in the fourth quarter of the fiscal year ended September 30, 2012. We also incurred approximately $0.3 million in expenses associated with our Phase 1 clinical trial of BIOD-238 and BIOD-250. The increase is offset by $0.8 million in expenses incurred in the nine months ended June 30, 2012, but not in the same period for 2013, for our Phase 1 clinical trial of BIOD-123 and BIOD-125.

Stock-based compensation included in research and development expenses was $0.7 million for the nine months ended June 30, 2013, compared to $0.6 million for the nine months ended June 30, 2012.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 grant is an award for two years, totals approximately $582 thousand and is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. We began development work related to this grant during the quarter ended September 30, 2012. The September 2012 grant is an award for two years, totals approximately $583 thousand and is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. We began development work related to this grant during January 2013.

During the nine months ended June 30, 2013, we have recognized $203 thousand of the July 2012 grant and $46 thousand of the September 2012 grant.

Year one of the July 2012 grant, which totals $291 thousand, has been recognized in full, with $88 thousand recognized during the fiscal year ended September 30, 2012 and the remaining $203 thousand recognized during the nine months ended June 30, 2013. Year two of the July 2012 grant is available for us to draw down upon beginning in August 2013, and we will begin recognizing year two income in that same period.

Year one of the September 2012 grant, which totals $289 thousand, has had $46 thousand recognized during the nine months ended June 30, 2013 and $243 thousand is yet to be recognized.  At June 30, 2013, we have a remaining grant receivable from the September 2012 grant totaling $25 thousand.

General and Administrative Expenses.

	Nine Months Ended June 30,		Decrease
	2012	2013	$	%
	(in thousands)
General and administrative	$5,626	$5,140	$486	8.6%
Percentage of net loss	38%	28%

General and administrative expenses were approximately $5.1 million for the nine months ended June 30, 2013, a decrease of $0.5 million, or 8.6%, from $5.6 million for the nine months ended June 30, 2012. This decrease is primarily attributable to decreased stock-based compensation costs of $0.3 million and decreased professional fees of $0.2 million.

Stock-based compensation included in research and development expenses was $0.6 million for the nine months ended June 30, 2013, compared to $0.9 million for the nine months ended June 30, 2012.

Interest and Other Income.

	Nine Months Ended June 30,		Decrease
	2012	2013	$	%
	(in thousands)
Interest and other income	$56	$39	$17	30.4%
Percentage of net loss	0%	0%

Interest and other income was $39 thousand for the nine months ended June 30, 2013, compared to $56 thousand for the nine months ended June 30, 2012. The decrease was primarily due to lower cash balances, prior to our June 2013 public offering, and lower interest rates in the nine months ended June 30, 2013.

Adjustment to Fair Value of Common Stock Warrant Liability

	Nine Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$1,354	$2,319	$965	71.3%
Percentage of net loss	9%	13%

The change to fair value of common stock warrant liability during the nine months ended June 30, 2013 was primarily a result of an increase in the price of our common stock from $2.97 per share as of September 30, 2012 to $4.18 per share as of June 30, 2013. The change to fair value of common stock warrant liability during the nine months ended June 30, 2012 was primarily a result of an increase in the price of our common stock from $2.36 per share as of March 31, 2012 to $2.58 per share as of June 30, 2012.

Net Loss and Net Loss per Share

	Nine Months Ended June 30,		Increase
	2012	2013	$	%
	(in thousands)
Net loss	$(14,868)	$(18,520)	$3,652	24.6%
Net loss per share	$(1.44)	$(1.29)

Net loss was $18.5 million, or $(1.29) per share, for the nine months ended June 30, 2013 compared to $14.9 million, or $(1.44) per share, for the nine months ended June 30, 2012. The increase in net loss was primarily attributable to an increase in expenses associated with our ongoing Phase 2 clinical trial of BIOD-123 and the change in fair value of common stock warrant liability. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through aggregate gross proceeds of $26.6 million from our private financing transactions that we completed prior to our initial public offering. We received an aggregate of approximately $202 million from our initial public offering in May 2007, our follow-on offering in February 2008, our registered direct offerings in August 2010 and May 2011, our private placement in June 2012 and our public offering in June 2013.

At June 30, 2013, we had cash and cash equivalents totaling approximately $42.4 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $15.0 million for the nine months ended June 30, 2013 and $11.3 million for the nine months ended June 30, 2012. This increase was primarily due to the expenses associated with our ongoing Phase 2 clinical trial of BIOD-123 and increased costs associated with other ongoing research and development activities.

Net cash used in investing activities was $87 thousand for the nine months ended June 30, 2013 and $0 thousand for the nine months ended June 30, 2012. This increase was primarily due to the purchase of laboratory equipment.

Net cash provided by financing activities was $18.4 million for the nine months ended June 30, 2013 and $16.2 million for the nine months ended June 30, 2012. Net cash provided by financing activities for the nine months ended

June 30, 2013 primarily reflects proceeds from our June 2013 underwritten public offering. Net cash provided by financing activities for the nine months ended June 30, 2012 primarily reflects proceeds from our June 2012 private placement financing.

Funding Requirements

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second calendar quarter of 2015.We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development programs for an ultra-rapid-acting insulin product candidate or a stable glucagon presentation. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to have them participate in the development and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to collect and analyze the data from our Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, in a timely fashion, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $9.6 million for the quarter ended June 30, 2013 and $18.5 million nine months ended June 30, 2013. As of June 30, 2013, we had a deficit accumulated during the development stage of approximately $214.6 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior Linjeta™ formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, our concentrated insulin formulations and our stable glucagon presentations.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•conduct clinical trials to study RHI- and insulin analog-based ultra-rapid-acting formulations that may have different pharmacokinetic and pharmacodynamic profiles and be associated with less injection site discomfort than the Linjeta™ formulation;

•conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations, our concentrated insulin formulations and our liquid glucagon formulations, or purchase rights related to proprietary technologies that are compatible with our product candidates;

•conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and a stable glucagon presentation, including one or more pivotal clinical trials required for FDA approval of the NDAs;

•produce validation and registration batches of our product candidates to support one or more NDAs;

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

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second calendar quarter of 2015. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, including the resulting data from clinical trials of an ultra-rapid-acting insulin formulation or a stable glucagon presentation;

•our ability to collect and analyze the data from our Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, in a timely fashion, and the outcome of that trial;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•the results of our real-time stability programs for our RHI-, insulin analog- and glucagon-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

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

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ were not sufficient to obtain marketing approval for the Linjeta™ formulation, and we chose to advance new formulations into the clinic. Clinical trials of our first two new RHI-based formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation, demonstrated pharmacokinetic, pharmacodynamic and injection site toleration characteristics consistent with our target product profile in a Phase 1 clinical trial, we have manufactured a limited number of larger-scale batches of this formulation from which to generate real-time stability data.

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

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, we previously expected to complete the necessary development work for a stable liquid glucagon formulation to allow us to file an NDA for a glucagon rescue product by the end of the second calendar quarter of 2014. However, we have not, to date, been able to do so and have instead focused more of our resources on developing our dual-chamber glucagon rescue product candidate. As a result, our plans to submit an NDA for a glucagon rescue candidate product have been delayed.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently advanced alternate formulations, including BIOD-105, BIOD-107, BIOD-123, BIOD-125, BIOD-238 and BIOD-250 into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy, toleration and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date. Furthermore, much of the clinical data we generated for Linjeta™ compared our ultra-rapid-acting insulin formulation to recombinant human insulin, which is known to have a slower onset of action than the currently marketed rapid acting insulin analogs. We have limited ability to predict how our RHI- or insulin analog-based formulations will perform when compared to an insulin analog.

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

•competition from other products; and

•continued acceptable safety profiles of the products following approval.

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

Our ultra-rapid-acting insulin analog-based formulations and our stable glucagon presentations are at early stages of development. In order for us to meet our projected milestones for these programs, we must obtain reliable sources of active pharmaceutical ingredients and other related materials and supplies. Our leading candidates for a stable glucagon presentation are dependent upon licenses we have obtained to proprietary third-party technology, including the license we have obtained from Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, for a dual-chamber reconstitution device. The termination these licenses may materially harm our efforts to commercialize a glucagon rescue product. We may also continue to study additional third-party proprietary stabilization technologies for use in these programs. Even if these studies are successful, we cannot assure you that we will be able to license any third-party technologies on terms that would be acceptable to us.

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

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. In 2011, Eli Lilly partnered with a French biotechnology company, Adocia Inc., to develop an insulin analog that would demonstrate a more rapid onset of action. In 2013, Eli Lilly returned all rights to the program to Adocia. Additionally, Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials in late 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind's product candidate was not approved by the FDA and MannKind subsequently conducted and completed two additional Phase 3 clinical trials to support a revised NDA. MannKind has announced that it plans to resubmit a revised NDA in 2013. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A stable glucagon presentation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as potentially competitive auto-injector device being developed by Enject Corporation that integrates glucagon powder and a diluent into a dual-chamber cartridge within that device and an auto-injector utilizing a concentrated, non-aqueous glucagon formulation being developed by Xeris Corporation. In addition, other companies with expertise in protein stabilization, including Latitude Pharmaceuticals, have announced that they have developed a stable glucagon formulation using FDA-approved injectable ingredients. We believe that an intranasal formulation of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly, Novo Nordisk and Zealand Pharma A/S, a pharmaceutical company based in Denmark, may be developing glucagon analogs, which may also offer advantages over our stable glucagon presentations.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource to third parties all of the manufacturing required for our product candidates, including the dual-chamber reconstitution device for use with our glucagon rescue product candidate. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. We have recently relied on the University of Iowa to manufacture our product candidates, but we do not have any commercial manufacturing agreements in place with third parties.

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

We rely on third parties for design and engineering expertise relating to the development of devices we may use to administer the pharmaceutical preparations of our product candidates.

The success of certain of our product candidates is likely to depend heavily on the design of the devices being used for the administration of our pharmaceutical preparations. For example, while the dual-chamber reconstitution device we intend to use with our leading glucagon rescue product candidate is based on an existing technology platform developed by Unilife Corporation, the device is being customized by Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, for use in an emergency situation. We do not have internal engineering expertise relating to medical devices, and we therefore rely on Unilife Medical Solutions, Inc. to provide such expertise. If our collaboration with Unilife Medical Solutions, Inc. is not successful in this regard, our program to develop a glucagon rescue product will be materially harmed. Additionally, in order to maximize the commercial potential of our ultra-rapid-acting insulin product candidates, we will likely depend on one or more manufacturers of insulin pen injection devices to supply us with a commercially acceptable device. To date, we have not entered into any agreements for the supply of insulin pen injection devices and we cannot assure you that any such devices will be available on terms that will be acceptable to us, if at all.

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

Apart from our agreement with Unilife Medical Solutions, Inc. for the supply of its dual-chamber reconstitution device, we have not entered into any long-term or exclusive agreements for the supply of one or more insulin analogs or injection devices, some or all of which we would need to procure in significant quantities if we were to commercialize any of our product candidates.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may be subject to certain opposition proceedings conducted in patent and trademark offices challenging the validity of our patents and may become involved in future opposition proceedings challenging the patents of others. For example, in late July 2013, a third party initiated administrative proceedings to oppose two of our more recent patents that have been granted by the European Patent Office in connection with our ultra-rapid-acting insulin formulations. While an earlier issued European patent covers technologies fundamental to our ultra-rapid-acting insulin formulations, the more recent patents may offer additional protections against potential competitors. The defense of intellectual property rights, including patent rights, through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

As a result of our May 2011 registered direct offering and June 2012 private placement, we have outstanding warrants to purchase 2,256,929 shares of our common stock at $9.92 per share and 2,749,469 shares of our common stock at $2.66 per share. The $9.92 per share warrants expire in May 2016 and the $2.66 per share warrants expire in June 2017. We also have outstanding shares of Series A convertible preferred stock that are convertible into 453,486 shares of common stock and shares of Series B preferred stock that are convertible into 3,428,643 shares of common stock. In June 2013, an aggregate of 176,964 shares of Series B preferred stock were converted into an equal number of shares of common stock. The exercise of these warrants for, or the conversion of shares of Series A preferred stock or additional shares of Series B preferred stock into, shares of common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

BIODEL INC.

Dated: August 14, 2013	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.