Form 10-K
period 2013-09-30
Biodel Inc
filed 2013-12-20
CIK 1322505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33451
BIODEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0136863 (I.R.S. Employer Identification No.)
100 Saw Mill Road Danbury, CT (Address of Principal Executive Offices)	06810 (Zip Code)

Registrant's telephone number, including area code
(203) 796-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was $40 million based on the last sales price at which the common stock was last sold on the NASDAQ Capital Market on March 31, 2013.

The number of shares outstanding of the registrant's common stock, as of November 29, 2013 was 21,075,870.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement, or the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2013, for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2014 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates;

•the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

•our ability to successfully use the data from our Phase 2 clinical trial of BIOD-123 to design and conduct the pivotal clinical trials required by the U.S. Food and Drug Administration, or FDA, to secure approval to commercialize that candidate;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of a new drug application, or NDA, to the FDA for that product candidate;

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

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

PART I

ITEM 1: BUSINESS

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" formulations. Our glucagon formulations and presentations are designed to be stable at room temperature and are intended for use by caregivers with no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose.

Our most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, Novolog®, marketed by Novo Nordisk and Apidra®, marketed by Sanofi-Aventis. We are also using our proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its submitted form and that we should conduct two new Phase 3 clinical trials using our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback that the FDA provided, we decided to develop newer RHI-based formulations with the goal of identifying a formulation with a pharmacokinetic and pharmacodynamic profile similar to Linjeta™, but with improved injection site toleration characteristics. From January 2011 to April 2012, we studied several such newer formulations, including BIOD-123, in Phase 1 clinical trials. In these trials, we used Humalog® as the comparator drug rather than the comparator drug we used in our Phase 3 Linjeta™ clinical trials. In our Phase 3 clinical trials, the comparator drug was Humulin® R, an RHI-based insulin formulation marketed by Eli Lilly that is less rapid-acting than the insulin analog Humalog®.

BIOD-123 achieved our target pharmacokinetic, pharmacodynamic and injection site toleration profiles for a candidate RHI-based formulation in a Phase 1 clinical trial completed in April 2012, and in the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123. The Phase 2 clinical trial of BIOD-123 was a randomized, open label, parallel group study conducted at 32 investigative centers in the United States. In the trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial was designed to evaluate the mean change in patients' glycosylated hemoglobin, or HbA1c, levels from baseline as the primary endpoint, and secondary endpoints included postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes.

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. We expect to provide an update on our further development plans for BIOD-123 after completing our analysis of the data from the Phase 2 clinical trial and following discussions with FDA on clinical trial design, safety and chemistry, manufacturing and controls relating to potential future studies.

In addition to BIOD-123, we have other RHI-based formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In November 2013, we announced that we had initiated a Phase 1 clinical trial with BIOD-531, our lead candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. In preclinical studies in diabetic swine, BIOD-531 demonstrated a more rapid rate of absorption and onset of action, along with a similar duration of action, when compared to Humulin® R U-500, a presentation containing 500 units of RHI per millimeter. In other preclinical studies, BIOD-531 also demonstrated a more rapid rate of absorption and onset of action when compared to Humalog® pre-mixed prandial/basal formulations. In the Phase 1 clinical trial of BIOD-531, we will evaluate and compare the onset of action of BIOD-531 to Humulin® R U-500 and to Humalog® prandial/basal pre-mixed insulin. We anticipate reporting top line data from the clinical trial in the first calendar quarter of 2014.

We also continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use the same or similar excipients as BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using insulin lispro as the active pharmaceutical ingredient, rather than a marketed presentation of Humalog®.

In addition to our ultra-rapid-acting insulin formulation program, we are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia. In June 2013, we announced plans to develop a novel glucagon rescue product to treat severe hypoglycemia using a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations by patient caregivers with no medical training, is a dual-chamber design that reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We expect to submit an Investigational New Drug application to the FDA for our dual-chamber glucagon rescue product during the next nine months and anticipate conducting a pivotal clinical trial in the second half of 2014. We are also conducting preclinical testing to develop liquid formulations of glucagon for hypoglycemic rescue and other indications.

Diabetes and Insulin Therapy Overview

Glucose is a simple sugar used by all the cells of the body to produce energy and support life. Humans need a minimum level of glucose in their blood at all times to stay alive. The primary manner in which the body produces blood glucose is through the digestion of food. When a person is not getting this glucose from food digestion, glucose is produced from stores and released by the liver. The body's glucose levels are regulated by insulin. Insulin is a peptide hormone that is naturally secreted by the pancreas. Insulin helps glucose enter the body's cells to provide a vital source of energy.

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

Diabetes is a disease characterized by abnormally high levels of blood glucose and inadequate levels of, or response to, insulin. There are two major types of diabetes — Type 1 and Type 2. In Type 1 diabetes, the body produces no insulin. In the early stages of Type 2 diabetes, although the pancreas does produce insulin, the body loses its early phase insulin response to a meal. In addition, the body's cells do not respond as well as they should to a normal amount of insulin, a condition known as insulin resistance. According to the Centers for Disease Control and Prevention, or CDC, Type 2 diabetes is the more prevalent form of the disease, affecting approximately 90% to 95% of all people diagnosed with diabetes.

Even before any other symptoms are present, one of the first effects of Type 2 diabetes is the loss of the meal-induced first-phase insulin release. In the absence of the first-phase insulin release, the liver will not receive its signal to stop making glucose. As a result, the liver will continue to produce glucose at a time when the body begins to absorb new glucose through the digestion of the meal, and the blood glucose level of patients with diabetes rises too high after eating, a condition known as hyperglycemia. Hyperglycemia causes glucose to attach unnaturally to certain proteins in the blood, interfering with these proteins' ability to perform their normal function of maintaining the integrity of the small blood vessels. With hyperglycemia occurring after each meal, the tiny blood vessels eventually break down and leak. The long-term adverse effects of hyperglycemia include blindness, loss of kidney function, nerve damage and loss of sensation and poor circulation in the periphery, potentially requiring amputation of the extremities.

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

Insulin Therapy and Its Limitations

Because patients with Type 1 diabetes produce no insulin, the primary treatment for Type 1 diabetes is daily intensive insulin therapy. The treatment of Type 2 diabetes typically starts with management of diet and exercise. Although helpful in the short-term, treatment through diet and exercise alone is not an effective long-term solution for the vast majority of patients with Type 2 diabetes. When diet and exercise are no longer sufficient, treatment commences with various non-insulin medications. These non-insulin medications may be limited in their ability to manage the disease effectively and can have significant side effects. Because of the limitations of non-insulin treatments, many patients with Type 2 diabetes deteriorate over time and eventually require insulin therapy to support their metabolism.

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

Additional complications of insulin therapy can arise if a patient's response to insulin diminishes with the progression of the disease. Some patients with Type 2 diabetes have severe insulin resistance, resulting in the need to take more than 200 units of insulin per day to control blood glucose elevations. In order to reduce the volume of insulin needed for each injection, many of these patients use Humulin® R U-500, a presentation of Humulin® R containing 500 units of RHI per milliliter (instead of the standard 100 units per milliliter). Humulin® R U-500 has a long duration of action, but its onset of action is very slow and therefore is not ideally suited to cover the elevation of glucose levels associated with meals. Humulin® R U-500 is currently the only concentrated insulin on the U.S. market. Many other patients with Type 2 diabetes and lesser degrees of insulin resistance use mixes of prandial and basal insulins, which offer a combination of shorter- and longer-acting insulins in the convenience of one injection. However, the mealtime component of these "pre-mixed" insulin formulations is typically absorbed more slowly than what is required to optimally cover the elevation of glucose levels associated with meals. Examples of these "pre-mixed" insulins include Humalog® Mix 75/25, Humalog® Mix 50/50 and NovoLog® Mix 70/30.

Glucagon Rescue Treatment and Its Limitations

Hypoglycemia is often treated by the oral administration of carbohydrates, such as orange juice or glucose tablets. However, in the case of severe hypoglycemia, the patient often experiences neurologic compromise, such as loss of consciousness or seizure. In these emergency cases, it is typically unsafe for carbohydrates to be administered by mouth and the patient requires the assistance of another person. In such cases, an injection of glucagon can be administered to help quickly raise the patient's blood glucose concentration.

Glucagon, like insulin, is a hormone secreted by the pancreas. Glucagon opposes the action of insulin by promoting the breakdown of glycogen into glucose in the liver, thereby raising the levels of blood glucose. Although glucagon injections are useful in treating severe hypoglycemia, glucagon is inherently unstable in a liquid solution. Therefore, injectable glucagon for the treatment of severe hypoglycemia is currently available only as a rescue kit consisting of a vial containing a dry powder of glucagon and a syringe containing a liquid solution. To administer glucagon with this kit, the liquid solution must first be injected into the vial with the dry powder, the contents need to be adequately mixed and then the solution is drawn back into the syringe. After the glucagon powder is dissolved, it is injected into the patient. In order to properly administer the glucagon, a caregiver must follow this multi-step process in a situation typically made challenging by the patient's condition.

Our Development of Ultra-Rapid-Acting Insulin Formulations

Our proprietary ultra-rapid-acting insulin formulations are designed to be absorbed into the blood faster than the currently marketed rapid-acting insulin analogs. One of the key features of our formulation technology is that it allows the RHI or insulin analog to disassociate, or separate, from the six molecule, or hexameric, form to the single molecule, or monomeric, form and inhibits re-association to the hexameric form. We believe that by favoring the monomeric form, our formulations may allow for more rapid delivery of insulin into the blood because insulin in the form of a single molecule is absorbed more efficiently into the bloodstream. Based upon our preclinical and clinical data, we believe our RHI- and insulin analog-based formulations may produce a profile of insulin levels in the blood that is preferable to the profile typically observed when using the currently marketed "rapid-acting" insulin analogs.

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

We completed our two pivotal Phase 3 clinical trials of LinjetaTM in July 2008. Our pivotal Phase 3 clinical trials were open-label, parallel group, randomized trials conducted at centers in the United States,

Germany and India. The trials were designed to compare the efficacy and safety of LinjetaTM to Humulin® R. One of the trials tested LinjetaTM in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. We enrolled more than 400 patients in each trial for a six month treatment period. Approximately one-half of the patients in each trial were treated with LinjetaTM and the remainder with Humulin® R. The primary objective of the trials was to determine if LinjetaTM was not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients' HbA1c levels from baseline to the end of the trial. HbA1c levels are a measure of patients' average blood glucose levels over a period of approximately 3 months. HbA1c is the FDA's preferred endpoint for diabetes trials. Predefined secondary endpoints in the trials included rates of mild and moderate and severe hypoglycemic events, and changes in body weight. Approximately 400 patients with Type 1 and Type 2 diabetes who completed the pivotal Phase 3 clinical trials elected to participate in a long term safety extension trial in which all patients were treated with LinjetaTM as their mealtime insulin. The last patient visit in the extension trial was in February 2010.

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

Development of Additional RHI- and Insulin Analog-Based Formulations

Based upon the complete response letter and subsequent feedback that the FDA provided to us, we decided to study newer RHI-based formulations in earlier stage clinical trials. After reviewing the results of a Phase 1 clinical trial of two newer formulations, BIOD-105 and BIOD-107, we determined that the overall pharmacokinetic and pharmacodynamic profiles of these formulations did not demonstrate our target product profile. We subsequently conducted a Phase 1 clinical trial of two additional formulations, BIOD-123 and BIOD-125, and announced top-line results from that trial in April 2012. We determined that both formulations achieved our target pharmacokinetic, pharmacodynamic and toleration profiles.

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

In the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123. The clinical trial was a randomized, open label, parallel group study conducted at 32 investigative centers in the United States. In the clinical trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial was designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints included postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes. Following randomization, subjects entered a six-week dose titration period during which basal insulin and then prandial insulin doses were titrated in order to reach standard ADA recommended preprandial glucose targets. Upon completion of the titration period, patients entered a "relative stable dosing period" for an additional 12 weeks. The trial completed patient dosing in the second calendar quarter of 2013.

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. HbA1c change during the stable dosing period was similar in both treatment groups. During this period, the mean change in HbA1c in the BIOD-123 group was -0.01% and in the Humalog® group was +0.02%. Additionally, we observed comparable weight gain, mean hypoglycemia event rates and postprandial glucose excursions between the treatment groups, as well as some trends in favor of BIOD-123 in regard to postprandial glucose excursions to a liquid meal challenge test and weight gain during the stable dosing period. Comparable safety and adverse event profiles were observed in the clinical trial, with the exception of an increased frequency of injection site pain associated with BIOD-123, which appeared to be clinically minor, short-lived and distinctly superior to the toleration profile we observed with Linjeta™ in our earlier Phase 3 clinical trials. We expect to provide an update on our further development plans for BIOD-123 after completing our analysis of the data from the Phase 2 clinical and following discussions with FDA on clinical trial design, safety and chemistry, manufacturing and controls relating to potential future studies.

In addition to BIOD-123, we have other RHI-based formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of Humulin® R U-500 and prandial/basal pre-mixed insulins. In November 2013, we announced that we had initiated a Phase 1 clinical trial with BIOD-531, our lead candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. In preclinical studies in diabetic swine, BIOD-531 demonstrated a more rapid rate of absorption and onset of action, along with a similar duration of action, when compared to Humulin® R U-500, a presentation containing 500 units of RHI per millimeter. In other preclinical studies, BIOD-531 also demonstrated a more rapid rate of absorption and onset of action when compared to Humalog® pre-mixed prandial/basal formulations. In the Phase 1 clinical trial of BIOD-531, we will evaluate and compare the onset and duration of action and injection site tolerability of BIOD-531 to Humulin® R U-500 and to Humalog® prandial/basal pre-mixed insulin. We anticipate reporting top line data from the clinical trial in the first calendar quarter of 2014.

We also continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, use the same combination of or similar excipients as BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using insulin lispro as the active pharmaceutical ingredient, rather than a marketed presentation of Humalog®.

Our Development of a Glucagon Rescue Product

We believe that the complexity of the currently available rescue kits and the training required for proper administration of glucagon using those kits has resulted in the underuse of glucagon as a rescue treatment for diabetes patients experiencing severe hypoglycemia. We also believe that the development of room temperature stable presentations or liquid formulations of glucagon can overcome the limitations resulting from the rescue kits. In June 2013, we announced plans to develop a novel glucagon rescue product to treat severe hypoglycemia using a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations by patient caregivers with no medical training, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We expect to submit an Investigational New Drug application to the FDA for our dual-chamber glucagon rescue product during the next nine months and anticipate conducting a pivotal clinical trial in the second half of 2014. We are also using other proprietary technologies to develop a liquid glucagon formulation that does not require reconstitution and could, therefore, be administered using a pre-filled syringe in an autoinjector or similar device.

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

United States Government Regulation

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the United States under the FFDCA and other statutes and implementing regulations. We intend to seek FDA approval for our product candidates in an NDA, and not under an application submitted for approval as a biologic under the Public Health Service Act. The process required by the FDA before a drug product candidate may be marketed in the United States under an NDA generally involves the following:

•completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;

•submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•for some products, performance of adequate and well-controlled human clinical trials in accordance with the FDA's regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

•submission to the FDA of an NDA, and the acceptance for filing of the NDA by the FDA;

•satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and other animal studies. The results of nonclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after an IND is submitted. The IND also includes one or more protocols for the initial clinical trial or trials and an investigator's brochure. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the proposed clinical trials as outlined in the IND and places the clinical trial on a clinical hold. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. A clinical trial hold also may be imposed at any time before or during studies due to safety concerns or non-compliance with regulatory requirements. An independent institutional review board, or IRB, monitors the clinical centers proposing to conduct the clinical trial and must review and approve the plan for any clinical trial before it commences. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form signed by the trial participants and must monitor the study until completed.

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

•Phase 1 clinical trials typically involve the initial introduction of the product candidate into human volunteers. In Phase 1 clinical trials, the product candidate is typically tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

•Phase 2 clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the product candidate for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

•Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. The size of Phase 3 clinical trials depends upon clinical and statistical considerations for the product candidate and proposed indications, but sometimes can include several thousand patients. Phase 3 clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

New Drug Applications. Assuming successful completion of the required clinical trials, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA also must contain extensive manufacturing information, as well as proposed labeling for the finished product. An NDA must contain information about the chemistry and physical characteristics of the drug and a final process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality product within specifications approved by the FDA. The manufacturer must develop methods for testing the quality, purity and potency of the final product. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life. Prior to approval, the FDA will conduct an inspection of the manufacturing facilities to assess compliance with cGMP.

The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. An applicant receiving a complete response letter may resubmit the application with data and information addressing the FDA's concerns or requirements, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug's safety and effectiveness after NDA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA holder conduct new studies, make labeling changes, implement Risk Evaluation and Mitigation Strategies, and take other corrective measures.

Section 505(b)(2) NDAs. There are three types of drug registration applications: the full NDA, the abbreviated NDA, which is used for generic drug applications, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. A full NDA is submitted under Section 505(b)(1) of the FFDCA and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA's finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies conducted by the applicant than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant's drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

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

Patent Protections. An applicant submitting a Section 505(b)(2) NDA must certify to the FDA with respect to the patent status of the reference drug upon which the applicant relies in support of approval of its drug. With respect to every patent listed in the FDA's Orange Book, which is the FDA's list of approved drug products, as claiming the reference drug or an approved method of use of the reference drug, the Section 505(b)(2) applicant must certify that: (1) there is no patent information listed by the FDA for the reference drug; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date; (4) the listed patent is invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the product in the Section 505(b)(2) NDA; or (5) if the patent is a use patent, that the applicant does not seek approval for a use claimed by the patent. If the applicant files a certification to the effect of clause (1), (2) or (5), FDA approval of the Section 505(b)(2) NDA may be made effective immediately upon successful FDA review of the application, in the absence of marketing exclusivity delays, which are discussed below. If the applicant files a certification to the effect of clause (3), the Section 505(b)(2) NDA approval may not be made effective until the expiration of the relevant patent and the expiration of any marketing exclusivity delays.

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

Other types of exclusivity in the United States include orphan drug exclusivity and pediatric exclusivity. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Seven-year orphan drug exclusivity is available to a product that has orphan drug designation and that receives the first FDA approval for the indication for which the drug has such designation. Orphan drug exclusivity prevents approval of another application for the same drug for the same orphan indication, for a period of seven years, regardless of whether the application is a full NDA or a Section 505(b)(2) NDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.

Section 505(b)(2) NDAs are similar to full NDAs filed under Section 505(b)(1) in that they are entitled to any of these forms of exclusivity if they meet the qualifying criteria. They also are entitled to the patent protections described above, based on patents that are listed in the FDA's Orange Book, in the same manner as patents claiming drugs and uses approved for NDAs submitted as full NDAs.

Other Regulatory Requirements. Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including cGMP. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

•record-keeping requirements;

•reporting of adverse experiences with the drug;

•providing the FDA with updated safety and efficacy information;

•reporting on advertisements and promotional labeling;

•drug sampling and distribution requirements; and

•complying with electronic record and signature requirements.

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

To obtain regulatory approval of a drug under European Union regulatory systems, we may submit applications for marketing authorizations either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, new active substances indicated for the treatment of certain diseases such as AIDS, cancer, neurodegenerative disorders and diabetes, and products designated as orphan medicinal products, and optional for other new active substances and those products which constitute a significant therapeutic, scientific or technical innovation. The procedure provides for the grant of a single marketing authorization that is valid for all European Union member states, as well as for Iceland, Liechtenstein, and Norway. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

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

If approved, the primary competition for our ultra-rapid-acting insulin formulations will be rapid-acting mealtime injectable insulins. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi-Aventis. These rapid-acting insulin analogs provide improvement over regular forms of mealtime insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates should any be approved.

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Halozyme is currently conducting a clinical trial with approximately 400 patients examining the effects of a preinfusion of hyaluronidase prior to the use of an insulin pump. In 2011, Eli Lilly partnered with a French biotechnology company, Adocia Inc., to develop an insulin analog that would demonstrate a more rapid onset of action. In 2013, Eli Lilly returned all rights to the program to Adocia. Adocia subsequently announced the start of a clinical trial in support of the development of a pre-mixed prandial/basal insulin. Additionally, Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials in late 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind's product candidate was not approved by the FDA and MannKind subsequently conducted and completed two additional Phase 3 clinical trials to support a revised NDA. The primary endpoints were met in both trials, and in October 2013 the FDA accepted the resubmission of an NDA for Mannkind's inhaled insulin product candidate. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A stable glucagon presentation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as a potentially competitive auto-injector device being developed by Enject Corporation that integrates glucagon powder and a diluent into a dual-chamber cartridge within that device. Xeris Corporation is developing an auto-injector utilizing a concentrated, non-aqueous glucagon formulation, which currently being studied in a clinical trial. In addition, other companies with expertise in protein stabilization, including Latitude Pharmaceuticals, have announced that they have developed a stable glucagon formulation using FDA-approved injectable ingredients. We believe that an intranasal formulation of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active pharmaceutical ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly, Novo Nordisk and Zealand Pharma A/S, a pharmaceutical company based in Denmark, may be developing glucagon analogs, which may also offer advantages over our stable glucagon presentations.

Intellectual Property and Proprietary Technology

The technologies for our ultra-rapid-acting insulin formulations have been developed exclusively by our employees, without input from third parties.

In October 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing our ultra-rapid-acting insulin formulations. If all maintenance fees are paid, the patent will expire no earlier than January 2026. In addition, a related European Patent, EP 1 740 154, was granted in June 2009 and expires in March 2025 in the designated countries if all annuity fees are paid. Two additional European applications on this technology, EP2 319 500 and EP2 106 790, have been allowed. Related applications have been granted in Australia, Canada and Japan. Additional applications with claims directed to formulations containing insulin, insulin derivatives or analogs are currently pending in the U.S. and foreign patent offices.

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

We have entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that we are using in the development of our liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to our liquid glucagon formulations in jurisdictions that we may designate from time to time.

We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to a proprietary device platform of dual-chamber devices for use with glucagon. Under the terms of the agreement, Unilife Medical Solutions, Inc. will control the patent protection relating to the devices and be the sole owner of improvements thereto.

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

Organon will terminate in June 2018. We believe that our current supplies of insulin, together with the quantities of insulin called for under our existing supply agreement, will be sufficient to allow us to complete our current and anticipated future clinical trials of our proprietary RHI-based formulations.

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

We have entered into a commercial supply agreement with Bachem AG, a Swiss corporation, for the supply of all of the glucagon we will need for the testing and manufacturing of our dual-chamber glucagon rescue product candidate and our liquid glucagon formulations. The initial term of our agreement with Bachem AG will expire in July 2017. We believe that the quantities of glucagon that we have rights to acquire under this agreement will be sufficient to allow us to complete our current and anticipated future clinical trials of our glucagon rescue product candidates and to support the commercial launch of our dual-chamber glucagon rescue product candidate.

We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to a proprietary device platform of dual-chamber devices for use with glucagon. Under the terms of the agreement, Unilife Medical Solutions, Inc., will develop and be the sole supplier of the device intended for use with our dual-chamber glucagon rescue product candidate. The initial term of our agreement with Unilife Medical Solutions, Inc. will expire in 2028.

Sales and Marketing

We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates.

Employees

At November 30, 2013 we had 35 full time-employees who perform services for us on a regular basis. We consider our employee relations to be good.

Additional Information

Our website is www.biodel.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnished it to, the Securities and Exchange Commission. Our reports filed with the Securities and Exchange Commission are also available at the Securities and Exchange Commission's website at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2013:

Name	Age	Position
Dr. Errol B. De Souza	60	President and Chief Executive Officer
Gerard Michel	50	Chief Financial Officer
Dr. Alan Krasner	50	Chief Medical Officer
Paul Bavier	41	General Counsel, Chief Compliance Officer and Secretary
Erik Steiner	47	Vice President, Operations

Dr. De Souza joined our management and board of directors in March 2010. Dr. De Souza has over two decades of experience in the biopharmaceutical industry. From March 2009 until March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a privately held biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president, chief executive officer and a director of Synaptic Pharmaceuticals Corporation, a publicly traded biopharmaceutical company that was acquired by H. Lundbeck A/S in March 2003. Dr. De Souza is a member of the board of directors of each of the following publicly traded companies: Bionomics Ltd. and Targacept, Inc. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he completed his postdoctoral fellowship in neuroscience at The Johns Hopkins University School of Medicine.

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

Mr. Paul Bavier has served as our General Counsel, Chief Compliance Officer and Secretary since December 2013. He served as our General Counsel and Secretary from December 2008 to December 2013. From October 2007 to December 2008, Mr. Bavier served as our Deputy General Counsel. From November 2004 to October 2007, Mr. Bavier served as Assistant General Counsel at Gerber Scientific, Inc. Mr. Bavier began his legal career as an associate in the corporate law department of Ropes & Gray LLP in Boston. He holds a B.A. from Middlebury College and a J. D. from the University of Michigan Law School.

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

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $19.3 million for the fiscal year ended September 30, 2013. As of September 30, 2013, we had a deficit accumulated during the development stage of approximately $215.4 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior Linjeta™ formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, our concentrated insulin formulations and our stable glucagon presentations.

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

•conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of an NDA to the FDA for that product candidate;

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

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures through the second calendar quarter of 2015. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates;

•the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

•our ability to successfully use the data from our Phase 2 clinical trial of BIOD-123 to design and conduct the pivotal clinical trials required by the FDA to secure approval to commercialize that candidate;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of an NDA to the FDA for that product candidate;

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

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

BIOD-123, our lead candidate for an ultra-rapid-acting RHI-based formulation, achieved the primary endpoint of noninferiority for HbA1c relative to Humalog® in a Phase 2 clinical, and patients in the two treatment groups demonstrated comparable results with regard to secondary endpoints, including weight gain, mean hypoglycemia event rates and postprandial glucose excursions. However, to date, we cannot conclude from our analysis of the data from the Phase 2 clinical trial that BIOD-123 will be shown to be clinically superior to existing rapid-acting insulin analogs in subsequent clinical trials. While evidence of superiority is not required to receive the FDA's approval to market BIOD-123, if we are unable to demonstrate clinical superiority to a rapid-acting analog in one or more secondary end points, such as weight gain, hypoglycemia event rates and postprandial glucose control, the commercial success of BIOD-123, as well as the interest of potential strategic partners, may be limited.

Our development of an RHI- or insulin analog-based formulation may not be successful; some formulations may have different regulatory requirements to obtain marketing approval from the FDA.

While we have significant experience with the technology we use to develop ultra-rapid-acting insulin formulations, our insulin-analog based formulations and concentrated RHI-based formulations are in early stages of development. Furthermore, we have manufactured only a small number of batches of BIOD-123 that we can use to project stability characteristics in a commercial scale manufacturing process, and we have observed that our most recent batches of BIOD-123 have not performed as well as earlier batches in our stability studies. We cannot assure you that our program to advance RHI- or insulin analog-based formulations will demonstrate pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics that are acceptable to us, a potential strategic partner or the FDA.

The regulatory requirements for any of our newer ultra-rapid-acting insulin formulations may not meet our expectations or may be different from those applicable to Linjeta™. For example, any concentrated insulin formulation we develop may be impacted by concerns about concentrated insulins in general, such as the risk that a patient would administer an incorrect dose of insulin that would induce severe hypoglycemia. Additionally, while BIOD-238 and BIOD 250, which were formulated by adding our proprietary excipients to the marketed presentation of Humalog®, were the subject of a Phase 1 clinical trial in Australia, we expect that we would need to conduct toxicology studies before advancing our insulin analog-based formulations into a Phase 1 clinical trial in the United States.

We have limited experience with developing pharmaceutical preparations of glucagon.

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, due to inconsistent results that we observed in our product candidate screening studies for a liquid glucagon formulation in the fourth calendar quarter of 2012, we decided to focus more of our resources in calendar year 2013 on developing our dual-chamber glucagon rescue product candidate.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently advanced alternate formulations, including BIOD-105, BIOD-107, BIOD-123, BIOD-125, BIOD-238 and BIOD-250 into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of prior formulations of Linjeta™ may not be predictive of the success of clinical trials with current or future formulations of our RHI- or insulin analog-based formulations. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, while the tolerability profile of BIOD-123 in a small Phase 1 clinical trial was comparable to that of Humalog®, in the recently completed Phase 2 clinical trial of BIOD-123, patients using BIOD-123 reported more incidences of injection site pain than those using Humalog®. We cannot assure you that the clinical trials of any of our RHI- or insulin analog-based formulations will ultimately be successful. New information regarding the safety, efficacy, toleration and stability of our RHI- or insulin analog-based formulations may arise that may be less favorable than the data observed to date.

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

•establishing and maintaining commercial manufacturing capabilities and supplies of active pharmaceutical ingredients through arrangements with third-party manufacturers;

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

•the label and promotional claims allowed by the FDA, such as, in the case of an RHI- or insulin analog-based formulation, claims relating to glycemic control, hypoglycemia, weight gain, injection site discomfort, insulin pump compatibility, expiry dating and required handling conditions;

•the pricing and reimbursement of our product candidates relative to existing treatments; and

•marketing and distribution support for our product candidates.

Our ultra-rapid-acting insulin formulations have not yet been shown to be clinically superior to existing rapid-acting insulin analogs. It may be difficult for us to demonstrate superiority in the future because we anticipate that the primary endpoint of any pivotal clinical trial that we might conduct with an ultra-rapid-acting insulin product candidate would be non-inferiority to the comparator drug product. Furthermore, while BIOD-123 demonstrated a safety profile comparable to Humalog® in our Phase 2 clinical trial, we observed an increased frequency of injection site pain associated with BIOD-123. In all cases, the injection site pain appeared to be clinically minor, short-lived and distinctly superior to the toleration profile we observed with Linjeta™ in our earlier Phase 3 clinical trial. However, uncertainty with regard to the injection site toleration characteristics of BIOD-123 in larger scale clinical trials or upon commercialization, if approved by the FDA, may limit the appeal of this product candidate.

We are aware of other companies with expertise in protein stabilization that are developing stable glucagon presentations. If these formulations are easier to use than any product that we may develop, such as by allowing for room temperature storage in a smaller or more convenient device, our products, even if approved by the FDA, may not achieve commercial success.

The successful development of our product candidates may depend upon our ability to collaborate with or license technology from third parties.

Our ultra-rapid-acting insulin analog-based formulations and our stable glucagon presentations are at early stages of development. In order for us to meet our projected milestones for these programs, we must obtain reliable sources of active pharmaceutical ingredients and other related materials and supplies. Our leading candidates for a stable glucagon presentation are dependent upon licenses we have obtained to proprietary third-party technology, including the license we have obtained from Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, for a dual-chamber reconstitution device. The termination of these licenses may materially harm our efforts to commercialize a glucagon rescue product. We may also continue to study additional third-party proprietary stabilization technologies for use in these programs. Even if these studies are successful, we cannot assure you that we will be able to license any third-party technologies on terms that would be acceptable to us.

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

In addition, other development stage insulin formulations may be approved and compete with ours. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Halozyme is currently conducting a clinical trial with approximately 400 patients examining the effects of a preinfusion of hyaluronidase prior to the use of an insulin pump. In 2011, Eli Lilly partnered with a French biotechnology company, Adocia Inc., to develop an insulin analog that would demonstrate a more rapid onset of action. In 2013, Eli Lilly returned all rights to the program to Adocia. Adocia subsequently announced the start of a clinical trial in support of the development of a pre-mixed prandial/basal insulin. Additionally, Novo Nordisk has reported that they have initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and that a candidate formulation will enter Phase 3 clinical trials in late 2013.

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind's product candidate was not approved by the FDA and MannKind subsequently conducted and completed two additional Phase 3 clinical trials to support a revised NDA. The primary endpoints were met in both trials, and in October 2013 the FDA accepted the resubmission of an NDA for Mannkind's inhaled insulin product candidate. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

A stable glucagon presentation for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia would also face significant competition if it were to be commercialized. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as a potentially competitive auto-injector device being developed by Enject Corporation that integrates glucagon powder and a diluent into a dual-chamber cartridge within that device. Xeris Corporation is developing an auto-injector utilizing a concentrated, non-aqueous glucagon formulation, which currently being studied in a clinical trial. In addition, other companies with expertise in protein stabilization, including Latitude Pharmaceuticals, have announced that they have developed a stable glucagon formulation using FDA-approved injectable ingredients. We believe that an intranasal formulation of glucagon is being studied in one or more clinical trials. All of these programs utilize the same active pharmaceutical ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly, Novo Nordisk and Zealand Pharma A/S, a pharmaceutical company based in Denmark, may be developing glucagon analogs, which may also offer advantages over our stable glucagon presentations.

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

We have recently relied on the University of Iowa to manufacture our ultra-rapid-acting product candidates, but we do not have any commercial manufacturing agreements in place with third parties to support these product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of our ultra-rapid-acting insulin formulations or our stable glucagon presentations in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

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

In June 2012, we entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sub-licensable, worldwide license to the protein stabilization technology that we are using in the development of our stable liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to our stable glucagon presentations in jurisdictions that we may designate from time to time.

In April 2013, we entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sub-licensable, worldwide license to a proprietary device platform of dual-chamber devices for use with glucagon. Under the terms of the agreement, Unilife Medical Solutions, Inc. will be the sole owner of improvements to the dual-chamber devices developed under the agreement and any attendant intellectual property rights.

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

The individual active and inactive ingredients in our dual-chamber glucagon rescue product candidate have been known and used for many years and, therefore, are no longer subject to patent protection. As a result, the commercial success of this product candidate, if approved, will depend heavily on the patent protection afforded to the device developed and controlled by Unilife Medical Solutions, Inc.

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

As a result of our May 2011 registered direct offering and June 2012 private placement, we have outstanding warrants to purchase 2,256,929 shares of our common stock at $9.92 per share and 2,749,469 shares of our common stock at $2.66 per share. The $9.92 per share warrants expire in May 2016 and the $2.66 per share warrants expire in June 2017. We also have outstanding shares of Series B preferred stock that are convertible into 1,950,000 shares of common stock. In June and September 2013 an aggregate of 1,655,607 shares of Series B preferred stock were converted into an equal number of shares of common stock. The exercise of these warrants for, or the conversion of shares of Series B preferred stock into, shares of common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 29,300 square feet of office space and laboratory facilities in Danbury, Connecticut. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 19,500 square feet of rentable office space. The lease for our corporate headquarters expires in July, 2019.

ITEM 3. LEGAL PROCEEDINGS

In July 2013, a third party initiated administrative proceedings in Munich, Germany before the European Patent Office to oppose two of our patents that have been granted in connection with our ultra-rapid-acting insulin formulations—EP 2 319 500 and EP2 106 790. The opponent is listed as Dr. Armin K. Bohmann. The opponent requests that the patents be revoked, alleging that the subject matter is not patentable, the inventions are not adequately disclosed and subject matter extends beyond the subject of the applications.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II-OTHER INFORMATION

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2007 through May 10, 2012, our common stock traded on the NASDAQ Global Market, and, since May 11, 2012, our common stock has traded on the NASDAQ Capital Market, in each case under the symbol "BIOD."

The following table sets forth the high and low sale prices per share for our common stock on the applicable exchange in each of the quarters within our two most recent fiscal years. All prices shown in the table reflect the one-for-four reverse split of our outstanding common stock that we effected on June 11, 2012.

Fiscal Quarter Ended	High	Low
December 31, 2011	$3.48	$2.04
March 31, 2012	$2.96	$2.24
June 30, 2012	$4.00	$2.00
September 30, 2012	$3.82	$2.41
December 31, 2012	$2.98	$2.13
March 31, 2013	$2.97	$2.29
June 30, 2013	$5.11	$2.48
September 30, 2013	$6.08	$3.05

The closing price of our common stock, as reported on the NASDAQ Capital Market, was $2.16 on December 13, 2013.

Holders

As of November 29, 2013, the number of holders of record of our common stock was 35.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance will be set forth under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes which are included elsewhere in this Annual Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report. We have derived the statement of operations data set forth below for the three-year period ended September 30, 2013 and the balance sheet data as of September 30, 2012 and 2013 set forth below from our audited financial statements which are included in this Annual Report. We have derived the statement of operations data set forth below for the years ended September 30, 2009 and 2010 and the balance sheet data as of September 30, 2009, 2010 and 2011 set forth below from our audited financial statements, which are not included in this Annual Report. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. All share and per share amounts set forth below reflect the one-for-four reverse split of our outstanding common stock that we affected on June 11, 2012.

	Year Ended September 30,
	2009	2010	2011	2012	2013
	(In thousands, except share and per share amounts)
Statement of operations data:
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	32,082	25,778	13,597	12,315	14,296
Government grants	—	—	—	(88)	(546)
General and administrative	11,237	11,379	9,625	7,072	6,843
Total operating expenses	43,319	37,157	23,222	19,299	20,593
Other (income) and expense:
Interest and other income	(386)	(17)	(60)	(80)	(56)
Adjustment to fair value of common stock warrant liability	—	1,254	(12,611)	1,510	(1,217)
Loss before tax provision (benefit)	(42,933)	(38,394)	(10,551)	(20,729)	(19,320)
Tax provision (benefit)	337	(104)	41	18	15
Net loss	(43,270)	(38,290)	(10,592)	(20,747)	(19,335)
Net loss applicable to common stockholders	$(43,270)	$(38,290)	$(10,592)	$(20,747)	$(19,335)
Net loss per share — basic and diluted*	$(7.28)	$(6.34)	$(1.36)	$(1.91)	$(1.24)
Weighted average shares outstanding — basic and diluted*	5,936,650	6,040,467	7,788,741	10,882,688	15,650,538

	As of September 30,
	2009	2010	2011	2012	2013
	(In thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$54,640	$28,923	$38,701	$39,050	$39,781
Working capital	46,787	25,178	35,907	36,756	37,636
Total assets	59,625	32,616	41,505	41,134	41,151
Deficit accumulated during the development stage	(126,464)	(164,754)	(175,346)	(196,093)	(215,428)
Total stockholders' equity	50,538	24,060	37,078	31,016	32,563

____________

* Restated for a one for four (1:4) reverse stock split effective on June 11, 2012.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of this Form 10-K (see Part I-Item 1A above) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. Our proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" formulations. Our glucagon formulations and presentations are designed to be stable at room temperature and are intended for use by caregivers with no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose.

Our most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, Novolog®, marketed by Novo Nordisk and Apidra®, marketed by Sanofi-Aventis. We are also using our proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

An earlier RHI-based formulation known as Linjeta™ (and previously referred to as VIAject®) was the subject of a New Drug Application, or NDA, that we submitted to the FDA in December 2009. In October 2010, the FDA issued a complete response letter stating that the NDA for Linjeta™ could not be approved in its submitted form and that we should conduct two new Phase 3 clinical trials using our preferred commercial formulation of Linjeta™ prior to re-submitting the NDA. Based upon the complete response letter and subsequent feedback that the FDA provided, we decided to develop newer RHI-based formulations with the goal of identifying a formulation with a pharmacokinetic and pharmacodynamic profile similar to Linjeta™, but with improved injection site toleration characteristics. From January 2011 to April 2012, we studied several such newer formulations, including BIOD-123, in Phase 1 clinical trials. In these trials, we used Humalog® as the comparator drug rather than the comparator drug we used in our Phase 3 Linjeta™ clinical trials. In our Phase 3 clinical trials, the comparator drug was Humulin® R, an RHI-based insulin formulation marketed by Eli Lilly that is less rapid-acting than the insulin analog Humalog®.

BIOD-123 achieved our target pharmacokinetic, pharmacodynamic and injection site toleration profiles for a candidate RHI-based formulation in a Phase 1 clinical trial completed in April 2012, and in the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123. The Phase 2 clinical trial of BIOD-123 was a randomized, open label, parallel group study conducted at 32 investigative centers in the United States. In the trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial was designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints included postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes.

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. We expect to provide an update on our further development plans for BIOD-123 after completing our analysis of the data from the Phase 2 clinical trial and following discussions with FDA on clinical trial design, safety and chemistry, manufacturing and controls relating to potential future studies.

In addition to BIOD-123, we have other RHI-based formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In November 2013, we announced that we had initiated a Phase 1 clinical trial with BIOD-531, our lead candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. In preclinical studies in diabetic swine, BIOD-531 demonstrated a more rapid rate of absorption and onset of action, along with a similar duration of action, when compared to Humulin® R U-500, a presentation containing 500 units of RHI per millimeter. In other preclinical studies, BIOD-531 also demonstrated a more rapid rate of absorption and onset of action when compared to Humalog® pre-mixed prandial/basal formulations. In the Phase 1 clinical trial of BIOD-531, we will evaluate and compare the onset and duration of action and injection site tolerability of BIOD-531 to Humulin® R U-500 and to Humalog® prandial/basal pre-mixed insulin. We anticipate reporting top line data from the clinical trial in the first calendar quarter of 2014.

We also continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use the same or similar excipients as BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using insulin lispro as the active pharmaceutical ingredient, rather than a marketed presentation of Humalog®.

In addition to our ultra-rapid-acting insulin formulation program, we are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia. In June 2013, we announced plans to develop a novel glucagon rescue product to treat severe hypoglycemia using a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations by patient caregivers with no medical training, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We expect to submit an Investigational New Drug application to the FDA for our dual-chamber glucagon rescue product during the next nine months and anticipate conducting a pivotal clinical trial in the second half of 2014. We are also conducting preclinical testing to develop liquid formulations of glucagon for hypoglycemic rescue and other indications.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 public offering. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $19.3 million for the year ended September 30, 2013. As of September 30, 2013, we had a deficit accumulated during the development stage of $215.4 million. Research and development and general and administrative expenses, as a percentage of net loss applicable to common stockholders, represent approximately 74% and 35%, respectively, of the expenses that we have incurred since our inception.

As of September 30, 2013, we had approximately $39.8 million in cash and cash equivalents compared to $39.1 million in cash and cash equivalents as of September 30, 2012. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from research grants, capital markets, proceeds derived from collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting insulin formulations and our stable glucagon presentations. We also expect to conduct a pivotal clinical trial in support of an NDA for our dual-chamber glucagon rescue product candidate. We anticipate that our research and development expenses for the fiscal year ending September 30, 2014 will increase as compared to the fiscal year ended September 30, 2013, as we continue to:

•conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of an NDA to the FDA for that product candidate;

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

Over the longer term, we anticipate that these expenses will increase further as we:

•conduct later stage clinical trials of our ultra-rapid-acting insulin formulations and our dual-chamber glucagon rescue product, including one or more pivotal clinical trials required for FDA approval of NDAs for these product candidates; and

•Prepare and file an NDA for our dual-chamber glucagon rescue product candidate.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs for our ultra-rapid-acting insulin formulations, including BIOD-123, BIOD-238 and BIOD-250, our concentrated insulin formulations and our stable glucagon presentations. Substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Year Ended September 30,			December 3, 2003 (Inception) to September 30, 2013
	2011	2012	2013
	(In thousands)
Research and development expenses:
Preclinical expenses	$3,361	$3,718	$4,640	$25,682
Manufacturing expenses	5,332	2,644	2,428	41,359
Clinical/regulatory expenses	4,904	5,953	7,228	88,359
Total	$13,597	$12,315	$14,296	$155,400

The following table illustrates, for each period presented, our research and development costs by project. The year ended September 30, 2011 and inception to date are not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Year Ended September 30,
	2012	2013
Ultra-rapid-acting insulin formulations:
RHI-based	$4,013	$5,390
Insulin analog-based	2,266	1,694
Stable Glucagon	2,154	1,848
Concentrated RHI-based formulations	88	1,181
Other	3,794	4,183
Total	$12,315	$14,296

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the progress, timing or success of our research and development and clinical programs for our product candidates;

•the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

•our ability to successfully use the data from our Phase 2 clinical trial of BIOD-123 to design and conduct the pivotal clinical trials required by the FDA to secure approval to commercialize that candidate;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of an NDA to the FDA for that product candidate;

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

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation expenses, relating to our internal executive, legal, accounting, finance and information technology departments. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, patent expenses, travel expenses, costs associated with industry conventions and professional fees, such as legal and accounting fees and consulting costs.

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2014 will remain substantially the same as in the fiscal year ended September 30, 2013 as we continue to focus our efforts on product formulation activities and begin advancing our product candidates into later stage clinical trials, including Phase 3 pivotal trials. Over the longer term, however, these expenses could increase as we prepare to file an NDA in support of our dual chamber glucagon rescue product candidate and, possibly, commence pre-commercialization activities.

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

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $4.8 million for the 2012 warrants and $9.4 million for the 2011 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model used for the 2012 warrants were remaining terms of the warrants, the common stock price of $3.15 per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0.63% and an expected volatility rate of 82%. The significant assumptions for the model used for the 2011 warrants were remaining terms of the warrants, the common stock price of $3.15 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 0.63% and an expected volatility rate of 77%. The liability for both the 2012 and 2011 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption "Adjustment to fair value of common stock warrant liability."

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control, subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy in fiscal year ending September 30, 2014.

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

Preclinical Study and Clinical Trial Accruals

In preparing our financial statements, we must estimate accrued expenses pursuant to contracts with multiple research institutions, clinical research organizations and contract manufacturers that conduct and manage preclinical studies, clinical trials and manufacture product for these trials on our behalf. This process involves communicating with relevant personnel to identify services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for services when we have not yet been invoiced for or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. The financial terms of these agreements vary and may result in uneven payment flows. To date, we have not adjusted our estimates at any balance sheet date in any material amount. Examples of preclinical study, clinical trial and manufacturing expenses include the following:

•fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•fees paid to investigative sites in connection with clinical trials;

•fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•professional service fees.

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that we will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. We request cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, we were awarded two National Institutes of Health grants for the development of concentrated ultra-rapid-acting insulin formulations and liquid glucagon formulations, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $580 thousand each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $327 thousand during the twelve months ended September 30, 2013. Work on the grant for the development of novel and stable glucagon formulations for closed loop systems started in January 2013, and expenses incurred were $219 thousand during the twelve months ended September 30, 2013. Corresponding income and receivables were recorded.

Reclassifications

Certain items in the prior year's financial statements have been reclassified to conform with the current year's presentation.

Share-Based Compensation

Stock Incentive Plan

In March 2013, the shareholders approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2013, we had 1,951,347 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. We have not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

We use the Black-Scholes pricing model to calculate the fair value of stock options. The expected life for these grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110.

We recognize compensation costs related to share-based transactions, including employee stock options, in the financial statements based on fair value. The fair value of the stock underlying the options is a significant factor in determining credits or charges to operations appropriate for the share-based payments to both employees and non-employees.

We base our estimate of expected volatility on the historical volatility of our stock. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. We estimate forfeitures based on actual forfeitures during our limited history. Additionally, we have assumed that dividends will not be paid.

For options granted to non-employees and non-directors, primarily consultants who served on our Scientific Advisory Board, we measure fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these equity investments were periodically revalued as the options were vesting and were recognized as expense over the related period of service or the vesting period, whichever was longer. We have not granted options to non-employees and non-directors since the year ending September 30, 2008. Prior to September 30, 2008, we issued to these non-employees options to purchase an aggregate of 94,278 shares of our common stock. All of these options are currently vested. For the years ended September 30, 2011, 2012 and 2013, the share-based compensation expense (income) related to these options was ($0.04) million, $0, and $0, respectively.

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

For the year ended September 30, 2013, the share-based compensation expense, including expenses associated with stock options and RSUs, was $1.5 million, of which $0.7 million is reflected in research and development expenses and $0.8 million is reflected in general and administrative expenses. For the year ended September 30, 2012, the share-based compensation expense, including expenses associated with stock options and RSUs, was $1.8 million, of which $0.7 million is reflected in research and development expenses and $1.1 million is reflected in general and administrative expenses. For the year ended September 30, 2011, the share-based compensation expense was $5.0 million, of which $2.0 million is reflected in research and development expenses and $3.0 million is reflected in general and administrative expenses.

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

At September 30, 2012 and 2013, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $47.9 million and $55.0 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2013, we had net operating loss carry-forwards of approximately $57.6 million for U.S. federal and $112.2 million for state tax purposes. These loss carry-forwards expire between 2024 and 2032. To the extent these net operating loss carry-forwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on a Section 382 analysis review, we determined that an ownership change under Section 382 occurred on May 12, 2011. We believe that approximately $55.9 million of the $112.2 million federal losses will expire unused as a result of Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2.5 million for 20 years. To the extent our use of net operating loss carry-forwards is limited, future income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could result in decreased net income.

We also have state research and development credit carry-forwards of approximately $0.3 million, which expire commencing in fiscal 2022.

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Revenue. We did not recognize any revenue during the years ended September 30, 2013 or 2012.

Research and Development Expenses.

	Year Ended September 30,		Increase
	2012	2013	$	%
	In thousands, except per share amounts
Research and Development	$12,315	$14,296	$1,981	16.1%
Percentage of net loss	59.4%	73.9%

Research and development expenses were $14.3 million for the year ended September 30, 2013, an increase of $2.0 million, or approximately 16.1%, from $12.3 million for the year ended September 30, 2012. This increase was primarily attributable to increases of $1.2 million in external expenses associated with our clinical trials, $0.4 million in personnel and stock-based compensation expenses, $0.2 million in consulting fees, and $0.1 million in preclinical animal studies.

Research and development expenses for the year ended September 30, 2013 and 2012 include $0.7 million each in stock-based compensation expense related to options granted to employees.

In July and September 2012, we received two National Institutes of Health awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand. For the year ended September 30, 2013, we reported $327 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and $219 thousand for the glucagon formulation work.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2012	2013	$	%
	In thousands, except per share amounts
General and Administrative	$7,072	$6,843	$229	3.2%
Percentage of net loss	34.1%	35.4%

General and administrative expenses were $6.8 million for the year ended September 30, 2013, a decrease of $0.2 million, or 3.2%, from $7.1 million for the year ended September 30, 2012. This decrease is primarily attributable to the adjusted allocation of bonus expense between general and administrative and research and development, which decreased general and administrative expense by $0.3 million when compared to the year ended September 30, 2012.

General and administrative expenses for the year ended September 30, 2013 and 2012 include $0.8 million and $1.1 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Decrease
	2012	2013	$	%
	In thousands, except per share amounts
Interest and Other Income	$80	$56	$24	30.0%
Percentage of net loss	0.39%	0.29%

Interest and other income decreased to $0.06 million for the year ended September 30, 2013 from $0.08 million for the year ended September 30, 2012. The decrease is primarily due to lower cash balances during the year.

Interest Expense. For the years ended September 30, 2013 and 2012, we had no interest expense.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2012	2013	$	%
	In thousands, except per share amounts
Adjustments to fair value of common stock warrant liability
August 2010 Warrant	$—	$—	$—
May 2011 Warrant	709	(542)	(1,251)
June 2012 Warrant	801	(675)	(1,476)
Total	$1,510	$(1,217)	$2,727	180.6%
Percentage of net loss	128.4%	59.4%

The change in fair value of derivative instruments-warrants of $1,510 during the year ended September 30, 2012 was primarily a result of the increase in the price of the common stock from $2.16 per share at September 30, 2011 to $2.97 per share at September 30, 2012. The change in fair value of common stock warrant liability of $(1,217) during the year ended September 30, 2013 was primarily due to shorter terms and reduced volatility.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Decrease
	2012	2013	$	%
	In thousands, except per share amounts
Net loss	$(20,747)	$(19,335)	$1,412	6.8%
Net loss per share	$(1.91)	$(1.24)

Net loss was $19.3 million, or $(1.24) per share, for the year ended September 30, 2013, compared to $20.7 million, or $(1.91) per share, for the year ended September 30, 2012. The decrease in net loss was primarily due to a decrease in adjustments to fair value of common stock warrant liability and general and administrative expenses, offset by an increase in research and development expenses as noted above.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenue. We did not recognize any revenue during the years ended September 30, 2012 or 2011.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
Research and Development	$13,597	$12,315	$1,282	9.4%
Percentage of net loss	128.4%	59.4%

Research and development expenses were $12.3 million for the year ended September 30, 2012, a decrease of $1.3 million or 9.4%, from $13.6 million for the year ended September 30, 2011. This decrease was primarily attributable to reductions of $2.6 million in manufacturing expenses and $0.4 million in regulatory expenses. These decreases were offset in part by an increase of $1.4 million in clinical expenses related primarily to our Phase 1 clinical trial of BIOD-123 and BIOD-125 and a net increase of $0.3 million in research and development expenses related to an increase in the number of preclinical animal studies we conducted and a licensing fee paid to Aegis.

The reductions in manufacturing expenses are attributable to savings of $2.2 million as a result of renegotiating the terms of our supply agreement for RHI and $0.4 million in reduced personnel costs. The

$0.4 million reduction in regulatory expenses resulted from lower professional fees for the year ended September 30, 2012, as compared to 2011, and lower stock-based compensation costs.

Research and development expenses for the twelve months ended September 30, 2011 were reduced by our receipt in January 2011 of approximately $1.2 million in research grants under the Internal Revenue Service's therapeutic tax credit program and were increased by a $1.4 million severance charge resulting from the retirement of our former Chief Scientific Officer.

Research and development expenses for the years ended September 30, 2012 and 2011 include $0.7 million and $1.9 million, respectively, in stock-based compensation expense related to options granted to employees.

In July and September 2012, we received two National Institutes of Health awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand. For the year ended September 30, 2012, we reported $88 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and did not start the glucagon formulation work.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
General and Administrative	$9,625	$7,072	$2,553	26.5%
Percentage of net loss	90.9%	34.1%

General and administrative expenses were $7.1 million for the year ended September 30, 2012, a decrease of $2.6 million, or 26.5%, from $9.6 million for the year ended September 30, 2011. This decrease is attributable to reductions of $0.2 million in depreciation expense due primarily to fully depreciating our accounting software, $1.9 million in employee and non-employee director stock-based compensation expenses, and other expenses of $0.4 million. General and administrative expenses for the year ended September 30, 2012 and 2011 include $1.1 million and $3.0 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Increase
	2011	2012	$	%
	In thousands, except per share amounts
Interest and Other Income	$60	$80	$20	33.3%
Percentage of net loss	0.57%	0.39%

Interest and other income increased to $0.08 million for the year ended September 30, 2012 from $0.06 million for the year ended September 30, 2011. The increase resulted primarily from interest on the higher cash balances generated by our June 2012 private placement.

Interest Expense. For the years ended September 30, 2012 and 2011, we had no interest expense.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2011	2012	$	%
	In thousands, except per share amounts
Adjustments to fair value of common stock warrant liability
August 2010 Warrant	$(4,169)	$—	$4,169
May 2011 Warrant	(8,442)	709	9,151
June 2012 Warrant	—	801	801
Total	$(12,611)	$1,510	$14,121	112.0%
Percentage of net loss	119.1%	7.3%

The change in fair value of derivative instruments-warrants of $(12,611) during the year ended September 30, 2011 was primarily a result of the decrease in the price of the common stock from $5.30 per share at September 30, 2010 to $2.16 per share at September 30, 2011. The change in fair value of common stock warrant liability of $1,510 during the year ended September 30, 2012 was a result of the increase in the price of the common stock from $2.16 per share at September 30, 2011 to $2.97 per share at September 30, 2012.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Increase
	2011	2012	$	%
	In thousands, except per share amounts
Net loss	$(10,592)	$(20,747)	$10,155	95.9%
Net loss per share	$(1.36)	$(1.91)

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

At September 30, 2013, we had cash and cash equivalents totaling approximately $39.8 million. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines.

Net cash used in operating activities was $18.6 million for the year ended September 30, 2013, $16.7 million for the year ended September 30, 2012, and $18.3 million for the year ended September 30, 2011. Net cash used in operating activities for the years ended September 30, 2013, 2012 and 2011 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in the fair value of the common stock-warrant liability.

Net cash (used in) provided by investing activities was $(0.1) million for the year ended September 30, 2013, $(0.06) million for the year ended September 30, 2012, and $5.8 million for the year ended September

30, 2011. Net cash used in investing activities for the years ended September 30, 2013 and 2012 reflects the purchase of property and equipment. Net cash provided by investing activities for the year ended September 30, 2011 primarily reflects the sale of marketable securities offset by the purchase of property and equipment.

Net cash provided by financing activities was $19.4 million for the year ended September 30, 2013, $17.1 million for the year ended September 30, 2012, and $28.2 million for the year ended September 30, 2011. Net cash provided by financing activities for the year ended September 30, 2013 primarily reflects proceeds from the sale of our securities in our underwritten public offering in June 2013 and through our employee stock purchase plan. Net cash provided by financing activities in 2012 primarily reflects proceeds from the sale our securities in our private placement offering in June 2012 and through our employee stock purchase plan. Net cash provided by financing activities in 2011 primarily reflects proceeds from the sale of our securities in our registered direct offering in May 2011 and through our employee purchase plan.

In June 2013, we completed an underwritten public offering of securities in which we issued 4,482,760 shares of our common stock at a price to the public of $4.35 per share. In July 2013 we issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment. We received net proceeds, after deducting placement agent fees and other offering expenses of approximately $19.2 million from this financing.

In June 2012, we completed a private placement of securities in which we issued 4,250,020 shares of our common stock, 3,605,607 shares of our Series B preferred stock and warrants to purchase 2,749,469 shares of our common stock. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $17.1 million from this financing.

In May 2011, we completed a registered direct offering of an aggregate of 3,018,736 shares of our common stock, 1,813,944 shares of our Series A Preferred Stock and warrants to purchase 2,256,929 shares of our common stock at an exercise price of $9.92 per share. The warrants will expire on May 17, 2016. We received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28.0 million from this financing.

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

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the second calendar quarter of 2015. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates;

•the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

•our ability to successfully use the data from our Phase 2 clinical trial of BIOD-123 to design and conduct the pivotal clinical trials required by the or FDA to secure approval to commercialize that candidate;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of an NDA to the FDA for that product candidate;

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

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

While we continue to pursue cost saving initiatives to reduce operating expenses, we will also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear in our proxy statement and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will appear under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our proxy statement, which sections are incorporated herein by reference.

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
Dr. Errol De Souza President and Chief Executive Officer Date: December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Errol De Souza	President and Chief Executive Officer (Principal Executive Officer), Director	December 20, 2013
Errol De Souza
/s/ Gerard J. Michel	Chief Financial Officer, Vice President, Corporate Development and Treasurer (Principal Financial and Accounting Officer)	December 20, 2013
Gerard J. Michel
/s/ Julia R. Brown	Director	December 20, 2013
Julia R. Brown
/s/ Barry H. Ginsberg	Director	December 20, 2013
Barry H. Ginsberg
/s/ Ira W. Lieberman	Director	December 20, 2013
Ira W. Lieberman
/s/ Daniel Lorber	Director	December 20, 2013
Daniel Lorber
/s/ Brian J.G. Pereira	Director	December 20, 2013
Brian J.G. Pereira
/s/ Davey S. Scoon	Director	December 20, 2013
Davey S. Scoon

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on May 19, 2011).
3.3	Certificate of Amendment to Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2012).
3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K filed on June 27, 2012).
3.5	Certificate of Amendment of Registrant's Second Amended and Restated Certificate of Incorporation, as amended.
3.6	Registrant's Amended and Restated Bylaws (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
4.2	Form of Warrant to Purchase Shares of Common Stock issued in the Registrant's May 2011 registered direct offering (Incorporated by reference to exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on May 13, 2011).
4.3	Form of Warrant issued in the Registrant's June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on June 21, 2012).
10.1	2010 Stock Incentive Plan, as amended March 8, 2012 (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on January 26, 2012).
10.2	2010 Incentive Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3	2010 Non Statutory Stock Option Agreement (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4	2010 Restricted Stock Unit Agreement (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5	Form of Indemnity Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.6	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.7	2005 Employee Stock Purchase Plan (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.8	2005 Non-Employee Directors' Stock Option Plan (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.9	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2010).

Exhibit Number	Description of Document
10.10	Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.11	Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.12	Lease Agreement, dated February 2, 2004, between the Registrant and Mulvaney Properties, LLC and amendment thereto dated September 29, 2006 (Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (333-140504)).
10.13	Amendment to Lease Agreement, dated February 2, 2004, as amended, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.14	Amendment to Lease Agreement, dated February 2, 2004, as amended, by and between the Registrant and Mulvaney Properties LLC. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 4, 2007).
10.15*	Amendment to Lease Agreement, dated February 2, 2004, as amended as of November 6, 2013, by and between the Registrant and Mulvaney Properties LLC.
10.16	Offer Letter, dated November 12, 2007, by and between the Registrant and Gerard J. Michel. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 14, 2007).
10.17	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).
10.18	Form of Option Agreement for 2005 Non-Employee Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).
10.19	Base salaries of Executive Officers of the Registrant.
10.20	Summary of the Registrant's Non-Employee Director Compensation.
10.21†	Supply Agreement, dated July 7, 2008, between the Registrant and N.V. Organon (Incorporated by reference to exhibit 10.3 the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008).
10.22†	Letter Agreement, dated November 12, 2009, between the Registrant and N.V. Organon, amending the Supply Agreement, dated July 7, 2008, between the parties. (Incorporated by reference to exhibit 10.22 to Registrant's Annual Report on Form 10-K filed on December 14, 2009).
10.23†	Letter Agreement, dated July 25, 2011, between the Registrant and N.V. Organon amending the Supply Agreement dated July 7, 2008 (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on December 15, 2011).
10.24†	License Agreement, effective as of June 8, 2012, between Aegis Therapeutics, LLC and the Registrant (Incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 14, 2012).
10.25*††	Commercial Supply Agreement, effective July 17, 2012, between Bachem Americas, Inc. and the Registrant.

Exhibit Number	Description of Document
10.26*††	Customization and Commercial Supply Agreement, effective April 8, 2013, between Unilife Medical Solutions, Inc. and the Registrant.
10.27	Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 21, 2012).
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

____________

†      Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††    Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*      Submitted electronically herewith

Attached as Exhibit 101 to this are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Stockholders' Equity; (iv) Statements of Comprehensive Loss; (v) Statements of Cash Flows; and (vi) Notes to Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

This page intentionally left blank

BIODEL INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying balance sheets of Biodel Inc. (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2013 and the statements of operations, stockholders' equity and cash flows for the period from December 3, 2003 (inception) to September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, and for the period from December 3, 2003 (inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, New York
December 20, 2013

Biodel Inc.
(A Development Stage Company)

Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2012	2013
ASSETS
Current:
Cash and cash equivalents	$39,050	39,781
Restricted cash	60	-
Taxes receivable	34	6
Grant receivable	88	26
Other receivable	9	-
Prepaid and other assets	295	264
Total current assets	39,536	40,077
Property and equipment, net	1,552	1,031
Intellectual property, net	46	43

Total assets	$41,134	$41,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$285	$246
Accrued expenses:
Clinical trial expenses	488	181
Payroll and related	1,248	1,139
Accounting and legal fees	244	226
Severance	141	255
Other	273	319
Income taxes payable	101	75
Total current liabilities	2,780	2,441
Common stock warrant liability	7,338	6,121
Severance payable, long term portion	—	26
Total liabilities	10,118	8,588
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized, 5,419,551 and 1,950,000 issued and outstanding	54	19
Common stock, $.01 par value; 62,500,000 shares authorized; 14,174,545 and 21,070,824 issued and outstanding	142	211
Additional paid-in capital	226,913	247,761
Deficit accumulated during the development stage	(196,093)	(215,428)
Total stockholders' equity	31,016	32,563
Total liabilities and stockholders' equity	$41,134	$41,151

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended September 30,			December 3, 2003 (Inception) to September 30, 2013
	2011	2012	2013
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	13,597	12,315	14,296	155,400
Government grants	—	(88)	(546)	(634)
General and administrative	9,625	7,072	6,843	72,201
Total operating expenses	23,222	19,299	20,593	226,967
Other (income) and expense:
Interest and other income	(60)	(80)	(56)	(5,702)
Interest expense	—	—	—	78
Adjustments to fair value of common stock warrant liability	(12,611)	1,510	(1,217)	(11,064)
Loss on settlement of debt	—	—	—	627
Loss before tax provision (benefit)	(10,551)	(20,729)	(19,320)	(210,906)
Tax provision (benefit)	41	18	15	(538)
Net loss	(10,592)	(20,747)	(19,335)	(210,368)
Charge for accretion of beneficial conversion rights	—	—	—	(603)
Deemed dividend — warrants	—	—	—	(4,457)
Net loss applicable to common stockholders	$(10,592)	$(20,747)	$(19,335)	$(215,428)
Net loss per share — basic and diluted*	$(1.36)	$(1.91)	$(1.24)
Weighted average shares outstanding — basic and diluted*	7,788,741	10,882,688	15,650,538

____________

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

Biodel Inc.
(A Development Stage Company)

Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2010	6,599,891	$66	—	$—	—	$—	$188,747	$1	$(164,754)	$24,060
Registered direct financing	3,018,736	30	1,813,944	18	—	—	27,913	—	—	27,961
Initial value of warrants issued in a registered direct offering	—	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Stock options exercised	104	—	—	—	—	—	—	—	—	—
Warrants exercised	10,549	—	—	—	—	—	50	—	—	50
RSU's granted	15,537	—	—	—	—	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Proceeds from the sale of stock — ESPP	17,051	—	—	—	—	—	118	—	—	118
Net loss	—	—	—	—	—	—	—	—	(10,592)	(10,592)
Balance, September 30, 2011	9,661,868	$96	1,813,944	$18	—	$—	$212,310	$—	$(175,346)	$37,078
Proceeds from the sale of unregistered securities	4,250,020	43	—	—	3,605,607	36	16,999	—	—	17,078
Initial value of warrants issued in private placement financing	—	—	—	—	—	—	(4,832)	—	—	(4,832)
Stock-based compensation	—	—	—	—	—	—	1,828	—	—	1,828
Proceeds from the sale of stock — ESPP	10,776	—	—	—	—	—	27	—	—	27
RSUs issued to settle bonus liability	191,719	2	—	—	—	—	582	—	—	584
RSUs granted	60,409	1	—	—	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,747)	(20,747)
Company re-purchase of fractional shares from the reverse stock split	(247)	—	—	—	—	—	—	—	—	—
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Proceeds from sale of common stock	4,718,767	47	—	—	—	—	19,192	—	—	19,239
Preferred stock conversion	2,109,090	22	(1,813,944)	(18)	(1,655,607)	(17)	13	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,538	—	—	1,538
Proceeds from the sale of stock — ESPP	13,395	—	—	—	—	—	30	—	—	30
Stock options exercised	30,250	—	—	—	—	—	75	—	—	75
RSUs granted	24,777	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,335)	(19,335)

Balance, September 30, 2013	21,070,824	$211	—	$—	1,950,000	$19	$247,761	$—	$(215,428)	$32,563

See accompanying notes to financial statements.

Biodel Inc.
(A Development Stage Company)

Statements of Cash Flows
(In thousands, except share and per share amounts)

	Year Ended September 30,			December 3, 2003 (Inception) to September 30, 2013
	2011	2012	2013
Cash flows from operating activities:
Net loss	$(10,592)	$(20,747)	$(19,335)	$(210,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	725	641	5,444
Founder's compensation contributed to capital	—	—	—	271
Share-based compensation for employees and directors	4,964	1,828	1,538	29,162
Share-based compensation for non-employees	(44)	—	—	2,274
Loss on settlement of debt	—	—	—	627
Write-off of capitalized patent expense	—	38	—	246
Write-off of loan to related party	—	—	—	41
Adjustment to fair value of common stock warrant liability	(12,611)	1,510	(1,217)	(11,064)
(Increase) decrease in:
Prepaid expenses and other assets	(41)	111	31	(264)
Income taxes receivable	81	1	28	(6)
Grant receivable	—	(88)	63	(25)
Other receivable	10	(8)	8	(1)
Increase (decrease) in:
Accounts payable	(1,767)	63	(39)	246
Income tax payable	58	(2)	(26)	75
Accrued expenses and other liabilities	753	(128)	(247)	2,950
Total adjustments	(7,659)	4,050	780	29,976
Net cash used in operating activities	(18,251)	(16,697)	(18,555)	(180,392)
Cash flows from investing activities:
Purchase of property and equipment	(189)	(59)	(118)	(6,467)
Purchase of marketable securities	—	—	—	(31,614)
Sale of marketable securities	6,000	—	—	31,614
Capitalized intellectual properties	—	—	—	(298)
Loan to related party	—	—	—	(41)
Net cash (used in) provided by investing activities	5,811	(59)	(118)	(6,806)
Cash flows from financing activities:
Restricted cash	90	—	60	—
Options exercised	—	—	75	1,075
Warrants exercised	50	—	—	585
Net proceeds from employee stock purchase plan	118	27	30	851
Deferred public offering costs	—	—	—	(1,458)
Stockholder contribution	—	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	2,685	—	—	2,685
Net proceeds from sale of common stock	25,276	—	19,239	180,257
Proceeds from bridge financing	—	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	8,491	—	8,491
Net proceeds from sale of unregistered common stock — private placement	—	8,587	—	8,587
Net cash provided by financing activities	28,219	17,105	19,404	226,979
Net increase in cash and cash equivalents	15,779	349	731	39,781
Cash and cash equivalents, beginning of period	22,922	38,701	39,050	—
Cash and cash equivalents, end of period	$38,701	$39,050	$39,781	$39,781
Cash paid for interest and income taxes was:
Interest	$—	$—	$—	$9
Income taxes	—	20	12	338

See accompanying notes to financial statements.

	Year Ended September 30,			December 3, 2003 (Inception) to September 30, 2013
	2011	2012	2013
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$9,438	$—	$—	$12,353
Warrants issued in connection with unregistered common stock — private placement	—	4,832	—	4,832
Settlement of debt with Series B preferred stock	—	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	—	150
Deemed dividend — warrants	—	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	—	603
Conversion of convertible preferred stock to common stock	—	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	584	—	584

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

The Company focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. The Company's develops its product candidates by applying its proprietary formulation technologies to existing drugs in order to improve their therapeutic profiles. The Company's proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. The Company refers to these as "ultra-rapid-acting" formulations. The Company's glucagon formulations and presentations are designed to be stable at room temperature and are intended for use by caregivers with no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose.

The Company's most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with the Company's proprietary combination of excipients to increase the rate of absorption following injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, Novolog®, marketed by Novo Nordisk and Apidra®, marketed by Sanofi-Aventis. The Company is also using its proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

In addition the Company also has other products in the development stage.

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

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 12.)

2. Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $13,597, $12,315, and $14,296 for the years ended September 30, 2011, 2012 and 2013, respectively.

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled "Government Grants" with the corresponding expenses included in research and development. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $580 each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $327 during the year ended September 30, 2013 and $88 for the year ended September 30, 2012. Work on the grant for the development of novel and stable glucagon formulations for closed loop systems started in January 2013, and expenses incurred were $219 during the year ended September 30, 2013. Corresponding income and receivable were recorded.

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2012 and 2013, the Company had cash and cash equivalents of $39,050 and $39,781, respectively, and they are primarily held in a premium commercial money market account.

Restricted Cash

Restricted cash was $60 and $0 as of September 30, 2012 and 2013. This amount was held in a money market account with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases. As of September 30, 2013 the Company canceled the credit card purchasing agreement and the restriction on the cash was lifted.

In February 2012, the Company brought action against one of its vendors before the American Arbitration Association in New York relating to disputed fees charged to the Company for inventory storage. As part of the arbitration stipulation, the Company established a $1,500 escrow account and recorded an accrual of $741 toward this claim. During the quarter ended June 30, 2012, the Company paid $500 from the escrow account. On July 30, 2012, the Company received a judgment from the arbitrator stating the Company's final amount due was $55. The remaining escrow balance of $945 was removed from the escrow account and transferred to cash. The remaining accrual of $186 was reversed and recorded in research and development expense during the quarter ended September 30, 2012.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair values due to their short term maturities.

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

For the years ended September 30, 2012 and 2013, the Company expensed $170 and $121, respectively, of costs associated with the purchase of RHI and glucagon as research and development expense after such materials passed quality control inspection by the Company and transfer of title occurred.

Intellectual Property

Intangible assets consist primarily of capitalized costs associated with the Company's ultra-rapid-acting insulin patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Intellectual property amortization expense for the years ended September 30, 2011, 2012 and 2013 was $4, $3, and $3, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in other income (expense) in the statement of operations. Estimated useful lives for each asset category are as follows: Furniture and fixtures — 7 years; Leasehold improvements — estimated useful life or remaining term of lease, whichever is shorter; Laboratory equipment — 7 years; Manufacturing equipment — 5 years; Device development— 5 years; Facility equipment— 3 years and 7 years; Computer equipment — 5 years; and Computer software — 3 years.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2012 and 2013.

Warrant Liability

The Company applies the provisions of Accounting Standards Codification Topic 480 ("ASC 480") (formerly FASB Staff Position 150-5 (FSP 15-5)), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and other Similar Instruments on Shares that are Redeemable or Distinguishing Liabilities from Equities. Pursuant to ASC 480, a freestanding financial instrument (other than outstanding share) that, at inception, embodies an obligation to repurchase the issuer's shares and "requires or may require" the obligation to be settled by transferring assets, qualifies as a liability (if the obligation is conditional, the number of conditions is irrelevant).

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company's income tax provision and net income or loss in the period which the determination is made.

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

The Company has experienced significant operating losses since inception. At September 30, 2013, the Company had a deficit accumulated during the development stage of $215,428. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of an ultra-rapid-acting insulin or a glucagon rescue product, launch and commercialize the product if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company is currently developing its first product candidates and has no products that have received regulatory approval. Any products developed by the Company will require approval from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company's products will

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it would have a material adverse effect on the Company's future operating results.

To achieve profitable operations, the Company must successfully develop, test, manufacture and market products, as well as secure the necessary regulatory approvals. There can be no assurance that any such products can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors would have a material adverse effect on the Company's future financial results.

Stock-Based Compensation

In March 2013, the shareholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2013, the Company had 1,951,347 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

The Company uses the Black-Scholes pricing model to calculate the fair value of stock options. The expected life for grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110.

The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

For stock options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes valuation model, if that value is more reliably measurable than the fair value of the consideration or service received. The fair value of these instruments is periodically revalued as the options vest, and is recognized as expense over the related period of service or vesting period, whichever is longer. The total cost expensed (credited) for options granted to non-employees for the years ended September 30, 2011, 2012 and 2013 was $(44), $0, and $0, respectively.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2011, 2012, and 2013 was $4,964, $1,828, and $1,538 respectively. At September 30, 2013, the total compensation cost related to non-vested options not yet recognized was $871, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2011	2012	2013
Expected life (in years)	3.77 - 5.25	3.0 - 4.75	2.39-4.75
Expected volatility	65 - 72%	58 - 76%	80-96%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.75 - 1.97%	0.39 - 0.91%	0.25-0.75%
Weighted-average grant date fair value	$6.36	$2.54	$2.43

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Participating Securities

In June 2008 the Financial Accounting Standards Board ("FASB") issued ASC 260-10-55 Earnings Per Share — Overall (formerly Financial Statement Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) ("ASC 260-10-55"). ASC 260-10-55 provides that securities and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Warrant Liability — Given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55. These securities were excluded from the per share calculation for all years since their inclusion would be anti-dilutive.

Restricted Stock Units — Given that the holders of Restricted Stock Unit awards ("RSUs") will only receive dividends or dividend equivalents on RSUs that have vested prior to the Company declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, the Company determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

Reclassifications:

Certain items in the prior year's financial statements have been reclassified to conform with the current year's presentation.

3. Fair Value Measurement

ASC Topic 820 ("ASC 820"), originally issued as SFAS No. 157, Fair Value Measurements) applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

As of September 30, 2012 and 2013, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company's warrant liability was determined by the Monte Carlo simulation method for the warrants issued in connection with the Company's August 2010 financing and by the Black-Scholes valuation model for the warrants issued in connection with the Company's May 2011 and June 2012 financings. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its warrant liability is classified as a Level 3 input.

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,781	$39,781	—	—
Subtotal	39,781	39,781	—	—
Liabilities:
Common stock warrant liability	(6,121)	—	—	(6,121)
Subtotal	(6,121)	—	—	(6,121)
Total	$33,660	$39,781	$—	$(6,121)

Description		Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents		$39,050	$39,050	$—	$—
Restricted cash		60	60	—	—
Subtotal		39,110	39,110	—	—
Liabilities:	•
Common stock warrant liability		(7,338)	—	—	(7,338)
Subtotal		(7,338)	—	—	(7,338)
Total		$31,772	$39,110	$—	$(7,338)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table:

Balance at September 30, 2009	$—
August 2010 warrant — initial fair value at the date of issuance	(2,915)
Increase in fair value	(1,254)
Balance at September 30, 2010	(4,169)
May 2011 warrant — initial fair value at the date of issuance	(9,438)
Exercise of warrants	29
Decrease in fair value	12,582
Balance at September 30, 2011	(996)
June 2012 warrant — initial fair value at the date of issuance	(4,832)
Increase in fair value	(1,510)
Balance at September 30, 2012	(7,338)
Decrease in fair value	1,217
Balance at September 30, 2013	$(6,121)

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and September 30, 2013:

Description	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Quoted Prices in Active Markets for identical Assets and Liabilities (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Derivative liabilities related to Warrants	$—	$—	$7,338	$7,338	$—	$—	$6,121	$6,121

The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the twelve months ended September 30, 2013 and September 30, 2012:

Description	Balance at September 30, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of September 30, 2012	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of September 30, 2013
Derivative liabilities related to Warrants	$996	$4,832	$1,510	$7,338	$—	$(1,217)	$6,121

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. The fair value of cash and cash equivalents as of September 30, 2013 and 2012 are $39,781 and $39,050, respectively, and the fair value of accounts payable as of September 30, 2013 and 2012 is $246 and $285, respectively, which approximates Net Book Value due to the short term.

4. Net Loss per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends ("participating securities"). The Company considers the outstanding warrants participating securities because they include rights to participate in dividends with the common stock on a one-for-one basis. In applying the two-class method, earnings are allocated to both common stock shares and warrants based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to the participating securities, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

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

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The amount of options, warrants, shares of preferred stock and restricted stock units excluded are as follows:

	Year Ended September 30,
	2011	2012	2013
Common shares issuable upon conversion of Series A Preferred Stock	453,486	453,486	—
Common shares issuable upon conversion of Series B Preferred Stock	—	3,605,607	1,950,000
Common shares underlying warrants issued for common stock	2,875,647	5,006,398	5,006,398
Stock options	1,365,350	1,546,454	1,920,051
Restricted stock units	121,677	68,153	31,296

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2012	2013
Furniture and fixtures	$324	$324
Leasehold improvements	1,548	1,548
Laboratory equipment	1,945	2,062
Manufacturing equipment	655	655
Facility equipment	65	65
Computer equipment and other	1,308	1,308
Sub-Total	5,845	5,962
Less: Accumulated depreciation and amortization	4,293	4,931
Total	$1,552	$1,031

Depreciation expense for the years ended September 30, 2011, 2012, and 2013 was $934, $722, and $638, respectively.

6. Related Party Transactions

The following is a description of material transactions, other than compensation arrangements, since the Company's incorporation on December 3, 2003 to which the Company has been a party and in which any of its directors, executive officers or persons who it knows held more than five percent of any class of capital stock, including their immediate family members who had or will have a direct or indirect material interest. The Company believes that the terms obtained or consideration paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would have been paid or received, as applicable, in arm's-length transactions.

Issuance of Series B Convertible Preferred Stock

On July 19, 2006, the Company issued and sold 38,071 shares of Series B convertible preferred stock (see Note 10) and a warrant to purchase 20,496 shares of common stock to its Chief Executive Officer in exchange for a $150 bonus that was earned by him during the calendar year ended December 31, 2005 but voluntarily deferred. At September 30, 2005, the Company accrued $113 of the bonus and the balance of $37 was expensed in fiscal 2006. The full amount of the accrued bonus was exchanged for Series B convertible preferred stock on July 19, 2006.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

In connection with the issuance of the Series B convertible preferred stock, the Company retained MSI to serve as placement agent pursuant to an amendment to the Letter Agreement. MSI was paid (a) an aggregate commission of $350 from the sale of the Series B convertible preferred stock, (b) a warrant to purchase 126,903 shares of Series B convertible preferred stock and (c) a warrant to purchase 68,322 shares of common stock. On July 19, 2006, the Company also sold and issued to a director 12,690 shares of Series B convertible preferred stock and a warrant to purchase 6,832 shares of common stock. At the completion of the Series B preferred stock financing, the lead investor remitted the monies for its investment in the Series B Round net of offering-related expenses incurred by the investor group for which the Company was responsible. Total offering expenses were approximately $2,000, of which $1,470 was commissions for the placement of the offering. A director of the Company had arranged to pay for an investment in the Series B preferred stock financing (the "Investment") utilizing a portion of commissions due. Since the monies due for the commission were not received by the Company, the purchase price of the Investment could not be deducted from the monies received. The fair values of the warrants for common stock were $126 and $13 and were computed using the Black-Scholes valuation model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 5.05% and a dividend yield of 0.0%. The fair value of the warrants for preferred stock was $167 and was computed using the Black-Scholes valuation model using the following assumptions: term of 3.5 years; volatility rate of 50%; risk free rate of 4.70% and a dividend yield of 0.0%. These amounts were treated as cost of raising capital.

7. Commitments

Chief Executive Officer Employment Agreement

On March 30, 2010, the Company announced the appointment of Errol B. De Souza, Ph.D., as the Company's President, Chief Executive Officer and a Director. In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provides for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The agreement provides for an annual salary of $450 and eligibility for a target bonus of 50% of the annual salary. In addition, Dr. De Souza was granted options to purchase 175,000 Shares of the Company's common stock pursuant to the Company's 2010 Plan. These options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the rest vesting in equal monthly amounts over the next three years.

The Company may terminate the agreement with or without cause. Dr. De Souza will not be entitled to severance benefits if the Company terminates his employment for cause, or if he terminates his employment without good reason, as defined in the agreement. If the Company terminates Dr. De Souza's employment without cause, or he terminates his employment with the Company for good reason, he is entitled to:

•two times his then current salary, plus two times his target annual bonus for the fiscal year in which he is terminated, plus the pro rata amount of his target annual bonus for the fiscal year in which he is terminated;

•COBRA benefits until the earlier of the end of the 24th month after the date his employment with the Company ends or the date his COBRA coverage expires;

•24 months of acceleration of his outstanding equity compensation awards; and

•full vesting of his outstanding equity compensation awards, if the Company terminates his employment without cause, or he resigns within 12 months following a change in control, as defined in the agreement.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. The amount of compensation due as a result of this event is approximately $4,337, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for routine severance compensation. As of September 30, 2013 and September 30, 2012, no amounts have been accrued.

Former Chief Scientific Officer General Release

Effective December 14, 2010, Dr. Solomon Steiner, the Company's former Chief Scientific Officer, retired from all his management positions with the Company. On the same date, the Company and Dr. Steiner executed a general release agreement. Dr. Steiner is therefore entitled to receive the severance benefits set forth in his employment agreement with the Company that were conditioned upon his signing the release. We recorded a charge of $1,360 for salary, bonus and benefits continuation for twenty-four months and an option acceleration modification charge of $7 in the three months ended December 31, 2010. As of December 31, 2012, the Company has paid the total of $1,360 in salary, bonus and benefits continuation per the terms of the agreement.

Leases

As of September 30, 2013, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space for one year on November 6, 2013. This lease provides for annual basic lease payments from February 1, 2014 through January 31, 2015 of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company renewed its lease agreement for additional office space adjacent to its laboratory space for one year on November 6, 2013. This lease provides for annual basic lease payments from February 1, 2014 through January 31, 2015 of $3, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

The Company renewed its lease for its corporate office for five years on November 6, 2013. This lease provides for annual basic lease payments from August 1, 2014 through July 31, 2019 of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses. Escalations shall be on an annual basis from August 1, 2015 through July 31, 2019, and will be calculated using the preceding year's basic lease payment, plus the annual CPI increase for May, not to exceed 6%.

Lease expense for the years ended September 2011, 2012, and 2013 was $633, $636, and $646, respectively.

Minimum lease payments under these agreements as of September 30, 2013, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,

2014	$678
2015	588
2016	555
2017	565
2018	580
2019	493
Total	$3,459

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Purchase Commitments

The Company contracted with N.V. Organon, a global producer of RHI, to supply the Company with all of the RHI that the Company will need for testing and manufacturing of the Company's product candidates. In July 2011, the Company executed an amendment with N.V. Organon, which extends the term of the existing supply agreement to June 30, 2018 and releases the Company from any purchase commitments until the third calendar quarter of 2014. These commitments commence in the third calendar quarter of 2014 and extend through the second calendar quarter of 2018 for a total purchase commitment of approximately 160 kilograms of RHI. Both parties have the right to terminate the agreement with six months notice, with the Company having the option to purchase significant additional quantities if the supplier terminates the agreement prior to June 30, 2018. As of September 30, 2013, the Company had purchase commitments of approximately $18,787 associated with the signing of the renewed contract with N.V. Organon.

Commercial Supply Agreement with Bachem Americas

The Company has entered into a commercial supply agreement for the supply of glucagon with Bachem Americas, a supplier of glucagon. The Company is obligated to purchase certain quantities of glucagon pursuant to a rolling forecast submitted by the Company under this agreement.

Customization and Commercial Supply Agreement with Unilife Medical Solutions, Inc.

The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc. ("Unilife"), a wholly owned subsidiary of Unilife Corporation, a company which designs, develops and manufactures advanced drug delivery devices. The agreement obligates Unilife to develop and supply dual-chamber reconstitution devices to be used with the Company's glucagon rescue product candidate. The Company is obligated to make payments to Unilife on the achievement of certain development milestones, including a payment of $700 upon the delivery of devices meeting a target profile to be approved by both parties.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

Years Ending September 30,

2014	$1,702
2015	4,929
2016	4,654
2017	4,792
2018	3,677
Total	$19,754

8. Income Taxes

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2011, 2012, and 2013, the Company paid only state taxes.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The provision for income taxes is as follows:

	Year Ended September 30,
	2011	2012	2013
Current expense
Federal	$—	$—	$—
State	41	18	15
Tax provision	$41	$18	$15

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

	Year Ended September 30,
	2011	2012	2013
Federal statutory rate	34.00%	34.00%	34.00%
Federal taxes at statutory rate	$(3,587)	$(7,028)	(6,569)
Tax expense on permanent differences (a)	(2,631)	1,137	163
Tax benefit on research and business credits	—	—	—
State taxes, net of federal tax effect	19	12	10
State benefit, net operating loss	(163)	(312)	—
Valuation allowance increase (b)	6,382	6,164	6,439
Connecticut research and development refund	—	—	—
Reserve for uncertain tax positions	—	—	—
Other	21	45	(28)
Actual tax provision	$41	$18	$15

____________

(a) Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.

(b) Net of the Section 382 Adjustment.

The following table summarized the activity related to the Company's liabilities for uncertain tax positions:

	Year Ended September 30,
	2011	2012	2013
Balance, beginning of year	$86	$75	$75
Increase related to current year tax position	—	—	—
Increase related to prior year's tax position	—	—	—
Decrease related to prior year's tax position	(11)	—	—
Balance, at end of year	$75	$75	$75

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2011 remain open due to net operating loss and are subject to examination by the appropriate governmental agencies in the United States and Connecticut carry-forwards.

As of September 30, 2013, the Company had net operating loss ("NOL") carry-forwards of approximately $57,628 (net of Section 382 limitation discussed below) for U.S. federal tax purposes and $112,240 for state tax purposes. These loss carry-forwards expire between 2024 and 2032. To the extent these net operating loss carry-forwards are available, the Company intends to use them to reduce the corporate income tax liability associated with its operations.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The ability of the Company to utilize its NOL carry-forwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code Section 382 ("Section 382"). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company's taxable income that can be offset by these carry-forwards. As of September 30, 2011, the Company completed a study of the impact of Section 382 limitation on future payments and determined that the statutory provisions limited the Company's ability to realize future tax benefits. Accordingly, the Company decreased federal net operating loss carry-forwards by approximately $55,929 and federal research and development credit carry-forwards by $1,817.

The Company also has state research and development credit carry-forwards of approximately $339, which expire commencing in fiscal 2022.

The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2012 and 2013 are as follows:

	September 30,
	2012	2013
Deferred Tax Assets
Net operating losses	$24,969	$25,149
Capitalized expense	21,907	28,913
Research and development credits	477	224
Depreciation of fixed assets	51	445
Other	453	283
Total deferred tax asset	47,857	55,014
Valuation Allowance	(47,857)	(55,014)
Net Deferred Tax Assets	$—	$—

As the Company has not yet achieved profitable operation, management does not believe that it is more likely than not that the tax benefits as of September 30, 2013 will be realized and therefore has recorded a valuation allowance against its deferred tax assets.

9. Financings

June 2013 Public Offering

On June 24, 2013, the Company completed an underwritten public offering of 4,482,760 shares of its common stock at a price to the public of $4.35 per share. On July 22, 2013, the Company issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment option. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $19.2 million.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B preferred stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit, consisting of either a share of common stock or Series B preferred stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement.

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

During the year ended September 30, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $675, within Other (income) expense, to reflect the decrease in the

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

valuation of the warrants from September 30, 2012 to September 30, 2013. At September 30, 2013, the fair value of the warrant liability utilizing the Black-Scholes valuation model was approximately $4,958.

The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2013:

Balance at September 30, 2011	$—
Initial fair value, at the date of issuance	4,832
Increase in fair value	801
Balance at September 30, 2012	5,633
Decrease in fair value	(675)
Balance at September 30, 2013	$4,958

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering of an aggregate of 3,018,736 shares of the Company's common stock, 453,486 shares of the Company's Series A preferred stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28.0 million from this financing.

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

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The Company's warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense ("Adjustment to fair value of common stock warrant liability"), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Because the warrants issued in the May 2011 financing do not contain a re-pricing provision, the Company is using the Black-Scholes valuation model to estimate the fair value of the warrants. Using this model, the Company recorded an initial warrant liability of $9,438 as of May 18, 2011 (the warrant issuance date). The significant assumptions of the model were warrants and common stock outstanding, remaining terms of the warrants, the per stock price of $2.06, a risk-free rate of 1.89% and expected volatility rate of 75%.

During the year ended September 30, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $542, within Other (income) expense, to reflect the decrease in the valuation of the warrants from September 30, 2012 to September 30, 2013. At September 30, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $1,163.The following summarizes the changes in value of the warrant liability from the date of issuance through September 30, 2013:

Balance at September 30, 2010	$—
Initial fair value, at the date of issuance	9,438
Decrease in fair value	(8,442)
Balance at September 30, 2011	996
Increase in fair value	709
Balance at September 30, 2012	1,705
Decrease in fair value	(542)
Balance at September 30, 2013	$1,163

August 2010 Registered Direct Offering

In August 2010, the Company sold to two institutional investors an aggregate of 599,550 units, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $15.72 per unit. These units were not issued or certificated. The shares and warrants were immediately separated and the Company issued 599,550 shares of its common stock and warrants to purchase an additional 599,550 shares of the Company's common stock. This financing resulted in net proceeds of $8,700.

In August 2011, one investor exercised 10,550 warrants, at $4.70 per share, and the Company received proceeds totaling approximately $50. Subsequently, on December 1, 2011 the remaining 589,000 warrants expired unexercised.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model to calculate the fair value for the fiscal year ended September 30, 2012 and 2013.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

At the measurement date, the Company estimated the fair value for the June 2012 warrants using the Black-Scholes valuation model using the following assumptions:

	September 30, 2012	September 30, 2013
June 2012 Financing
Stock price	$2.97	$3.15
Exercise price	$2.66	$2.66
Risk-free interest rate	0.62%	0.63%
Expected remaining term	4.74 years	3.74 years
Expected volatility	98%	82%
Dividend yield	0%	0%
Warrants outstanding June 2012 registered direct	2,749,469	2,749,469

The Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model at the measurement dates of September 30, 2013 and 2012, respectively using the following assumptions:

	September 30, 2012	September 30, 2013
May 2011 Financing
Stock price	$2.97	$3.15
Exercise price	$9.92	$9.92
Risk-free interest rate	0.31%	0.63%
Expected remaining term	3.63 years	2.63 years
Expected volatility	82%	77%
Dividend yield	0%	0%
Warrants outstanding May 2011 registered direct	2,256,929	2,256,929

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

Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Since the Company's stock has been traded for the expected remaining term of the warrants, the Company uses its own historic volatility over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded for the years ended September 30, 2013, 2012 and 2011 earnings per share calculation since their inclusion would be anti-dilutive.

10. Stockholders' Equity

Common Stock

The Company's authorized common stock consists of 62,500,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.

On June 24, 2013, the Company completed an underwritten public offering of 4,482,760 shares of its common stock at a price to the public of $4.35 per share. On July 22, 2013, the Company issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment option. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $19.2 million.

On June 27, 2012 the Company completed a private placement of an aggregate of 4,250,020 shares of common stock, 3,605,607 shares of Series B preferred stock and warrants to purchase 2,256,929 shares of common stock at an exercise price of $2.66 per share. The Company received net proceeds, after deducting placement agent fees and other offering expenses of approximately $17,100 from this financing. In June 2013, 176,964 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of common stock. In September 2013, 1,478,643 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of common stock.

On May 12, 2011, the Company completed a registered direct offering of an aggregate of 3,018,736 shares of common stock, 1,813,944 shares of Series A preferred stock and warrants to purchase 2,256,929 shares of common stock at an exercise price of $9.92 per share. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28,000 from this financing. In August 2013, 1,813,944 shares of the Company's Series A Convertible Preferred Stock, convertible at a 4:1 ratio, were converted into 453,483 shares of common stock.

On August 24, 2010, the Company completed a registered direct offering of an aggregate of 599,550 shares of common stock and warrants to purchase an additional 599,550 shares of common stock at an exercise price of $18.864. The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $8,700 from this financing.

On February 12, 2008, the Company completed a follow-on public offering of 815,000 shares of its common stock at a price to the public of $62.00 per share. The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and expenses, of $46,817. Certain of the Company's stockholders sold 137,500 shares in the offering. The Company did not receive any proceeds from the sale of shares from the selling stockholders.

On May 16, 2007, the Company completed an initial public offering of 1,437,500 shares of its common stock at a price to the public of $60.00 per share. The offering resulted in gross proceeds of $86,300. The Company received net proceeds from the offering of approximately $78,800 after deducting underwriting discounts and commissions and additional offering expenses. The completion of the initial public offering resulted in the conversion of the Company's Series A and B convertible preferred stock. A total of 1,601,749 shares of common stock were issued upon the conversion of the preferred stock.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

As of September 30, 2013, the Company had the following warrants outstanding:

(i) May 2011 financing —

 (a) warrants to purchase 2,256,929 shares of the Company's common stock with an exercise price of $9.92 per share

(ii) June 2012 financing —

(a) warrants to purchase 2,066,969 shares of the Company's common stock with an exercise price of $2.66 per share and

(b) Series B convertible preferred stock — warrants to purchase 682,500 shares of the Company's common stock with an exercise price of $2.66 per share.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, having a par value of $0.01 per share. The Company's preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company's Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion, redemption rights and sinking fund provisions. The issuance of preferred stock could reduce the rights, including voting rights, of the holders of common stock and, therefore, could reduce the value of the common stock. In particular, specific rights granted to holders of preferred stock could be used to restrict the Company's ability to merge with or sell the Company's assets to a third party, thereby preserving control of the Company by existing management.

Series A Preferred Stock May 2011 Financing

As part of the May 2011 registered direct offering, the Company issued 1,813,944 shares of the Company's Series A preferred stock to one investor. The investor purchased units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was at a price of $8.84 per unit.

Each share of Series A preferred stock is convertible into 0.25 of a share of the Company's common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of series A preferred stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A preferred stock will receive a payment equal to $0.01 per share of Series A preferred stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A preferred stock, holders of Series A preferred stock and holders of the Company's Series B stock will participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A preferred stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A preferred stock will be required to amend the terms of the Series A preferred stock. The Series A preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors.

In August 2013, 1,813,944 shares of the Company's Series A Convertible Preferred Stock were converted into 453,483 shares of common stock.

Series A Preferred Stock July 2005 Private Placement

In July 2005, the company authorized 1,050,000 shares of its Series A preferred stock and completed a private placement of 569,000 shares of these shares, of which 0 shares were issued and outstanding as of

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

September 30, 2007. In addition, in connection with the July 2006 private placement, the Company issued warrants to purchase shares of the Company's series A preferred stock. All such warrants were expired as of September 30, 2012.

In connection with the Series A preferred stock issuance, the Company entered into a registration rights agreement with the purchasers of its stock, which provided, among other things, for liquidated damages if the Company were initially unable to register and obtain an effective registration of the securities within the allotted time. The stockholders could not demand registration until one hundred and eighty (180) days after the Company had effected a qualified initial public offering. The penalties were (i) one and three quarters (1¾%) percent of the aggregate number of shares of underlying common stock for each month, or part thereof, after a ninety (90) day period that a registration statement was not filed with the SEC or (ii) one (1%) percent of the aggregate number of shares of underlying common stock for each month if the forgoing filed registration statement was not declared effective by the SEC within one hundred and twenty (120) days.

Each share of Series A preferred stock was automatically converted into a number of shares of common stock equal to the quotient of $3.54 divided by $1.00 immediately subsequent to the date of the initial public offering.

As part of the compensation agreement, the placement agent received 69,875 Series A warrants. Each warrant consists of the right to purchase one share of fully paid and non-assessable common stock for a period of seven years which expired on July 12, 2012.

Series B Preferred Stock June 2012 Private Placement

In June 2012, the Company completed a private placement of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B preferred stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355.

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

In June 2013, 176,964 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of common stock. In September 2013, an additional 1,478,643 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of common stock.

Series B Preferred Stock July 2006 Private Placement

In July 2006, the Company authorized 6,500,000 shares of its Series B preferred stock and completed a private placement of 5,380,711 of these shares, of which 0 shares were issued and outstanding as of September 30, 2007. In addition, in connection with the July 2006 private placement the Company issued warrants to purchase shares of the Company's Series B preferred stock. All such warrants were expired as of September 30, 2012.

As a result of the conversion option, the Company considered the features contained in the Series B preferred stock to ascertain whether the shares contained a beneficial conversion feature and determined that the issuance of the Series B preferred stock resulted in a beneficial conversion feature in the amount of $603.

Shares Reserved for Future Issuance

As of September 30, 2013, the Company reserved shares of common stock for future issuance as follows:

2010 stock incentive plan	5,290,739
2005 employee stock purchase plan	475,000
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000
Warrants issued in connection with May 2011 registered direct offering	2,256,929
Warrants issued in connection with June 2012 private placement	2,749,469
Total	12,722,137

2004 Stock Incentive Plan

The Company established the 2004 Stock Incentive Plan on October 1, 2004 (the "Plan"), as amended in March 2007, and subsequently replaced by the 2010 Stock Incentive Plan. The Plan provides for the granting of shares of common stock or securities convertible into or exercisable for shares of common stock, including stock options ("Incentive Stock Options") to directors, employees, consultants and advisors of or to the

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Company. Incentive Stock Options can be awarded only to persons who are employees of the Company at the time of the grant. Stock options are exercisable at the conclusion of the vesting period. Employees can exercise their vested shares up to 90 days after termination of services. No awards may be granted under the Plan after the effective date of the 2010 Plan.

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

2010 Stock Incentive Plan

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2013, the Company had 1,951,347 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

2005 Employee Stock Purchase Plan

The Company's 2005 Employee Stock Purchase Plan, or the Purchase Plan, was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Purchase Plan became effective upon the closing of the Company's initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2011, 2012 and 2013 was $53, $16, and $5 respectively.

An aggregate of 475,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 25,000 shares. As of September 30, 2011, 2012 and 2013, a total of 341,097, 355,321 and 366,926 shares,

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2011, 2012 and 2013, the Company issued a total of, 83,903, 94,679 and 108,074 shares, respectively, under the Purchase Plan.

2005 Non-Employee Directors' Stock Option Plan

The Company's 2005 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") was adopted by its Board of Directors and approved by its stockholders on March 20, 2007 and subsequently replaced with the 2010 Stock Incentive Plan. The Directors' Plan became effective upon the closing of the Company's initial public offering. An aggregate of 125,000 shares of common stock were reserved for issuance under the Directors' Plan. Upon the effective date of the registration statement in connection with the Company's initial public offering, each of its non-employee directors automatically received an initial option to purchase 6,250 shares of common stock. Upon appointment, non-employee directors receive a one-time grant of an option to purchase 6,250 shares of common stock. Annually, non-employee directors receive an option to purchase 5,000 shares of common stock. Effective March 3, 2009, these shares vest pro rata over one year. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

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

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table summarizes the stock option activity through September 30, 2013:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, September 30, 2004	—	$—		$—
Granted	96,358	5.64		—
Outstanding balance, September 30, 2005	96,358	5.64		—
Granted	115,401	22.60		—
Forfeited, expired	15,054	13.60		—
Outstanding balance, September 30, 2006	196,705	12.92		—
Granted	238,961	55.84		—
Exercised	886	5.64		—
Forfeited, expired	13,283	22.60		—
Outstanding balance, September 30, 2007	421,497	27.20		—
Granted	431,849	67.52		—
Exercised	43,604	20.72		—
Forfeited, expired	25,892	44.16		—
Outstanding balance, September 30, 2008	783,850	55.68		—
Granted	152,875	10.76		—
Exercised	4,416	5.64		—
Forfeited, expired	80,398	55.52		—
Outstanding balance, September 30, 2009	851,911	47.24		—
Granted	328,530	16.37		—
Exercised	8,081	8.43		—
Forfeited, expired	13,469	52.16		—
Outstanding balance, September 30, 2010	1,158,891	38.72		—
Granted	290,834	6.36		—
Exercised	104	5.64		—
Forfeited, expired	84,271	38.48		—
Outstanding balance, September 30, 2011	1,365,350	32.68		—
Granted	215,877	2.54		—
Forfeited, expired	34,773	32.09		—
Outstanding balance September 30, 2012	1,546,454	$27.80		—
Granted	486,000	2.43		—
Exercised	30,250	2.48		—
Forfeited, expired	82,153	15.37		—
Outstanding balance September 30, 2013	1,920,051	$22.31	4	$445
Exercisable shares, September 30, 2013	1,258,612	$32.14	3	$51

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

On March 8, 2012, the Company's stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock authorized for issuance thereunder solely for the purpose of allowing the Company to issue an 191,719 restricted stock units to certain of the Company's employees in place of an aggregate of $823 in discretionary cash bonuses in connection with the fiscal year ended September 30, 2011 (the "2011 Bonus RSUs"). The 2011 Bonus RSUs vested and were distributed on September 30, 2012. The Company had previously accrued and expensed the $823 in the fiscal year ended September 30, 2011. The 2011 Bonus RSUs vested in full and was distributed on September 30, 2012. Since the total fair value of the 2011 Bonus RSUs did not exceed the discretionary aggregate cash bonus value of $823, the Company did not record any additional stock-based compensation expense in the year ended September 30, 2012. The accrued bonus liability was settled in March 2012 and, accordingly, the liability, net of taxes, in the amount of $582 was reversed into additional paid-in-capital. Each RSU award that was granted in December 2010 to our executive officers and employees represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vest over three years and are expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards are expensed ratably over the four year vesting period.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 7.5% for employee RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2013, the executives, the board of directors and employees had 374,925 vested and distributed RSUs.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	September 30,
	2011	2012	2013
Stock compensation expense — RSUs	$585	$1,202	$363

At September 30, 2013, there was $50 of total unrecognized stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan. This expense is expected to be recognized over the remaining vesting periods up to four years.

Biodel Inc.

(A Development Stage Company)

Notes to Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table summarizes RSU activity from October 1, 2010 through September 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at September 30, 2009	—	$—
Shares granted	62,510	15.80
Shares forfeited or expired	246	15.80
Non-vested and outstanding balance at September 30, 2010	62,264	15.80
Changes during the period:
Shares granted	90,639	7.56
Shares vested and issued	22,435	17.20
Shares forfeited or expired	8,791	9.40
Non-vested and outstanding balance at September 30, 2011	121,677	9.40
Changes during the period:
Shares granted	274,189	2.36
Shares vested and issued	327,713	3.45
Non-vested and outstanding balance at September 30, 2012	68,153	$10.51
Changes during the period:
Shares granted	—	—
Shares vested and issued	36,851	10.26
Shares forfeited or expired	6	15.80
Non-vested and outstanding balance at September 30, 2013	31,296	10.48

11. Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2011, 2012 and 2013, the Company had not elected to make any contributions to the plan.

12. Reverse Stock Splits

On June 11, 2012, the Company amended its certificate of incorporation in order to effect a one-for-four reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 25,000,000 (reduced from 100,000,000 authorized shares). As a result of the 2012 reverse stock split, each share of Company common stock outstanding at the effective time was automatically changed into one-quarter of a share of common stock. No fractional shares were issued in connection with the 2012 reverse stock split, and cash of $0.3 was paid in lieu of fractional shares. Also as a result of the 2012 reverse stock split, the number of shares of common stock subject to outstanding options, RSUs and warrants issued by the Company and the number of shares reserved for future issuance under the Company's stock plans have been reduced by a factor of four. There was no alteration to the par value of the common stock or any modification of the voting rights or other terms thereof. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the 2012 reverse stock split for all periods reported. Additionally, on November 1, 2012 as a result of a special stockholders meeting, authorized shares was increased from 25,000,000 to 62,500,000.

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

13. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended September 30, 2013. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Revenue	$—	$—	$—	$—
Net loss	$(3,669)	$(5,220)	$(9,631)	$(815)
Basic and diluted net loss per common share(1)	$(0.26)	$(0.37)	$(0.66)	$(0.04)
Weighted average common shares basic and diluted	14,176,057	14,182,451	14,573,110	19,622,878

Quarter Ended
(in thousands, except share and per share amounts)

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Revenue	$—	$—	$—	$—
Net loss	$(4,501)	$(4,316)	$(6,051)	$(5,879)
Basic and diluted net loss per common share(1)	$(0.47)	$(0.45)	$(0.60)	$(0.42)
Weighted average common shares basic and diluted	9,673,529	9,688,384	10,152,194	13,982,826

____________

(1) Basic earnings (loss) per share calculation for the third and fourth quarter include the weighted average effect of stock issuances; therefore, the sum of the quarterly earnings per share will not equal full-year earnings per share amounts which reflect the weighted average effect on an annual basis.

This page intentionally left blank