Form 10-Q
period 2013-12-31
Biodel Inc
filed 2014-02-10
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of January 31, 2014 there were 21,075,870 shares of the registrant's common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2013 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three Months Ended December 31, 2013 and 2012 and for the period from December 3, 2003 (inception) to December 31, 2013	2

Consolidated Condensed Statements of Stockholders' Equity for the period from December 3, 2003 (inception) to December 31, 2013 (three months ended December 31, 2013 is unaudited)	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2013 and 2012 and for the period from December 3, 2003 (inception) to December 31, 2013	7

Notes to Consolidated Condensed Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1A. Risk Factors	33

Item 6. Exhibits	51

Signatures	52
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2013
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,781	$35,241
Taxes receivable	6	6
Grant receivable	26	97
Prepaid and other assets	264	725

Total current assets	40,077	36,069
Property and equipment, net	1,031	883
Intellectual property, net	43	42

Total assets	$41,151	$36,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$246	$1,788
Accrued expenses:
Clinical trial expenses	181	257
Payroll and related	1,139	491
Accounting and legal fees	226	160
Severance	255	162
Other	319	173
Income taxes payable	75	3

Total current liabilities	2,441	3,034

Common stock warrant liability	6,121	3,535
Other long term liabilities	26	—

Total liabilities	8,588	6,569
Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,950,000 issued and outstanding	19	19
Common stock, $.01 par value; 62,500,000 shares authorized; 21,070,824 and 21,075,870 issued and outstanding	211	211
Additional paid-in capital	247,761	248,066
Deficit accumulated during the development stage	(215,428)	(217,871)

Total stockholders' equity	32,563	30,425

Total liabilities and stockholders' equity	$41,151	$36,994

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2012	2013	2013
Revenue	$—	$—	$—

Operating expenses:
Research and development	4,676	3,741	159,141
Government grant	(196)	(97)	(731)
General and administrative	1,429	1,396	73,597

Total operating expenses	5,909	5,040	232,007
Other (income) and expense:
Interest and other income	(16)	(16)	(5,718)
Interest expense	—	—	78
Adjustment to fair value of common stock warrant liability	(2,228)	(2,586)	(13,650)
Loss on settlement of debt	—	—	627

Loss before tax provision (benefit)	(3,665)	(2,438)	(213,344)
Tax provision (benefit)	4	5	(533)

Net loss	(3,669)	(2,443)	(212,811)
Charge for accretion of beneficial conversion rights	—	—	(603)
Deemed dividend — warrants	—	—	(4,457)

Net loss applicable to common stockholders	$(3,669)	$(2,443)	$(217,871)

Net loss per share — basic and diluted	$(0.26)	$(0.12)

Weighted average shares outstanding — basic and diluted	14,176,057	21,073,676

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

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Proceeds from sale of common stock	4,718,767	47	—	—	—	—	19,192	—	—	19,239
Preferred stock conversion	2,109,090	22	(1,813,944)	(18)	(1,655,607)	(17)	13	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,538	—	—	1,538
Proceeds from the sale of stock-ESPP	13,395	—	—	—	—	—	30	—	—	30
Stock options exercised	30,250	—	—	—	—	—	75	—	—	75
RSU's granted	24,777	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,335)	(19,335)
Balance, September 30, 2013	21,070,824	$211	—	$—	1,950,000	$19	$247,761	$—	$(215,428)	$32,563
Stock-based compensation	—	—	—	—	—	—	295	—	—	295
Proceeds from the sale of stock-ESPP	5,046	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	—	—	(2,443)	(2,443)
Balance, December 31, 2013 (unaudited)	21,075,870	$211	—	$—	1,950,000	$19	$248,066	$—	$(217,871)	$30,425

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2012	2013	2013
Cash flows from operating activities:
Net loss	$(3,669)	$(2,443)	$(212,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	156	5,600
Founder's compensation contributed to capital	—	—	271
Stock-based compensation for employees and directors	545	295	29,457
Stock-based compensation for non-employees	—	—	2,274
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	246
Write-off of loan to related party	—	—	41
Adjustment to fair value of common stock warrant liability	(2,228)	(2,586)	(13,650)
(Increase) decrease in:
Income taxes receivable	—	—	(6)
Grant receivable	(196)	(71)	(96)
Other receivables	9	—	(1)
Prepaid expenses and other assets	(821)	(461)	(725)
Increase (decrease) in:
Accounts payable	844	1,542	1,788
Income taxes payable	(8)	(72)	3
Accrued expenses and long term liabilities	666	(904)	2,048

Total adjustments	(1,022)	(2,101)	27,877

Net cash used in operating activities	(4,691)	(4,544)	(184,934)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(6)	(6,473)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	—	31,614
Capitalized intellectual properties	—	—	(298)
Loan to related party	—	—	(41)

Net cash used in investing activities	(87)	(6)	(6,812)

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2012	2013	2013
Cash flows from financing activities:

Options exercised	—	—	1,075
Warrants exercised	—	—	585
Net proceeds from employee stock purchase plan	6	10	861
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685
Net proceeds from sale of unregistered common stock — private placement	—	—	8,585
Net proceeds from sale of common stock	—	—	180,257
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	—	8,491

Net cash provided by financing activities	6	10	226,987

Net increase (decrease) in cash and cash equivalents	(4,772)	(4,540)	35,241

Cash and cash equivalents, beginning of period	39,050	39,781	—

Cash and cash equivalents, end of period	$34,278	$35,241	$35,241

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	12	2	340
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$—	$12,353
Warrants issued in connection with unregistered common stock — private placement	—	—	4,832
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584

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

The Company is developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. The leading presentation uses a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. The Company expects to submit an Investigational New Drug application to the FDA for its dual-chamber glucagon rescue product in the second half of calendar year 2014 and initiate a pivotal clinical trial in the fourth calendar quarter of 2014. The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to the dual-chamber device for use with glucagon. The Company has also entered into a long-term commercial supply agreement with Becton, Dickinson and Company for worldwide exclusive rights to its Uniject disposable injection system for use with liquid glucagon formulations. The Company is currently assessing several formulations of liquid glucagon in pre-clinical studies.

The Company is also developing proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. The Company refers to these as "ultra-rapid-acting" formulations. The Company's most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with the Company's proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. The Company is also using its proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

In addition to BIOD-123, the Company has other RHI-based formulations in earlier stages of development. In particular, it is developing ultra-rapid-acting formulations of concentrated insulin that are characterized in pre-clinical studies with diabetic swine by a rapid onset of action and a prolonged duration of action, which may be superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In the fourth calendar quarter of 2013, the Company initiated a Phase 1 clinical trial with BIOD-531, its lead candidate for an ultra-rapid-acting concentrated insulin formulation.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2013 audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 20, 2013. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

On June 11, 2012, the Company effected a one-for-four reverse split of its outstanding common stock. All references in these financial statements and accompanying notes to units of common stock or per share amounts are reflective of the reverse split for all periods reported. (See Note 5.)

2. Fair Value of Financial Instruments

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

As of September 30, 2013 and December 31, 2013, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2013 and December 31, 2013 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 9). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$35,241	$35,241	$—	$—
Subtotal	35,241	35,241	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(3,535)	—	—	(3,535)
Subtotal	(3,535)	—	—	(3,535)

Total	$31,706	$35,241	$—	$(3,535)

Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,781	$39,781	$—	$—
Subtotal	39,781	39,781	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(6,121)	—	—	(6,121)
Subtotal	(6,121)	—	—	(6,121)

Total	$33,660	$39,781	$—	$(6,121)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2013	$(6,121)
Decrease in fair value of common stock warrant liability	2,586
Balance at December 31, 2013	$(3,535)

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

3. Pre-Launch Inventory

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

4. Stock-Based Compensation

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total stock-based compensation cost for the three months ended December 2013 which included stock based compensation charges related to the Company's 2005 Employee Stock Purchase Plan was $241. In comparison, the total compensation cost for the three months ended December 2012 was $375.

At December 31, 2013, the stock-based total compensation cost related to non-vested options not yet recognized was $2,153, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the stock option activity during the three months ended December 31, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2013	1,920,051	$22.31	4	445
Granted	1,200,000	$2.36	4	—
Exercised	—	—	—	—
Forfeited, expired	43,712	$23.03	—	—
Outstanding options, December 31, 2013	3,076,339	$14.49	5	—

Exercisable options, December 31, 2013	1,450,266	$27.91	5	$—

The Black-Scholes pricing model assumptions for the three months ended December 31, 2012 and 2013 are determined as discussed below:

	Three Months Ended December 31,
	2012	2013
Expected life (in years)	4.75	4.75
Expected volatility	96%	70%
Expected dividend yield	0%	0%
Risk-free interest rate	0.75%	0.58%
Weighted average grant date fair value	$2.40	$2.36

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

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended December 31,
	2012	2013
Stock compensation expense — RSUs	$90	$54

At December 31, 2013, all of the stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan has been recognized.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes RSU activity from October 1, 2013 through December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2013	31,296	$10.48
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	—	—
Subtotal	31,296	10.48
Vested and not distributed	31,296	10.48
Non-vested and outstanding RSU balance at December 31, 2013	—	$—

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three months ended December 31, 2013 was $(1). In comparison, for the three months ended December 31, 2012, the Company expensed $(10).

An aggregate of 475,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of December 31, 2012 and 2013, a total of 352,646 and 361,880 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of December 31, 2012 and 2013, the Company has issued 97,354 and 113,120 shares, respectively, under the Purchase Plan.

5. Reverse Stock Split

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

6. Stockholders' Equity

In November 2012, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock, and on December 20, 2012, the Company amended its certificate of incorporation in order to effect an increase in the number of shares of its authorized common stock, par value $.01, from 25,000,000 to 62,500,000 shares.

For the year ended September 30, 2013, 1,655,607 shares of the Company's Series B Convertible Preferred Stock were converted into 1,655,607 shares of common stock.

In August 2013, 1,813,944 shares of the Company's Series A Convertible Preferred Stock, convertible at a 4:1 ratio, were converted into 453,483 shares of common stock.

7. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 ("ASC 740-10-25"), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2004 through 2013 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

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

The Company has approximately $58 million of NOLs, which, if not used, expire beginning in 2024 through 2032.

The Company's effective tax rate for the three months ended December 31, 2012 and 2013 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and valuation allowance.

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

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended
	December 31,
	2012	2013
Common shares underlying warrants issued for common stock	5,006,398	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	-
Common shares issuable upon conversion of Series B Preferred Stock	3,605,607	1,950,000
Stock options	1,953,297	3,076,339
Restricted stock units outstanding	68,153	31,296

9. Financings

June 2013 Public Offering

On June 24, 2013, the Company completed an underwritten public offering of 4,482,760 shares of its common stock at a price to the public of $4.35 per share.  On July 22, 2013, after the completion of its third fiscal quarter, the Company issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment option. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $19.3 million.

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

At December 31, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $3,031. In comparison, the fair value of the warrant liability at September 30, 2013 was $4,958.

During the three months ended December 31, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $1,927 within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to December 31, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through December 31, 2013:

Balance at September 30, 2013	4,958
Decrease in fair value of common stock warrant liability	(1,927)
Balance at December 31, 2013	3,031

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

At December 31, 2013, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $504. In comparison, the fair value of the warrant liability at September 30, 2013 was $1,163.

During the three months ended December 31, 2013, the Company recorded an adjustment to fair value of common stock warrant liability of $659 within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to December 31, 2013.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through December 31, 2013:

Balance at September 30, 2013	$1,163
Decrease in fair value of common stock warrant liability	(659)
Balance at December 31, 2013	$504

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of December 31, 2013, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of December 31, 2013, the Company estimated such fair value using the following assumptions:

June 2012 Financing	December 31, 2013
Stock price	$2.28
Exercise price	$2.66
Risk-free interest rate	0.78%
Expected remaining term	3.49
Expected volatility	82%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	December 31, 2013
Stock price	$2.28
Exercise price	$9.92
Risk-free interest rate	0.38%
Expected remaining term	2.38
Expected volatility	78%
Dividend yield	—
Warrants outstanding	2,256,929

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three months ended December 31, 2013 loss per share calculation since their inclusion would be anti-dilutive.

10. Commitments

Leases

As of December 31, 2013, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space in November 2013 for one year. This lease provides for annual basic lease payments of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company also renewed its lease agreement for additional office space adjacent to its laboratory space in November 2013 for one year. This lease provides for annual basic lease payments of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

In November 2013, the Company renewed its lease for its corporate office for five years. This lease provides for annual basic lease payments of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses.

Rent expense for the three months ended December 31, 2013, was $165. In comparison, rent expense for the three months ended December 31, 2012, was $165.

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

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

11. Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and reports these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. Both awards are for two years and total approximately $582 and $583, respectively. Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $41 during the quarter ended December 31, 2013 and $196 for the quarter ended December 31, 2012. Work on the grant for the stable glucagon formulation started in January 2013 and expenses incurred were $56. The Company reported grant income and grant receivable of $97 for the three months ended December 31, 2013.

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

We are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. Our leading presentation uses a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We expect to submit an Investigational New Drug application to the FDA for our dual-chamber glucagon rescue product in the second half of calendar year 2014 and initiate a pivotal clinical trial in the fourth calendar quarter of 2014. We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to the dual-chamber device for use with glucagon. We have also entered into a long-term commercial supply agreement with Becton, Dickinson and Company for worldwide exclusive rights to its Uniject disposable injection system for use with liquid glucagon formulations. We are currently assessing several formulations of liquid glucagon in pre-clinical studies.

We are also developing proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" formulations. Our most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. We are also using our proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®. We believe that a pharmaceutical company with expertise in diabetes and a significant commercial infrastructure will be in the best position to maximize the value of our ultra-rapid-acting prandial insulin product candidates, including BIOD-123.

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

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25 ± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. We expect to provide an update on our further development plans for BIOD-123 after completing our analysis of the data from the Phase 2 clinical trial and reviewing the results with potential strategic partners. We are soliciting feedback from the FDA in order to further define the regulatory development program for BIOD-123.

In addition to BIOD-123, we continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use the same or similar excipients as BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using insulin lispro as the active pharmaceutical ingredient, rather than a marketed presentation of Humalog®.

We also have RHI-based ultra-rapid-acting insulin formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized in pre-clinical studies with diabetic swine by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In November 2013, we announced that we had initiated a Phase 1 clinical trial with BIOD-531, our lead candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. In preclinical studies in diabetic swine, BIOD-531 demonstrated a more rapid rate of absorption and onset of action, along with a similar duration of action, when compared to Humulin® R U-500, a presentation containing 500 units of RHI per millimeter. In other preclinical studies, BIOD-531 also demonstrated a more rapid rate of absorption and onset of action when compared to Humalog® pre-mixed prandial/basal formulations. In the Phase 1 clinical trial of BIOD-531, we will evaluate and compare the onset of action of BIOD-531 to Humulin® R U-500 and to Humalog® prandial/basal pre-mixed insulin. We anticipate reporting top line data from the clinical trial in the first calendar quarter of 2014.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 underwritten public offering. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $2.4 million for the three months ended December 31, 2013. As of December 31, 2013, we had a deficit accumulated during the development stage of $217.9 million. As of December 31, 2013 we had approximately $35.2 million in cash and cash equivalents compared to $39.8 million in cash and cash equivalents as of September 30, 2013. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

We intend to focus our research and development efforts on advancing at least one of our glucagon rescue product candidates into a pivotal clinical trial. We may also conduct earlier stage clinical trials in support of one or more of our ultra-rapid-acting insulin formulations, including BIOD-531. We anticipate that our research and development expenses for the fiscal year ending September 30, 2014 will increase as compared to the fiscal year ended September 30, 2013, as we continue to:

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

In fiscal year 2014 and beyond, we anticipate that these expenses will increase further as we prepare and file an NDA for our dual-chamber glucagon rescue product candidate and, if successful, potentially commence commercialization activities in support of this program.

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

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended December 31,		December 3, 2003 (inception) to December 31,
	2012	2013	2013
	(in thousands)
Research and development expenses:
Preclinical expenses	$1,469	$1,800	$27,482
Manufacturing expenses	515	669	42,028
Clinical/regulatory expenses	2,692	1,272	89,631
Total	$4,676	$3,741	$159,141

The following table illustrates, for the three months ended December 31, 2012 and 2013, our research and development costs by project. Inception to date is not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Three Months Ended December 31,
	2012	2013
Ultra-rapid-acting insulin formulations:
RHI-based	$1,997	$196
Insulin analog-based	378	730
Stable Glucagon	551	1,066
Concentrated RHI-based formulations	192	884
Other	1,558	865
Total	$4,676	$3,741

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

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2014 will remain substantially the same as in the fiscal year ended September 30, 2013 as we continue to focus our efforts on product formulation activities and earlier stage clinical trials. Over the longer term, however, these expenses could increase if we are successful in advancing our product candidates into later stage clinical trials, including pivotal clinical trials.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control - subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2014.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to research and development costs, warrant liability, and stock-based compensation are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2013

Revenue. We did not recognize any revenue during the three months ended December 31, 2012 or 2013.

Research and Development Expenses.

	Three Months Ended December 31,		Decrease
	2012	2013	$	%
	(in thousands)
Research and development	$4,676	$3,741	$935	20.0%

Research and development expenses were $3.7 million for the three months ended December 31, 2013, a decrease of $0.9 million, or approximately 20.0%, from $4.7 million for the three months ended December 31, 2012. This decrease is primarily due to a $1.4 million reduction in clinical development expense and a $0.4 million reduction in stock-based compensation expense. These decreases were partially offset by $0.9 million in increased expenses for animal studies and purchases of lispro and glucagon active pharmaceutical ingredients for our product candidates.

Research and development expenses for the three months ended December 31, 2013 and 2012 include $0.1 million and $0.5 million, respectively, in stock-based compensation expense related to options granted to employees.

General and Administrative Expenses.

	Three Months Ended December 31,		Decrease
	2012	2013	$	%
	(in thousands)
General and administrative	$1,429	$1,396	33	2.3%

General and administrative expenses were approximately $1.4 million for the three months ended December 31, 2013, a decrease of $0.03 million, or 2.2%, from $1.4 million for the three months ended December 31, 2012.

General and administrative expenses for the three months ended December 31, 2013 and 2012 include $0.2 million and $0.1 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Three Months Ended December 31,		Increase
	2012	2013	$	%
	(in thousands)
Interest and other income	$16	$16	$0	0%

Interest and other income was $16 thousand for the three months ended December 31, 2013, compared to $16 thousand for the three months ended December 31, 2012.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended December 31,		Decrease
	2012	2013	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(2,228)	$(2,586)	$358	16.1%

The change to fair value of common stock warrant liability during the three months ended December 31, 2013 was primarily a result of a decrease in the price of our common stock from $3.15 per share as of September 30, 2013 to $2.28 per share as of December 31, 2013. The change to fair value of common stock warrant liability during the three months ended December 31, 2012 was primarily a result of a decrease in the price of our common stock from $2.97 per share as of September 30, 2012 to $2.35 per share as of December 31, 2012.

Net Loss and Net Loss per Share

	Three Months Ended December 31,		Decrease
	2012	2013	$	%
	(in thousands)
Net loss	$(3,669)	$(2,443)	$1,226	33.4%
Net loss per share	$(0.26)	$(0.12)

Net loss was $2.4 million, or $(0.12) per share, for the three months ended December 31, 2013, compared to $3.7 million, or $(0.26) per share, for the three months ended December 31, 2012. The decrease in net loss was primarily attributable to the expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At December 31, 2013, we had cash and cash equivalents totaling approximately $35.2 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $4.5 million for the three months ended December 31, 2013 and $4.7 million for the three months ended December 31, 2012. This decrease was primarily due to lower clinical trial expenses during this period. Net cash used in investing activities was $6 thousand for the three months ended December 31, 2013 and $87 thousand for the three months ended December 31, 2012. This decrease was due to a decrease in the purchase of laboratory equipment.

Net cash provided by financing activities was $10 thousand for the three months ended December 31, 2013 and $6 thousand for the three months ended December 31, 2012. Net cash provided by financing activities for both the three month periods ended December 31, 2013 and December 31, 2012 reflect proceeds from the sale of our common stock through our employee stock purchase plan.

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

We do not anticipate generating product revenue for the next few years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several years and will need to raise additional funds.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net loss was approximately $2.4 million for the quarter ended December 31, 2013. As of December 31, 2013, we had a deficit accumulated during the development stage of approximately $217.9 million. We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting RHI-based insulin product candidates, including our prior Linjeta™ formulation and our current lead formulation, BIOD-123. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our stable glucagon presentations and our ultra-rapid-acting insulin analog-based formulations, including BIOD-238 and BIOD-250, and our ultra-rapid acting concentrated insulin formulations, including BIOD-531.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

•conduct later stage clinical trials with a stable glucagon presentation, including one or more pivotal clinical trials required for FDA approval of an NDA;

•conduct additional formulation development work to improve the stability, pharmacokinetic, and pharmacodynamic properties of our ultra-rapid-acting insulin analog-based formulations, our concentrated insulin formulations and our liquid glucagon formulations, or purchase rights related to proprietary technologies that are compatible with our product candidates;

•conduct clinical trials to study one or more of our ultra-rapid-acting formulations;

•produce validation and registration batches of our product candidates to support one or more NDAs;

•conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of one or more insulin pen and glucagon injection devices intended for use with our product candidates; and

•purchase active pharmaceutical ingredients and other materials consistent with our existing contractual obligations.

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

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet conducted any clinical trials using glucagon as an active pharmaceutical ingredient. Because of our limited experience, we may be unable to accurately anticipate the technical challenges that we may face in the development of a glucagon rescue product. For example, we previously expected to complete the necessary development work for a stable liquid glucagon formulation to allow us to file an NDA for a glucagon rescue product by the end of the second calendar quarter of 2014. However, we have not, to date, been able to do so and have instead focused more of our resources on developing our dual-chamber glucagon rescue product candidate. As a result, our plans to submit an NDA for a glucagon rescue candidate product have been delayed, and we now anticipate filing and NDA for our dual-chamber glucagon rescue product candidate in 2015.

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

Several companies are also developing alternative insulin systems for diabetes, including MannKind Corporation, which submitted an NDA in early 2009 for an inhalable insulin product candidate. Mannkind's product candidate was not approved by the FDA and MannKind subsequently conducted and completed two additional Phase 3 clinical trials to support a revised NDA. MannKind submitted a revised NDA in 2013. The target date for the FDA to complete its review of MannKind's product candidate NDA is April 15, 2014. Approval of an inhaled insulin could reduce the overall market for injectable mealtime insulin.

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

BIODEL INC.

Dated: February 10, 2014	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.