Form 10-Q
period 2014-03-31
Biodel Inc
filed 2014-05-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

(203) 796-5000

(Registrant's telephone number, including area code)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  No ☒

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of May 05, 2014 there were 21,116,579 shares of the registrant's common stock outstanding.

BIODEL INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	1

Consolidated Condensed Balance Sheets at September 30, 2013 and March 31, 2014 (unaudited)	1

Consolidated Condensed Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2013 and 2014 and for the period from December 3, 2003 (inception) to March 31, 2014	2

Consolidated Condensed Statements of Stockholders' Equity for the period from December 3, 2003 (inception) to March 31, 2014 (six month ended March 31, 2014 is unaudited)	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2013 and 2014 and for the period from December 3, 2003 (inception) to March 31, 2014	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	32

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36
EX-10.1
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013	March 31, 2014
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,781	$28,686
Taxes receivable	6	6
Grant receivable	26	207
Prepaid and other assets	264	610

Total current assets	40,077	29,509
Property and equipment, net	1,031	755
Intellectual property, net	43	41
Total assets	$41,151	$30,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$246	$641
Accrued expenses:
Clinical trial expenses	181	25
Payroll and related	1,139	721
Accounting and legal fees	226	118
Severance	255	96
Other	319	247
Income taxes payable	75	7

Total current liabilities	2,441	1,855

Common stock warrant liability	6,121	3,960
Other long term liabilities	26	—

Total liabilities	8,588	5,815
Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,950,000 issued and outstanding	19	19
Common stock, $.01 par value; 62,500,000 shares authorized; 21,070,824 and 21,116,579 issued and outstanding	211	211
Additional paid-in capital	247,761	248,328
Deficit accumulated during the development stage	(215,428)	(224,068)

Total stockholders' equity	32,563	24,490

Total liabilities and stockholders' equity	$41,151	$30,305

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2013	2014	2013	2014	2014
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,966	4,257	7,641	7,998	163,398
Government grant	(29)	(207)	(224)	(304)	(938)
General and administrative	2,174	1,731	3,603	3,127	75,328

Total operating expenses	5,111	5,781	11,020	10,821	237,788
Other (income) and expense:
Interest and other income	(12)	(13)	(28)	(29)	(5,731)
Interest expense	—	—	—	—	78
Adjustment to fair value of common stock warrant liability	116	426	(2,112)	(2,161)	(13,225)
Loss on settlement of debt	—	—	—	—	627

Loss before tax provision (benefit)	(5,215)	(6,194)	(8,880)	(8,631)	(219,537)
Tax provision (benefit)	5	4	9	9	(529)

Net loss	(5,220)	(6,198)	(8,889)	(8,640)	(219,008)
Charge for accretion of beneficial conversion rights	—	—	—	—	(603)
Deemed dividend — warrants	—	—	—	—	(4,457)

Net loss applicable to common stockholders	$(5,220)	$(6,198)	$(8,889)	$(8,640)	$(224,068)

Net loss per share — basic and diluted	$(0.37)	$(0.29)	$(0.63)	$(0.41)

Weighted average shares outstanding — basic and diluted	14,182,451	21,083,237	14,179,219	21,078,404

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

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$—	$(196,093)	$31,016
Proceeds from sale of common stock	4,718,767	47	—	—	—	—	19,192	—	—	19,239
Preferred stock conversion	2,109,090	22	(1,813,944)	(18)	(1,655,607)	(17)	13	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,538	—	—	1,538
Proceeds from the sale of stock-ESPP	13,395	—	—	—	—	—	30	—	—	30
Stock options exercised	30,250	—	—	—	—	—	75	—	—	75
RSUs converted to common stock	24,777	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	(19,335)	(19,335)
Balance, September 30, 2013	21,070,824	$211	—	$—	1,950,000	$19	$247,761	$—	$(215,428)	$32,563
Stock-based compensation	—	—	—	—	—	—	509	—	—	509
Proceeds from the sale of stock-ESPP	5,046	—	—	—	—	—	10	—	—	10
Stock options exercised	19,241	—	—	—	—	—	48	—	—	48
RSUs converted to common stock	21,468	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(8,640)	(8,640)
Balance, March 31, 2014 (unaudited)	21,116,579	$211	—	$—	1,950,000	$19	$248,328	$—	$(224,068)	$24,490

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2013	2014	2014
Cash flows from operating activities:
Net loss	$(8,889)	$(8,640)	$(219,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	310	5,754
Founder's compensation contributed to capital	—	—	271
Stock-based compensation for employees and directors	890	509	29,671
Stock-based compensation for non-employees	—	—	2,274
Loss on settlement of debt	—	—	627
Write-off of capitalized patent expense	—	—	246
Write-off of loan to related party	—	—	41
Adjustment to fair value of common stock warrant liability	(2,112)	(2,161)	(13,225)
(Increase) decrease in:
Income taxes receivable	—	—	(6)
Grant receivable	60	(181)	(206)
Other receivables	8	—	(1)
Prepaid expenses and other assets	(658)	(346)	(610)
Increase (decrease) in:
Accounts payable	27	395	641
Income taxes payable	(4)	(68)	7
Accrued expenses and long term liabilities	(716)	(939)	2,011

Total adjustments	(2,179)	(2,481)	27,495

Net cash used in operating activities	(11,068)	(11,121)	(191,513)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(32)	(6,499)
Purchase of marketable securities	—	—	(31,614)
Sale of marketable securities	—	—	31,614
Capitalized intellectual properties	—	—	(298)
Loan to related party	—	—	(41)

Net cash used in investing activities	(87)	(32)	(6,838)

Biodel Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2013	2014	2014
Cash flows from financing activities:

Options exercised	—	48	1,123
Warrants exercised	—	—	585
Net proceeds from employee stock purchase plan	6	10	861
Deferred public offering costs	—	—	(1,458)
Stockholder contribution	—	—	1,660
Net proceeds from sale of Series A preferred stock 2005	—	—	2,466
Net proceeds from sale of Series A preferred stock 2011	—	—	2,685
Net proceeds from sale of unregistered common stock — private placement	—	—	8,587
Net proceeds from sale of common stock	—	—	180,257
Proceeds from bridge financing	—	—	2,575
Net proceeds from sale of Series B preferred stock 2006	—	—	19,205
Net proceeds from sale of Series B preferred stock 2012	—	—	8,491

Net cash provided by financing activities	6	58	227,037

Net (decrease) increase in cash and cash equivalents	(11,149)	(11,095)	28,686

Cash and cash equivalents, beginning of period	39,050	39,781	—

Cash and cash equivalents, end of period	$27,901	$28,686	$28,686

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—	$9
Income taxes	12	14	352
Non-cash financing and investing activities:
Warrants issued in connection with registered direct offering	$—	$—	$12,353
Warrants issued in connection with unregistered common stock private placement	—	—	4,832
Settlement of debt with Series B preferred stock	—	—	3,202
Accrued expenses settled with Series B preferred stock	—	—	150
Deemed dividend — warrants	—	—	4,457
Accretion of fair value of beneficial charge on preferred stock	—	—	603
Conversion of convertible preferred stock to common stock	—	—	68
Issuance of restricted stock units to settle accrued bonus	—	—	584

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

The Company is developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. The leading presentation uses a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. The Company expects to submit an Investigational New Drug application to the U.S. Food and Drug Administration (the "FDA") for its dual-chamber glucagon rescue product in the second half of calendar year 2014 and initiate a pivotal clinical trial in the fourth calendar quarter of 2014. The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to the dual-chamber device for use with glucagon. The Company has also entered into a long-term commercial supply agreement with Becton, Dickinson and Company for worldwide exclusive rights to its Uniject disposable injection system for use with liquid glucagon formulations. The Company is currently assessing several formulations of liquid glucagon in pre-clinical studies.

The Company is also developing proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. The Company refers to these as "ultra rapid acting" formulations. The Company's most advanced ultra-rapid-acting insulin formulation, BIOD-123, combines recombinant human insulin, or RHI, with the Company's proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. The Company is also using its proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

In addition to BIOD-123, the Company has other RHI-based formulations in earlier stages of development. In particular, the Company is developing ultra-rapid-acting formulations of concentrated insulin that are characterized in pre-clinical studies with diabetic swine by a rapid onset of action and a prolonged duration of action. The Company believes these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In January 2014, the Company announced preliminary results from a Phase 1 clinical trial with BIOD-531, the Company's candidate for an ultra-rapid-acting concentrated insulin formulation. The results of the clinical trial confirmed earlier findings in diabetic swine that BIOD-531 is characterized by rapid absorption and onset of action, and an extended duration of action that may be suitable for basal insulin needs.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2013 audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

December 20, 2013. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

As of September 30, 2013 and March 31, 2014, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2013 and March 31, 2014 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 9). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$28,686	$28,686	$—	$—
Subtotal	28,686	28,686	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(3,960)	—	—	(3,960)
Subtotal	(3,960)	—	—	(3,960)

Total	$24,726	$28,686	$—	$(3,960)

Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,781	$39,781	$—	$—
Subtotal	39,781	39,781	—	—

Liabilities:
Common stock warrant liability (see Note 9)	(6,121)	—	—	(6,121)
Subtotal	(6,121)	—	—	(6,121)

Total	$33,660	$39,781	$—	$(6,121)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2013	$(6,121)
Decrease in fair value of common stock warrant liability	2,161
Balance at March 31, 2014	$(3,960)

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

4. Stock-Based Compensation

In March 2013, the Company's stockholders approved an amendment to and restatement of the Company's 2010 Stock Incentive Plan (as amended and restated the "2010 Plan"). The 2010 Plan replaced the Company's 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. Stock options are granted at an exercise price equal to the Company's closing stock price on the date of the grant. Stock options vest over a period of up to four years with a contractual life of seven years. The Company estimates the fair value using the Black-Scholes pricing model. The Company uses the following assumptions in its Black Scholes valuation calculations:

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total stock based compensation cost for the three and six months ended March 31, 2014 which included stock based compensation charges related to the Company's 2005 Employee Stock Purchase Plan was $214 and $509, respectively. In comparison, the total compensation cost for the three and six months ended March 2013 was $346 and $890, respectively.

At March 31, 2014, the total compensation cost related to non-vested options not yet recognized was $1,444, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the six months ended March 31, 2014:

Biodel Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2013	1,920,051	$22.26	4	$445
Granted	1,267,000	2.41		—
Exercised	(19,241)	2.48
Forfeited, expired	(282,285)	5.96		—
Outstanding options, March 31, 2014	2,885,525	$15.27	5	531

Exercisable options, March 31, 2014	1,441,668	$28.09	3	$50

The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2013 and 2014 are determined as discussed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Expected life (in years)	2.39 - 3.77	3.77 - 4.75	2.39 - 4.75	3.77 - 4.75
Expected volatility	80 - 87%	73 - 83%	80 - 90%	70 - 83%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.25 - 0.36%	0.69 - 0.78%	0.25 - 0.75%	0.58 - 0.78%
Weighted average grant date fair value	$2.86	$3.35	$2.43	$2.41

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

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Stock compensation expense — RSUs	$110	$0	$199	$54

At March 31, 2014, all of the stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan has been recognized. The following table summarizes RSU activity from October 1, 2013 through March 31, 2014:

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2013	31,296	$10.48
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(21,468)	10.48
RSUs withheld for tax payments	(9,828)	10.48
Non-vested and outstanding RSU balance at March 31, 2014	—	$—

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and six months ended March 31, 2014 was $2 and $1, respectively. In comparison, for the three and six months ended March 31, 2013, the Company expensed $3 and $(7), respectively.

An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of March 31, 2013 and 2014, a total of 377,646 and 386,880 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of March 31, 2013 and 2014, the Company has issued 97,354 and 113,120 shares, respectively, under the Purchase Plan.

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

For the year ended September 30, 2013, 1,655,607 shares of the Company's Series B Convertible Preferred stock were converted into 1,655,607 share of common stock.

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

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") upon a greater than 50% change in ownership in the Company within the three-year period preceding the date of ownership change. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company has determined that ownership change, under Section 382, occurred as a result of the May 2011financing and therefore, the ability to utilize its current NOLs is further limited.

The Company has approximately $58 million of NOLs at the end of the prior fiscal year, which, if not used, expire beginning in 2024 through 2033.

The Company's effective tax rate for the three and six months ended March 31, 2013 and 2014 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and a full valuation allowance offsetting its deferred tax assets.

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

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Common shares underlying warrants issued for common stock	5,006,398	5,006,398	5,006,398	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	—	453,486	—
Common shares issuable upon conversion of Series B Preferred Stock	3,605,607	1,950,000	3,605,607	1,950,000
Stock options	1,983,297	2,885,525	1,983,297	2,885,525
Restricted stock units outstanding	31,302	—	31,302	—

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

At March 31, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $3,599. In comparison, the fair value of the warrant liability at September 30, 2013 was $4,958.

During the three and six months ended March 31, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $568 and $(1,359) respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to March 31, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through March 31, 2014:

Balance at September 30, 2013	$4,958
Decrease in fair value of common stock warrant liability	(1,359)
Balance at March 31, 2014	$3,599

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock is convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will

Biodel Inc.

(A Development Stage Company)

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors.In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the May 2011 Offering will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per terms of the warrant, the holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At March 31, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $361. In comparison, the fair value of the warrant liability at September 30, 2013 was $1,163.

During the three and six months ended March 31, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $(142) and $(802), respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to March 31, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through March 31, 2014:

Balance at September 30, 2013	$1,163
Decrease in fair value of common stock warrant liability	(802)
Balance at March 31, 2014	$361

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of March 31, 2013, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of March 31, 2014, the Company estimated such fair value using the following assumptions:

June 2012 Financing	March 31, 2014
Stock price	$2.73
Exercise price	$2.66
Risk-free interest rate	0.90%
Expected remaining term	3.24
Expected volatility	77%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	March 31, 2014
Stock price	$2.73
Exercise price	$9.92
Risk-free interest rate	0. 44%
Expected remaining term	2.13
Expected volatility	67%
Dividend yield	—
Warrants outstanding	2,256,929

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and six months ended March 31, 2013and March 31, 2014 loss per share calculation since their inclusion would be anti-dilutive.

10. Commitments

Leases

As of March 31, 2014, the Company leased three facilities in Danbury, Connecticut.

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

Rent expense for the three and six months ended March 31, 2014, was $145 and $310, respectively. In comparison, rent expense for the three and six months ended March 31, 2013, was $152 and $317, respectively.

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

Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and expenses incurred were $57 and $98, respectively for the three and six months ended March 31, 2014 and $8 and $203, respectively, for the three and six months ended March 31, 2013. Total expenses incurred and grant income received, from inception through March 31, 2014, are $513, which leaves a balance of $69 on the grant for the development of a concentrated ultra-rapid-acting insulin formulation.

Work on the grant for the stable glucagon formulation started in January 2013 and expenses incurred were $150 and $206 respectively, for the three and six months ended March 31, 2014 and $21 for both the three and six months ended March 31, 2013. Total expenses incurred and grant income received, from inception through March 31, 2014, are $425, which leaves a balance of $158 on the grant for a stable glucagon formulation.

The Company reported grant income of $207 and $304 respectively, for the three and six months ended March 31, 2014.

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

•    our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for that product candidate;

•    the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

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

•    the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•    our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•    our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25 ± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. We are currently seeking a partner in the further development and commercialization of BIOD-123.

In addition to BIOD-123, we continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use similar excipients to BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using insulin lispro as the active pharmaceutical ingredient, rather than a marketed presentation of Humalog®.

We also have RHI-based ultra-rapid-acting insulin formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized in pre-clinical studies with diabetic swine by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In February 2014, we announced preliminary results from a Phase 1 clinical trial with BIOD-531, our candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. The Phase 1 clinical trial assessed pharmacokinetic, pharmacodynamic and injection site toleration profiles of single injections of BIOD-531, Humulin® R U-500, or U-500R, and Humalog® Mix 75/25 in non-diabetic obese volunteers. The clinical trial included 1.0 U/kg and 0.5 U/kg doses of BIOD-531, as well as 1.0 U/kg of U-500R and 0.5 U/kg of Humalog® Mix 75/25. The results of the clinical trial confirmed earlier findings in diabetic swine that BIOD-531 is characterized by rapid absorption and onset of action, and an extended duration of action that may be suitable for basal insulin needs. In May 2014, we initiated the first of two planned Phase 2 meal studies using Biodel-531.

We are a development stage company. We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 underwritten public offering. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $6.2 million and $8.6 million, respectively, for the three and six months ended March 31, 2014. As of March 31, 2014, we had a deficit accumulated during the development stage of $224.1 million. As of March 31, 2014 we had approximately $28.7 million in cash and cash equivalents compared to $39.8 million in cash and cash equivalents as of September 30, 2013. We believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the second calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

•    employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development and manufacturing activities; and

•    facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, laboratory supplies and other supplies.

We intend to focus our research and development efforts on advancing at least one of our glucagon rescue product candidates into a pivotal clinical trial. We also intend to conduct earlier stage clinical trials in support of one or more of our ultra-rapid-acting insulin formulations, including BIOD-531. We anticipate that our research and development expenses for the fiscal year ending September 30, 2014 will increase as compared to the fiscal year ended September 30, 2013, as we continue to:

•    conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, commence preclinical studies and clinical trials of that product candidate and undertake manufacturing activities for that product candidate;

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

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,		December 3, 2003 (inception) to March 31,
	2013	2014	2013	2014	2014
	(in thousands)
Research and development expenses:
Preclinical expenses	$1,004	$1,051	$2,471	$2,850	$28,532
Manufacturing expenses	638	1,660	1,153	2,330	43,689
Clinical/regulatory expenses	1,324	1,546	4,017	2,818	91,177
Total	$2,966	$4,257	$7,641	$7,998	$163,398

The following table illustrates, for the three and six months ended March 31, 2013 and 2014, our research and development costs by project. Inception to date is not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Ultra-rapid-acting insulin formulations:
RHI-based	$861	$200	$2,857	$396
Insulin analog-based	389	410	767	1,140
Stable Glucagon	405	2,234	956	3,300
Concentrated RHI-based formulations	194	585	386	1,469
Other	1,117	828	2,675	1,693
Total	$2,966	$4,257	$7,641	$7,998

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

•    our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of a new drug application, or NDA, to the FDA for that product candidate;

•    the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

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

•    the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•    our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•    our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation expenses, in our executive, legal, accounting, finance and information technology functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, travel expenses, costs associated with industry conventions and professional fees, such as legal and accounting fees and consulting costs and facility-related costs not otherwise allocated to research and development expense.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2014

Revenue. We did not recognize any revenue during the three months ended March 31, 2013 or 2014.

Research and Development Expenses.

	Three Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Research and Development	$2,966	$4,257	$1,291	43.5%

Research and development expenses were $4.3 million for the three months ended March 31, 2014, an increase of $1.3 million, or approximately 43.5%, from $3.0 million for the three months ended March 31, 2013. This increase is primarily due to $1.2 million in expenses associated with payments to Unilife Corporation and other external contract manufacturers for the development of our dual-chamber glucagon rescue product. Stock-based compensation included in research and development expenses were $0.1 million for the three months ended March 31, 2014 and the three months ended March 31, 2013.

General and Administrative Expenses.

	Three Months Ended March 31,		Decrease
	2013	2014	$	%
	(in thousands)
General and Administrative	$2,174	$1,731	$443	20.4%

General and administrative expenses were approximately $1.7 million for the three months ended March 31, 2014, a decrease of $0.4 million, or 20.4%, from $2.2 million for the three months ended March 31, 2013. This decrease is primarily attributable to a onetime charge of $0.4 million in personnel costs associated with severance benefits for one former employee that occurred in the three months ended March 31, 2013.

Stock-based compensation expenses were $0.2 million for the three months ended March 31, 2014, compared to $0.3 million for the three months ended March 31, 2013.

Interest and Other Income.

	Three Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Interest and Other Income	$12	$13	$1	8.3%

Interest and other income was $13 thousand for the three months ended March 31, 2014, compared to $12 thousand for the three months ended March 31, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$116	$426	$310	267.2%

The change to fair value of common stock warrant liability during the three months ended March 31, 2014 was primarily a result of the increase in the price of the common stock from $2.28 per share at December 31, 2013 to $2.73 per share at March 31, 2014. The change to fair value of common stock warrant liability during the three months ended March 31, 2013 was primarily a result of the increase in the price of the common stock from $2.35 per share at December 31, 2012 to $2.84 per share at March 31, 2013.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Net loss	$(5,220)	$(6,198)	$978	18.7%
Net loss per share	$(0.37)	$(0.29)

Net loss was $6.2 million, or $(0.29) per share, for the three months ended March 31, 2014, compared to $5.2 million, or $(0.37) per share, for the three months ended March 31, 2013. The increase in net loss was primarily attributable to the increased expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2014

Revenue. We did not recognize any revenue during the six months ended March 31, 2013 or 2014.

Research and Development Expenses.

	Six Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Research and Development	$7,641	$7,998	$357	4.7%

Research and development expenses were $8.0 million for the six months ended March 31, 2014, an increase of $0.4 million, or 4.7%, from $7.6 million for the six months ended March 31, 2013. This increase is primarily due to $1.3 million in expenses associated with payments to Unilife Corporation and other external contract manufacturers for the development of our dual-chamber glucagon rescue product and an increase of $0.1 million associated with personnel costs. This is offset by a decrease of $1.1 million in clinical trial costs due to reduced clinical trial activity.

Research and development expenses for the six months ended March 31, 2013 and 2014 include $0.6 million and $0.2 million, respectively, in stock-based compensation expense.

General and Administrative Expenses.

	Six Months Ended March 31,		Decrease
	2013	2014	$	%
	(in thousands)
General and Administrative	$3,603	$3,127	$476	13.2%

General and administrative expenses were approximately $3.1 million for the six months ended March 31, 2014, a decrease of $0.5 million, or 13.2%, from $3.6 million for the six months ended March 31, 2013. This decrease is primarily attributable to a onetime charge of $0.4 million in personnel costs associated with severance benefits for one former employee that occurred in the three months ended March 31, 2013 and a decrease in legal fees of $0.1 million.

General and administrative expenses for both the six months ended March 31, 2013 and 2014 include $0.4 million in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Six Months Ended March 31,		Increase
	2013	2014	$	%
	(in thousands)
Interest and Other Income	$28	$29	$1	3.6%

Interest and other income was $29 thousand for the six months ended March 31, 2014, compared to $28 thousand for the six months ended March 31, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Six Months Ended March 31,		Decrease
	2013	2014	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$(2,112)	$(2,161)	$49	2.3%

The change to fair value of common stock warrant liability during the six months ended March 31, 2014 was primarily a result of the decrease in the price of the common stock from $3.15 per share at September 30, 2013 to $2.73 per share at March 31, 2014. The change to fair value of common stock warrant liability during the six months ended March 31, 2013 was primarily a result of the decrease in the price of the common stock from $2.97 per share at September 30, 2012 to $2.84 per share at March 31, 2013.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Decrease
	2013	2014	$	%
	(in thousands)
Net loss	$(8,889)	$(8,640)	$249	2.8%
Net loss per share	$(0.63)	$(0.41)

Net loss was $8.6 million, or $(0.41) per share, for the six months ended March 31, 2014 compared to $8.9 million, or $(0.63) per share, for the six months ended March 31, 2013. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At March 31, 2014, we had cash and cash equivalents totaling approximately $28.7 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $11.1 million for both the six months ended March 31, 2014 and March 31, 2013.

Net cash used in investing activities was $32 thousand for the six months ended March 31, 2014 and $87 thousand for the six months ended March 31, 2013. This decrease was primarily due to the purchasing of less laboratory equipment in the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Net cash provided by financing activities was $58 thousand for the six months ended March 31, 2014 and $6 thousand for the six months ended March 31, 2013. Net cash provided by financing activities for the six months ended March 31, 2014 primarily reflects proceeds from employees exercising options and the sale of our common stock through our employee stock purchase plan. Net cash provided by financing activities for the six months ended March 31, 2013 primarily reflects proceeds from the sale of our common stock through our employee stock purchase plan.

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

•    our ability to conduct the development work necessary to finalize the formulation and design of our dual-chamber glucagon rescue product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the filing of a new drug application, or NDA, to the FDA for that product candidate;

•    the degree to which our ongoing assessment of the data from our recently completed Phase 2 clinical trial of BIOD-123, our lead candidate for an ultra-rapid-acting insulin formulation, and our related chemistry, manufacturing and controls development work, support further clinical development by us or our potential partners;

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

•    the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form;

•    our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•    our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth the information relating to repurchases of our equity securities during the three months ended March 31, 2014:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units purchased)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2014 to January 31, 2014	—	$—	—	$—
February 1, 2014 to February 28, 2014	—	—	—	—
March 1, 2014 to March 31, 2014	9,828	3.19	—	—

Total	9,828	$3.19	—	$—

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

BIODEL INC.

Dated: May 14, 2014	By:	/s/ Gerard Michel
Gerard Michel, Chief Financial Officer,
VP Corporate Development, and Treasurer

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.