Form 10-Q
period 2014-06-30
Biodel Inc
filed 2014-08-13
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

(203) 796-5000

(Registrant's telephone number, including area code)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of August 6, 2014 there were 22,691,696 shares of the registrant's common stock outstanding.

BIODEL INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Biodel Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013	June 30, 2014
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$39,781	$24,480
Income taxes receivable	6	2
Grants receivable	26	227
Prepaid and other assets	264	394

Total current assets	40,077	25,103
Property and equipment, net	1,031	604
Intellectual property, net	43	41
Total assets	$41,151	$25,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$246	$374
Accrued expenses:
Clinical trial expenses	181	132
Payroll and related	1,139	991
Accounting and legal fees	226	170
Severance	255	31
Other	319	266
Income taxes payable	75	—

Total current liabilities	2,441	1,964

Common stock warrant liability	6,121	2,413
Other long term liabilities	26	—

Total liabilities	8,588	4,377
Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,950,000 issued and outstanding	19	19
Common stock, $.01 par value; 62,500,000 shares authorized; 21,070,824 and 21,119,722 issued and outstanding	211	211
Additional paid-in capital	247,761	248,414
Accumulated deficit	(215,428)	(227,273)

Total stockholders' equity	32,563	21,371

Total liabilities and stockholders' equity	$41,151	$25,748

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
Consolidated Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	3,474	3,628	11,115	11,626
Government grant	(25)	(227)	(249)	(531)
General and administrative	1,768	1,348	5,371	4,475

Total operating expenses	5,217	4,749	16,237	15,570
Other (income) and expense:
Interest and other income	(11)	(11)	(39)	(40)
Adjustment to fair value of common stock warrant liability	4,431	(1,548)	2,319	(3,708)

Loss before tax provision (benefit)	(9,637)	(3,190)	(18,517)	(11,822)
Tax provision (benefit)	(6)	14	3	23

Net loss	$(9,631)	$(3,204)	$(18,520)	$(11,845)

Net loss per share — basic and diluted	$(0.66)	$(0.15)	$(1.29)	$(0.56)

Weighted average shares outstanding — basic and diluted	14,573,110	21,118,375	14,311,875	21,100,903

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
Consolidated Condensed Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series A Preferred stock $.01 Par Value		Series B Convertible Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, September 30, 2013	21,070,824	$211	—	$—	1,950,000	$19	$247,761	$(215,428)	$32,563
Expenses of ATM							(55)		(55)
Stock-based compensation	—	—	—	—	—	—	645	—	645
Proceeds from the sale of stock-ESPP	8,189	—	—	—	—	—	15	—	15
Stock options exercised	19,241	—	—	—	—	—	48	—	48
RSUs converted to common stock	21,468	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(11,845)	(11,845)
Balance, June 30, 2014 (unaudited)	21,119,722	$211	—	$—	1,950,000	$19	$248,414	$(227,273)	$21,371

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(18,520)	$(11,845)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484	462
Stock-based compensation for employees and directors	1,216	645
Adjustment to fair value of common stock warrant liability	2,319	(3,708)
(Increase) decrease in:
Income taxes receivable	16	4
Grants receivable	64	(201)
Other receivables	8	—
Prepaid expenses and other assets	(393)	(130)
Increase (decrease) in:
Accounts payable	(45)	128
Income taxes payable	(26)	(75)
Accrued expenses and long term liabilities	(93)	(557)

Total adjustments	3,550	(3,432)

Net cash used in operating activities	(14,970)	(15,277)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(32)

Net cash used in investing activities	(87)	(32)

Cash flows from financing activities:

Options exercised	75	48
Net proceeds from employee stock purchase plan	30	15
Net proceeds from sale of common stock	18,284	—
Net expenses of ATM	—	(55)

Net cash provided by financing activities	18,389	8

Net increase (decrease) in cash and cash equivalents	3,332	(15,301)

Cash and cash equivalents, beginning of period	39,050	39,781

Cash and cash equivalents, end of period	$42,382	$24,480

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Income taxes	$12	$19

See accompanying notes to consolidated condensed financial statements.

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, "Biodel" or the "Company", and formerly Global Positioning Group Ltd.) is a specialty pharmaceutical company which focuses on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients.

Currently, the Company is developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia. The Company is also developing proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients.

The Company is in the process of raising additional equity capital to support the completion of its development and commercialization of its innovative treatments for diabetes.

The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding before another company develops similar treatments for patients with diabetes.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and are unaudited. These consolidated financial statements include Biodel UK Limited. This subsidiary has been inactive since its inception. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the September 30, 2013 audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 20, 2013. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, to eliminate the concept of a development stage entity (DSE) from U.S. GAAP, effective for interim periods and years beginning after December 15, 2014. The issuance of ASU No. 2014-10 rescinds certain financial reporting requirements that have historically applied to DSEs, such as inception-to-date information in the statements of income, cash flows, and shareholder equity. Additionally, the financial statements no longer need to be labeled as those of a DSE. ASU No. 2014-10 was early adopted and the adoption of this standard did not have a material effect on the Company's financial statements.

2. Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, grants receivable and accounts payable, approximate their fair values due to their short term maturities.

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

Biodel Inc.

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

As of September 30, 2013 and June 30, 2014, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2013 and June 30, 2014 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input.

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,480	$24,480	$—	$—
Subtotal	24,480	24,480	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(2,413)	—	—	(2,413)
Subtotal	(2,413)	—	—	(2,413)
Total	$22,067	$24,480	$—	$(2,413)

Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,781	$39,781	$—	$—
Subtotal	39,781	39,781	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(6,121)	—	—	(6,121)
Subtotal	(6,121)	—	—	(6,121)
Total	$33,660	$39,781	$—	$(6,121)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2013	$(6,121)
Decrease in fair value of common stock warrant liability	3,708
Balance at June 30, 2014	$(2,413)

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as an adjustment to fair value of common stock warrant liability in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total stock based compensation cost for the three and nine months ended June 30, 2014 which included stock based compensation charges related to the Company's 2005 Employee Stock Purchase Plan and RSU's was $135 and $645, respectively. In comparison, the total compensation cost for the three and nine months ended June 30, 2013 was $326 and $1,216, respectively.

At June 30, 2014, the total compensation cost related to non-vested options not yet recognized was $1,283, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the stock option activity during the nine months ended June 30, 2014:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2013	1,920,051	$22.26	4	$445
Granted	1,267,000	2.41		—
Exercised	(19,241)	2.48		$10
Forfeited, expired	(582,650)	14.69		—
Outstanding options, June 30, 2014	2,585,160	$14.39	4	—

Exercisable options, June 30, 2014	1,302,178	$26.18	3	—

The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2013 and 2014 are determined as discussed below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Expected life (in years)	4.75	—	2.39 - 4.75	3.77 - 4.75
Expected volatility	91%	—	80 - 91%	70 - 83%
Expected dividend yield	0%	—	0%	0%
Risk-free interest rate	0.39%	—	0.25 - 0.75%	0.58 - 0.78%
Weighted average grant date fair value	$1.89	—	$2.34	$2.41

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

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 10%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Stock compensation expense — RSUs	$76	$0	$275	$54

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

At June 30, 2014, all of the stock-based compensation expense related to RSU awards granted under the 2004 Stock Incentive Plan and the 2010 Plan has been recognized. The following table summarizes RSU activity from October 1, 2013 through June 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2013	31,296	$10.48
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(21,468)	10.48
RSUs withheld for tax payments	(9,828)	10.48
Non-vested and outstanding RSU balance at June 30, 2014	—	$—

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge in connection with the Purchase Plan for the three and nine months ended June 30, 2014 was $2 and $3, respectively. In comparison, for the three and nine months ended June 30, 2013, the Company expensed $8 and $1, respectively.

An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of June 30, 2013 and 2014, a total of 366,926 and 383,737 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of June 30, 2013 and 2014, the Company has issued 108,074 and 116,263 shares, respectively, under the Purchase Plan.

5. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 ("ASC 740-10-25"), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years ended in 2010 through 2013 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") upon a greater than 50% change in ownership in the Company within the three-year period preceding the date of ownership change. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are

Biodel Inc.

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

The Company's effective tax rate for the three and nine months ended June 30, 2013 and 2014 was 0% and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes and a full valuation allowance offsetting its deferred tax assets.

6. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	June 30,		June 30,
	2013	2014	2013	2014
Common shares underlying warrants issued for common stock	5,006,398	5,006,398	5,006,398	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	453,486	—	453,486	—
Common shares issuable upon conversion of Series B Preferred Stock	3,428,643	1,950,000	3,428,643	1,950,000
Stock options	1,929,676	2,585,160	1,929,676	2,585,160
Restricted stock units outstanding	31,302	—	31,302	—

7. Financings

June 2013 Public Offering

On June 24, 2013, the Company completed an underwritten public offering of 4,482,760 shares of its common stock at a price to the public of $4.35 per share. On July 22, 2013, the Company issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment option. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $19.3 million, of which $18.3 million was received and recorded in June 2013 and $1.0 million was received and recorded in July 2013.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder will be prohibited from converting shares of Series B Preferred

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock, holders of Series B Preferred Stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

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

At June 30, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $2,342. In comparison, the fair value of the warrant liability at September 30, 2013 was $4,958.

During the three and nine months ended June 30, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $(1,258) and $(2,616) respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to June 30, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through June 30, 2014:

Balance at September 30, 2013	$4,958
Decrease in fair value of common stock warrant liability	(2,616)
Balance at June 30, 2014	$2,342

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. The shares of Series A Preferred Stock issued in the May 2011 Offering have been converted into an aggregate of 453,483 shares of common stock. In the event that the Company enters into a merger or change of control transaction, the holders of the warrants issued in the May 2011 Offering will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. As per terms of the warrant, the holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At June 30, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $71. In comparison, the fair value of the warrant liability at September 30, 2013 was $1,163.

During the three and six months ended June 30, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $(290) and $(1,092), respectively, within Other (income)/expense, to reflect a decrease in the valuation of the warrants from September 30, 2013 to June 30, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2013 through June 30, 2014:

Balance at September 30, 2013	$1,163
Decrease in fair value of common stock warrant liability	(1,092)
Balance at June 30, 2014	$71

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of June 30, 2014, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of June 30, 2014, the Company estimated such fair value using the following assumptions:

June 2012 Financing	June 30, 2014
Stock price	$2.16
Exercise price	$2.66
Risk-free interest rate	0.88%
Expected remaining term	2.99
Expected volatility	76%
Dividend yield	—
Warrants outstanding	2,749,469

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

May 2011 Offering	June 30, 2014
Stock price	$2.16
Exercise price	$9.92
Risk-free interest rate	0. 47%
Expected remaining term	1.88
Expected volatility	60%
Dividend yield	—
Warrants outstanding	2,256,929

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2013 and June 30, 2014 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of June 30, 2014, the Company leased three facilities in Danbury, Connecticut.

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

Rent expense for the three and nine months ended June 30, 2014, was $165 and $476, respectively. In comparison, rent expense for the three and nine months ended June 30, 2013, was $164 and $481, respectively.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due

Biodel Inc.

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

9. Government Grants

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

Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred were $69 and $167, respectively for the three and nine months ended June 30, 2014 and $0 and $203, respectively, for the three and nine months ended June 30, 2013. As of June 30, 2014 the Company has recorded a grant receivable in the amount of $69.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred were $158 and $364 respectively, for the three and nine months ended June 30, 2014 and $25 and $46, respectively, for the three and nine months ended June 30, 2013. As of June 30, 2014, the Company has recorded a grant receivable in the amount of $158.

The Company reported grant income of $227 and $531 respectively, for the three and nine months ended June 30, 2014. In comparison, the Company reported grant income of $25 and $249 respectively, for the three and nine months ended June 30, 2013. As of June 30, 2014, all grant income was earned and recorded.

10. Subsequent Events

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $14 million from time to time through MLV as the Company's sales agent. As of June 30, 2014, the Company had not issued any shares pursuant to the Sales Agreement. During the period from July 1 through July 31, 2014, the Company sold an aggregate of 1,476,974 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions, of $2.9 million.

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company has the right to sell to LPC, and LPC is obligated to purchase, up to $15,000,000 in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in regular purchases, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company may direct LPC to purchase additional shares

Biodel Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock is not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock to be purchased under the Purchase Agreement will be based on the prevailing market prices of such shares at the time of sales, but in no event will the Company be able to sell shares to LPC on a day when the closing sale price of the common stock closing price is less than a floor price of $1.50 per share (subject to adjustment). The Company will control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares. To date the Company has not issued any shares of common stock under the purchase agreement.

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

•our ability to engage a strategic partner in the further development of our prandial ultra-rapid-acting insulin formulations, including BIOD-123, which uses regular human insulin, or RHI, as the active pharmaceutical ingredient, and our insulin analog-based formulations ;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of our report on Form 10-Q for the first fiscal quarter ended December 31, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are developing room temperature stable glucagon presentations for use as a rescue treatment for diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. Our leading presentation uses a proprietary device from Unilife Corporation. The device, which is being customized for use in emergency situations, is a dual-chamber design that automatically reconstitutes lyophilized glucagon with a liquid diluent immediately prior to injection, and it features automatic needle retraction on full dose delivery. We submitted an Investigational New Drug application to the U.S. Food and Drug Administration, or FDA, for our dual-chamber glucagon rescue product in the second half of calendar year 2014 and we expect to initiate a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles BIOD-961, the reconstituted glucagon formulation intended for use in the device, in the fourth calendar quarter of 2014. We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to the dual-chamber device for use with glucagon. We have also entered into a long-term commercial supply agreement with Becton, Dickinson and Company for worldwide exclusive rights to its Uniject disposable injection system for use with liquid glucagon formulations. We are currently assessing several formulations of liquid glucagon in pre-clinical studies.

We are also developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was recently the subject of a successful Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. We are also using our proprietary excipients to develop ultra-rapid-acting insulin analog-based formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®. We believe that a pharmaceutical company with expertise in diabetes and a significant commercial infrastructure will be in the best position to maximize the value of our ultra-rapid-acting prandial insulin product candidates, including BIOD-123.

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

In addition to BIOD-123, we continue to develop ultra-rapid-acting insulin analog-based formulations. In January 2013, we announced top-line results from our Phase 1 clinical trial of two insulin analog-based formulations, BIOD-238 and BIOD-250. These formulations, which were manufactured using commercial preparations of Humalog®, generally use similar excipients to BIOD-123 and were intended to be optimized for rapid absorption and injection site toleration. The trial, which was conducted in Australia, was designed to compare the pharmacokinetic and injection site toleration profiles of BIOD-238 and BIOD-250 relative to Humalog®. In the trial, both formulations met our target pharmacokinetic profile for an ultra-rapid-acting insulin analog-based formulation, and BIOD-250 met our target injection site toleration profile. We do not expect to study these formulations in additional clinical trials because they were formulated by adding our proprietary excipients to the marketed formulation of Humalog® and because they do not demonstrate stability characteristics consistent with our target product profile. Accordingly, we are continuing our insulin analog-based formulation work to develop formulations using the active pharmaceutical ingredients of currently marketed rapid-acting insulin analogs.

We also have RHI-based ultra-rapid-acting insulin formulations in earlier stages of development. In particular, we are developing ultra-rapid-acting formulations of concentrated insulin that are characterized in pre-clinical studies with diabetic swine by a rapid onset of action and a prolonged duration of action. We believe these formulations could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal pre-mixed insulins. In February 2014, we announced preliminary results from a Phase 1 clinical trial with BIOD-531, our candidate for an ultra-rapid-acting concentrated insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. The Phase 1 clinical trial assessed pharmacokinetic, pharmacodynamic and injection site toleration profiles of single injections of BIOD-531, Humulin® R U-500, or U-500R, and Humalog® Mix 75/25 in non-diabetic obese volunteers. The clinical trial included 1.0 U/kg and 0.5 U/kg doses of BIOD-531, as well as 1.0 U/kg of U-500R and 0.5 U/kg of Humalog® Mix 75/25. The results of the clinical trial confirmed earlier findings in diabetic swine that BIOD-531 is characterized by rapid absorption and onset of action, and an extended duration of action that may be suitable for basal insulin needs. In May 2014, we initiated the first of two planned Phase 2 meal studies using Biodel-531. In August, 2014, we announced preliminary data from one of the Phase 2 meal studies, Study 3-152, which compared BIOD-531 to Humalog® Mix 75/25 and Humulin® R U-500 in patients with type 2 diabetes with moderate insulin resistance. BIOD-531 demonstrated superiority over both comparators with respect to lower glucose responses following a standardized meal challenge.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co. LLC, or MLV, and we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, under which we may issue shares of common stock in the future. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $3.2 million and $11.8 million, respectively, for the three and nine months ended June 30, 2014. As of June 30, 2014 we had an accumulated deficit of $227.3 million. As of June 30, 2014 we had approximately $24.5 million in cash and cash equivalents compared to $39.8 million in cash and cash equivalents as of September 30, 2013. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the third calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

Financial Operations Overview

Revenues

To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval, or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

Research and Development Expenses

Research and development expenses consist of the costs associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting pre-clinical studies and clinical trials, manufacturing efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

•complete the two planned Phase 2 clinical trials of BIOD-531;

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

In fiscal year 2015 and beyond, we anticipate that these expenses will increase further as we prepare and file an NDA for our dual-chamber glucagon rescue product candidate and, if successful, potentially commence commercialization activities in support of this program.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs for our ultra-rapid-acting insulin formulations, including BIOD-123, our BIOD-531 concentrated insulin formulation and our stable glucagon presentations. Substantially all of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation respectively, for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bihormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand. As of June 30, 2014 all grant income was earned and recorded.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Research and development expenses:
Preclinical expenses	$1,064	$952	$3,537	$3,803
Manufacturing expenses	616	540	1,768	2,870
Clinical/regulatory expenses	1,794	2,136	5,810	4,953
Total	$3,474	$3,628	$11,115	$11,626

The following table illustrates, for the three and nine months ended June 30, 2013 and 2014, our research and development costs by project.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Ultra-rapid-acting insulin formulations:
RHI-based	$1,446	$32	$4,304	$428
Insulin analog-based	315	85	1,082	1,225
Stable Glucagon	372	1,280	1,328	4,581
Concentrated RHI-based formulations	380	1,484	766	2,953
Other	961	747	3,635	2,439
Total	$3,474	$3,628	$11,115	$11,626

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

•our ability to engage a strategic partner in the further development of our prandial ultra-rapid-acting insulin formulations, including BIOD-123, which uses regular human insulin, or RHI, as the active pharmaceutical ingredient, and our insulin analog-based formulations;

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

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2014 will decrease slightly as compared to the fiscal year ended September 30, 2013. Over the longer term, however, these expenses could greatly increase if we are successful in advancing our product candidates into later stage clinical trials, including pivotal clinical trials.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014

Revenue. We did not recognize any revenue during the three months ended June 30, 2013 or 2014.

Research and Development Expenses.

	Three Months Ended June 30,		Increase
	2013	2014	$	%
	(in thousands)
Research and Development	$3,474	$3,628	$154	4.4%

Research and development expenses were $3.6 million for the three months ended June 30, 2014, an increase of $0.2 million, or approximately 4.4%, from $3.5 million for the three months ended June 30, 2013. This increase is primarily due to an increase in personnel and stock-based compensation costs of $0.1 million and an increase in professional fees of $0.1 million. Stock-based compensation included in research and development expenses were $0.1 million for both the three months ended June 30, 2014 and the three months ended June 30, 2013.

General and Administrative Expenses.

	Three Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
General and Administrative	$1,768	$1,348	$420	23.8%

General and administrative expenses were approximately $1.4 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 23.8%, from $1.8 million for the three months ended June 30, 2013. This decrease is primarily attributable to a decrease in personnel and stock-based compensation costs of $0.3 million and a decrease in professional fees of $0.1 million. Stock-based compensation expenses were $0.1 million for the three months ended June 30, 2014, compared to $0.2 million for the three months ended June 30, 2013.

Interest and Other Income.

	Three Months Ended June 30,
	2013	2014	$	%
	(in thousands)
Interest and Other Income	$11	$11	$0	0%

Interest and other income was $11 thousand for the three months ended June 30, 2014 and the three months ended June 30, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Three Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$4,431	$(1,548)	$5,979	134.9%

The change to fair value of common stock warrant liability during the three months ended June 30, 2014 was primarily a result of the decrease in the price of the common stock from $2.73 per share at March 31, 2014 to $2.16 per share at June 30, 2014. The change to fair value of common stock warrant liability during the three months ended June 30, 2013 was primarily a result of the increase in the price of the common stock from $2.84 per share at March 31, 2013 to $4.18 per share at June 30, 2013.

Net Loss and Net Loss per Share

	Three Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
Net loss	$(9,631)	$(3,204)	$6,427	66.7%
Net loss per share	$(0.66)	$(0.15)

Net loss was $3.2 million, or $(0.15) per share, for the three months ended June 30, 2014, compared to $9.6 million, or $(0.66) per share, for the three months ended June 30, 2013. The decrease in net loss was primarily attributable to the decreased expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2014

Revenue. We did not recognize any revenue during the nine months ended June 30, 2013 or 2014.

Research and Development Expenses.

	Nine Months Ended June 30,		Increase
	2013	2014	$	%
	(in thousands)
Research and Development	$11,115	$11,626	$511	4.6%

Research and development expenses were $11.6 million for the nine months ended June 30, 2014, an increase of $0.5 million, or 4.6%, from $11.1 million for the nine months ended June 30, 2013. This increase was primarily due to $1.4 million in expenses associated with payments to Unilife Corporation and other external contract manufacturers for the development of our dual-chamber glucagon rescue product and an increase of $1.0 million associated with toxicology studies. The increase in research and development expense was offset by a decrease of $1.7 million in clinical trial costs due to reduced clinical trial activity.

Research and development expenses for the nine months ended June 30, 2013 and 2014 include $0.7 million and $0.2 million, respectively, in stock-based compensation expense.

General and Administrative Expenses.

	Nine Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
General and Administrative	$5,371	$4,475	$896	16.7%

General and administrative expenses were approximately $4.5 million for the nine months ended June 30, 2014, a decrease of $0.9 million, or 16.7%, from $5.4 million for the nine months ended June 30, 2013. This decrease was primarily attributable to a decrease in personnel and stock-based compensation costs of $0.7 million and a decrease in legal fees of $0.2 million.

General and administrative expenses for the nine months ended June 30, 2013 and 2014 include $0.5 million and $0.4 million, respectively, in stock-based compensation expense.

Interest and Other Income.

	Nine Months Ended June 30,		Increase
	2013	2014	$	%
	(in thousands)
Interest and Other Income	$39	$40	$1	2.6%

Interest and other income was $40 thousand for the nine months ended June 30, 2014, compared to $39 thousand for the nine months ended June 30, 2013.

Adjustments to Fair Value of Common Stock Warrant Liability

	Nine Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
Adjustments to fair value of common stock warrant liability	$2,319	$(3,708)	$6,027	259.9%

The change to fair value of common stock warrant liability during the nine months ended June 30, 2014 was primarily a result of the decrease in the price of the common stock from $3.15 per share at September 30, 2013 to $2.16 per share at June 30, 2014. The change to fair value of common stock warrant liability during the nine months ended June 30, 2013 was primarily a result of an increase in the price of the common stock from $2.97 per share at September 30, 2012 to $4.18 per share at June 30, 2013.

Net Loss and Net Loss per Share

	Nine Months Ended June 30,		Decrease
	2013	2014	$	%
	(in thousands)
Net loss	$(18,520)	$(11,845)	$6,675	36.0%
Net loss per share	$(1.29)	$(0.56)

Net loss was $11.8 million, or $(0.56) per share, for the nine months ended June 30, 2014 compared to $18.5 million, or $(1.29) per share, for the nine months ended June 30, 2013. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At June 30, 2014 and September 30, 2013, we had cash and cash equivalents totaling approximately $24.5 million and $39.8 million, respectively. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $15.3 million and $15 million, respectively for the nine months ended June 30, 2014 and June 30, 2013.

Net cash used in investing activities was $32 thousand for the nine months ended June 30, 2014 and $87 thousand for the nine months ended June 30, 2013. This decrease was primarily due to the purchasing of less laboratory equipment in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Net cash provided by financing activities was $8 thousand for the nine months ended June 30, 2014 and $18.4 million for the nine months ended June 30, 2013. Net cash provided by financing activities for the nine months ended June 30, 2014 primarily reflects proceeds from employees exercising options and the sale of our common stock through our employee stock purchase plan offset by expenses related to our ATM. Net cash provided by financing activities for the nine months ended June 30, 2013 primarily reflects proceeds from the sale of our common stock through our June 2013 public offering.

In May 2013, we entered into the sales agreement with MLV, under which we may initially issue and sell up to $14 million in shares of our common stock from time to time through MLV as our sales agent. As of June 30, 2014, we had not issued any shares pursuant to the sales agreement. During the period from July 1 through July 31, 2014, we sold an aggregate of 1,476,974 shares of common stock pursuant to the sales agreement and received proceeds, net of sales agent commissions, of $2.9 million.

On July 25, 2014, we entered into the purchase agreement with LPC. Under the terms, and subject to the conditions of the purchase agreement, we have the right to sell to LPC, and LPC is obligated to purchase, up to $15 million in shares of our common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which we have agreed to file with the SEC, is declared effective by the SEC and a final prospectus in connection therewith is filed. We will control the timing and amount of any sales of common stock to LPC under the purchase agreement. To date, we have not issued any shares of common stock under the purchase agreement.

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

•our ability to engage a strategic partner in the further development of our prandial ultra-rapid-acting insulin formulations, including BIOD-123, which uses regular human insulin, or RHI, as the active pharmaceutical ingredient, and our insulin analog-based formulations;

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

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We may in the future receive proceeds from additional sales under our sales agreement with MLV or from sales under our purchase agreement with LPC. Any such sales would be subject to the conditions under the applicable agreement. We do not currently have any other commitments for future external funding. Additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit No.	Description
10.01	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between the Registrant and MLV & Co. LLC (Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 13, 2013).

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.

Dated: August 13, 2014	By:	/s/ Errol B. De Souza
Errol B. De Souza, President and Chief Executive Officer,
Principal Accounting Officer

Exhibit No.	Description
10.01	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between the Registrant and MLV & Co. LLC (Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 13, 2013).

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.