Form 10-K
period 2014-09-30
Biodel Inc
filed 2014-12-19
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33451

BIODEL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0136863 (I.R.S. Employer Identification No.)
100 Saw Mill Road Danbury, CT (Address of Principal Executive Offices)	06810 (Zip Code)

Registrant's telephone number, including area code
(203) 796-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $58 million based on the price at which the common stock was last sold on the NASDAQ Capital Market on March 31, 2014.

The number of shares outstanding of the registrant's common stock, as of November 28, 2014, was 23,445,600.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement, or the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2014, for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2015 Proxy Statement expressly incorporated into this

Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

BIODEL INC.

INDEX TO REPORT ON FORM 10-K

		Page
	PART I
Item 1:	Business	3
Item 1A:	Risk Factors	19
Item 1B:	Unresolved Staff Comments	19
Item 2:	Properties	20
Item 3:	Legal Proceedings	20
Item 4:	Mine Safety Disclosures	38
	PART II
Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6:	Selected Financial Data	41
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8:	Financial Statements and Supplementary Data	52
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	52
Item 9A:	Controls and Procedures	52
Item 9B:	Other Information	52
	PART III
Item 10:	Directors, Executive Officers and Corporate Governance	54
Item 11:	Executive Compensation	54
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13:	Certain Relationships and Related Transactions, and Director Independence	54
Item 14:	Principal Accountant Fees and Services	54
	PART IV
Item 15:	Exhibits and Financial Statement Schedules	54

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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our glucagon emergency management, or GEM, product candidate, which comprises lyophilized glucagon and an aqueous diluent in an automatic reconstitution device, and our concentrated ultra-rapid-acting insulin product candidate, BIOD-531, which uses regular human insulin, or RHI, as the active pharmaceutical ingredient in a concentration of 400 units per milliliter;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for that product candidate;

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them, including Unilife Medical Solutions, Inc., or Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA;

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

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

•the ability of our contract manufacturing organizations or collaborators to properly produce our products in our final dosage form and in the quantities we may require;

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

PART I

ITEM 1: BUSINESS

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our formulation technologies to existing drugs in order to improve their therapeutic profiles. Our glucagon formulations and presentations are designed to be stable at room temperature and are intended for use by caregivers with little to no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia. Our proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" insulin formulations.

Our lead product candidate is a glucagon emergency management, or GEM, device that is intended to treat diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. GEM is comprised of lyophilized glucagon and an aqueous diluent in a proprietary injection device from Unilife Medical Solutions, Inc., or Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. We have designed the GEM device with the goal of optimizing its ease of use for patient caregivers in an emergency.

In the third calendar quarter of 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have initiated a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device, in the fourth calendar quarter of 2014. If the Phase 1 clinical trial is successful, we intend to complete the pivotal trial for our GEM product candidate by the end of calendar year 2015 and submit a New Drug Application, or NDA, to the FDA in calendar year 2016.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was evaluated in a Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. Similarly, we have developed BIOD-531, a concentrated ultra-rapid-acting insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with ethylenediaminetetraacetic acid, or EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we are using our proprietary excipients to develop analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

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

Patients with diabetes, particularly those with Type 1 diabetes, are also at risk for abnormally low levels of blood glucose, known as hypoglycemia, which can result from excessive insulin between meals. Hypoglycemia can result in loss of mental acuity, confusion, increased heart rate, hunger, sweating and faintness. At very low glucose levels, hypoglycemia can result in loss of consciousness, coma and even death. According to the American Diabetes Association, or ADA, patients with Type 1 diabetes have a serious hypoglycemic event an approximate average of once per year, many of which require hospital emergency room visits.

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

Insulin therapy has been used for more than 80 years to treat diabetes. This therapy often involves administering several injections of insulin each day. These injections consist of administering a long-acting basal injection one or two times per day and an injection of a rapid-acting insulin or RHI at mealtime. Although this treatment regimen is accepted as effective, it has limitations. Even when properly administered, insulin injections do not replicate the natural time-action profile of insulin. In particular, the natural spike of the first-phase insulin release in a person without diabetes results in blood insulin levels rising within several minutes of the entry into the blood of glucose from a meal. By contrast, injected insulin enters the blood slowly, with peak insulin levels occurring within 80 to 100 minutes following the injection of recombinant human insulin.

A potential solution is the injection of insulin directly into the vein of diabetic patients immediately before eating a meal. In studies of intravenous injections of insulin, patients exhibited better control of their blood glucose for 3 to 6 hours following the meal. However, for a variety of reasons, intravenous injection of insulin before each meal is not a practical therapy.

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

Additional complications of insulin therapy can arise if a patient's response to insulin diminishes with the progression of the disease. Some patients with Type 2 diabetes have severe insulin resistance, resulting in the need to take more than 150 units of insulin per day to control blood glucose elevations. In order to reduce the volume of insulin needed for each injection, many of these patients use Humulin® R U-500, a presentation of Humulin® R containing 500 units of RHI per milliliter (instead of the standard 100 units per milliliter). Humulin® R U-500, which is indicated for Type 1 and Type 2 diabetes patients who require more than 200 units of insulin per day, has a long duration of action, but its onset of action is very slow and therefore is not ideally suited to cover the elevation of glucose levels associated with meals. Humulin® R U-500 is currently the only concentrated insulin on the U.S. market. Many other patients with Type 2 diabetes and lesser degrees of insulin resistance use mixes of prandial and basal insulins, which offer a combination of shorter- and longer-acting insulins in the convenience of one injection. However, the mealtime component of these "pre-mixed" insulin formulations is typically absorbed more slowly than what is required to optimally cover the elevation of glucose levels associated with meals. Examples of these "pre-mixed" insulins include Humalog® Mix 75/25, Humalog® Mix 50/50 and NovoLog® Mix 70/30.

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

Glucagon, like insulin, is a hormone secreted by the pancreas. Glucagon opposes the action of insulin by promoting the breakdown of glycogen into glucose in the liver, thereby raising the levels of blood glucose. Although glucagon injections are useful in treating severe hypoglycemia, glucagon is inherently unstable in a liquid solution. Therefore, injectable glucagon for the treatment of severe hypoglycemia is currently available only as a rescue kit consisting of a vial containing a dry powder of glucagon and a syringe containing a liquid solution. Two such kits are currently available to patients - the Glucagon Emergency Rescue Kit, marketed by Eli Lilly, and the GlucaGen® HypoKit™, marketed by Novo Nordisk. To administer glucagon with either kit, the liquid solution in the pre-filled syringe must first be injected into the vial with the dry powder, the contents need to be adequately mixed and then the solution is drawn back into the syringe. After the glucagon powder is dissolved, it is injected into the patient. In order to properly administer the glucagon, a caregiver must follow this multi-step process in a situation typically made challenging by the patient's condition.

Our Development of a Glucagon Rescue Product

We believe that the complexity of the currently available rescue kits and the training required for proper administration of glucagon using those kits has resulted in the underuse of glucagon as a rescue treatment for diabetes patients experiencing severe hypoglycemia. In June 2013, we announced plans to develop our GEM product candidate in collaboration with Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. We have designed the GEM device with the goal of optimizing its ease of use for patient caregivers in an emergency.

BIOD-961 is our reconstituted formulation of glucagon intended for use in the GEM device. Our design in formulating BIOD-961 was to make it comparable to the glucagon formulations used in the marketed rescue kits. We believe that in order to receive approval from the FDA to market our GEM product candidate we must, among other things, demonstrate that BIOD-961 meets the FDA's requirements for pharmacokinetic and pharmacodynamic bioequivalence when compared to a reconstituted glucagon formulation from either of the two marketed rescue kits as well as conduct a summative human factors study with the GEM device to validate the instructions for use and operation of the device.

We submitted an IND to the FDA for our GEM product candidate in the third calendar quarter of 2014. In the fourth calendar quarter of 2014, we initiated initiated Study 6-101, a Phase 1 clinical trial that assesses the pharmacokinetic and pharmacodynamic profiles of BIOD-961 compared to both of the marketed glucagon rescue formulations. Study 6-101 is designed as a single center, double-blind, six-way crossover study with twelve healthy volunteers. If Study 6-101 is successful, we intend to initiate Study 6-301, a pivotal clinical trial that would assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961 compared to one of the marketed glucagon rescue formulations. Based on our current projections, we anticipate announcing top line data from Study 6-101 in the first calendar quarter of 2015, announcing top line data from Study 6-301 in the second half of 2015, and filing a Section 505(b)(2) NDA for our GEM product candidate with the FDA in calendar year 2016.

We also believe that the development of novel room temperature stable liquid formulations of glucagon could overcome the limitations of the marketed rescue kits. In addition to our GEM product candidate, we are currently assessing several formulations of liquid glucagon in preclinical studies that we intend for use with Becton Dickinson and Company's Uniject disposable injection system.

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

Early Development of Ultra-Rapid-Acting insulin Formulations

We have conducted Phase 1, Phase 2 and Phase 3 clinical trials comparing the performance of our ultra-rapid-acting insulin formulations to marketed insulins. An early formulation known as Linjeta™ was studied in two pivotal Phase 3 clinical trials that began in 2007. Our pivotal Phase 3 clinical trials were open-label, parallel group, randomized trials conducted at centers in the United States, Germany and India. The trials were designed to compare the efficacy and safety of LinjetaTM to Humulin® R, which is a branded form of RHI. One of the trials tested LinjetaTM in patients with Type 1 diabetes and the other in patients with Type 2 diabetes. We enrolled more than 400 patients in each trial for a six month treatment period. Approximately one-half of the patients in each trial were treated with LinjetaTM and the remainder with Humulin® R. The primary objective of the trials was to determine if LinjetaTM was not inferior to Humulin® R in the management of blood glucose levels, as measured by the mean change in patients' HbA1c levels from baseline to the end of the trial. HbA1c levels are a measure of patients' average blood glucose levels over a period of approximately 3 months. HbA1c is the FDA's preferred endpoint for diabetes trials. Approximately 400 patients with Type 1 and Type 2 diabetes who completed the pivotal Phase 3 clinical trials elected to participate in a long term safety extension trial in which all patients were treated with LinjetaTM as their mealtime insulin. The last patient visit in the extension trial was in February 2010.

In December 2009, we submitted an NDA to the FDA under section 505(b)(2) of the FFDCA for clearance to market LinjetaTM as a treatment for diabetes. In November 2010, the FDA issued a complete response letter to our NDA. The complete response letter included comments related to clinical trials, statistical analysis and chemistry, manufacturing and controls and tolerability issues relating to localized discomfort upon injection. The FDA requested that we conduct two new Phase 3 clinical trials using our preferred commercial formulation of LinjetaTM, one in patients with Type 1 diabetes and the other in patients with Type 2 diabetes prior to resubmitting the NDA.

Based upon the complete response letter and subsequent feedback that the FDA provided to us, we decided to study newer RHI-based formulations in earlier stage clinical trials. In the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123, a newer ultra-rapid-acting insulin formulation that combines RHI with EDTA, citrate and magnesium sulfate. The addition of magnesium sulfate was intended to improve the formulation's tolerability upon injection, as compared to Linjeta™. The clinical trial was a randomized, open label, parallel group study conducted at 32 investigative centers in the United States. In the clinical trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial was designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints included postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes. Following randomization, subjects entered a six-week dose titration period during which basal insulin and then prandial insulin doses were titrated in order to reach standard ADA recommended preprandial glucose targets. Upon completion of the titration period, patients entered a "relative stable dosing period" for an additional 12 weeks.

The Phase 2 clinical trial of BIOD-123 completed patient dosing in the second calendar quarter of 2013, and in September 2013 we announced preliminary results from the trial. BIOD-123 achieved the primary endpoint of noninferiority for HbA1c relative to Humalog®. The mean HbA1c change from baseline in the BIOD-123 group was -0.08 ± 0.064% and -0.25± 0.063% in the Humalog® group. The 95% confidence interval (-0.01, 0.35) of the between group differences in change from baseline HbA1c did not exceed the FDA-designated threshold of 0.40%, thereby establishing non-inferiority. HbA1c change during the stable dosing period was similar in both treatment groups. During this period, the mean change in HbA1c in the BIOD-123 group was -0.01% and in the Humalog® group was +0.02%. Additionally, we observed comparable weight gain, mean hypoglycemia event rates and postprandial glucose excursions between the treatment groups, as well as some trends in favor of BIOD-123 in regard to postprandial glucose excursions to a liquid meal challenge test. Comparable safety and adverse event profiles were observed in the clinical trial, with the exception of an increased frequency of injection site pain associated with BIOD-123, which appeared to be clinically minor, short-lived and distinctly superior to the toleration profile we observed with Linjeta™ in our earlier Phase 3 clinical trials.

We believe that a pharmaceutical company with expertise in diabetes and a significant commercial infrastructure will be in the best position to maximize the value of BIOD-123, and we therefore do not have plans to advance BIOD-123 into Phase 3 pivotal trials without the assistance of a strategic partner.

Development of BIOD-531 and Insulin Analog-Based Formulations

In November 2013, we announced that we had selected BIOD-531 as our lead candidate for a concentrated ultra-rapid-acting insulin formulation. In preclinical studies in diabetic swine, BIOD-531 demonstrated a more rapid rate of absorption and onset of action, along with a similar duration of action, when compared to Humulin® R U-500, a presentation containing 500 units of RHI per millimeter. In other preclinical studies, BIOD-531 also demonstrated a more rapid rate of absorption and onset of action when compared to Humalog® Mix 75/25. We believe BIOD-531 could address an unmet medical need for an insulin with an initial rate of absorption superior to that of Humulin® R U-500 and prandial/basal pre-mixed insulins. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with EDTA, citrate and magnesium sulfate.

Study 3-150—Phase 1 clinical trial comparing BIOD-531 to Humulin® R U-500 and Humalog® Mix 75/25. In February 2014, we announced the results from Study 3-150, a Phase 1 clinical trial comparing BIOD-531 to the marketed products Humulin® R U-500 and Humalog® Mix 75/25. Study 3-150 assessed the pharmacokinetic, pharmacodynamic and injection site toleration profiles of single doses of the study drugs in non-diabetic obese volunteers. The clinical trial included 1.0 unit per kilogram and 0.5 unit per kilogram doses of BIOD-531, as well as a 1.0 unit per kilogram dose of Humulin® R U-500 and a 0.5 unit per kilogram dose of Humalog® Mix 75/25. Topline results from the clinical study were as follows:

•When comparing 1.0 unit per kilogram doses of BIOD-531 and Humulin® R U-500, BIOD-531 was associated with an increased rate of absorption as measured by multiple pharmacokinetic parameters, including a 92% shorter time to Early ½ Tmax (11.0 ± 1.9 min) versus Humulin® R U-500 (135.3 ± 34.9 min), a 43% shorter time to Tmax (223.8 ± 62.3 min) versus Humulin® R U-500 (393.3 ± 58.3 min) and a 765% increase in early insulin exposure as measured by AUCins0-30min (2966 ± 383 mU*min/L) versus Humulin® R U-500 (343 ± 74 mU*min/L). BIOD-531 was associated with a more rapid glucose lowering effect as measured by multiple pharmacodynamic parameters including a 169% increase in AUCGIR0-60min (108.5 ± 22.0 mg/kg) versus Humulin® R U-500 (40.4 ± 10.0 mg/kg). These differences were all statistically significant.

•When comparing 0.5 unit per kilogram doses of BIOD-531 and Humalog® Mix 75/25, BIOD-531 was associated with an increased rate of absorption as measured by multiple pharmacokinetic parameters, including a 66% shorter time to Early ½ Tmax (16.4 ± 4.9 min) versus Humalog® Mix 75/25 (47.9 ± 2.6 min), an 18% shorter time to Tmax (131.3 ± 43.4 min) versus Humalog® Mix 75/25 (160.0 ± 11.9 min) and a 917% increase in early insulin exposure as measured by AUCins0-30min (1200 ± 141 min) versus Humalog® Mix 75/25 (118 ± 22 mU*min/L). BIOD-531 was associated with a more rapid glucose lowering effect as measured by multiple pharmacodynamic parameters including a 375%  increase in AUCGIR0-60min (68.9 ± 13.4 mg/kg) versus Humalog® Mix 75/25  (14.5 ± 4.7 mg/kg). With the exception of Tmax, these differences were all statistically significant.

•Pharmacodynamic measurements for BIOD-531, including time to the end of the glucose lowering effect (TGIR Last), at both 1 U/kg (1170.0 ± 59.3 min) and 0.5 U/kg (1076.2 ± 50.7 min) doses, suggested the potential for BIOD-531 to provide basal insulin needs. Mean visual analog scores and absolute severity scores were very low for all participants, suggesting excellent injection site tolerability. There were no statistically significant differences among the treatment groups.

•Mean visual analog scores and absolute severity scores were very low for all participants, suggesting excellent injection site tolerability. There were no statistically significant differences among the treatment groups.

Study 3-152— Phase 2a clinical trial comparing BIOD-531 to Humalog® Mix 75/25 and Humulin® R U-500. In August 2014, we announced the results from Study 3-152, a Phase 2a clinical trial comparing BIOD-531 to the marketed products Humalog® Mix 75/25 and Humulin® R U-500. Study 3-152 assessed glucose profiles of Type 2 diabetic subjects who use between 50 and 110 units of insulin per day after a single subcutaneous injection of 0.6 U/kg doses of the study drugs administered with a standardized breakfast on separate days in a randomized four arm cross-over sequence in which subjects received pre-meal BIOD-531, pre-meal Humalog® Mix 75/25, pre-meal Humulin® R U-500 and post meal BIOD-531. In order to assess the duration of glucose lowering, subjects received a standardized lunch at 330 minutes (5.5 hours) after test insulin dosing at breakfast, but with no insulin administered at that time. Blood glucose levels were measured every five minutes during the 720 minutes (12 hours) after test insulin dosing at breakfast. Topline results from the clinical study were as follows:

•When comparing 0.6 unit per kilogram doses of BIOD-531 and Humalog® Mix 75/25 administered prior to a meal, BIOD-531 was associated with superior glucose control throughout the day of observation. A single dose of BIOD-531 administered immediately before breakfast (pre-meal) achieved significantly lower mean glucose concentrations than did Humalog® Mix 75/25 administered immediately before breakfast. The mean glucose concentration after breakfast was 167.8 ± 10.4 mg/dl with BIOD-531 treatment compared to 205.1 ± 8.3 mg/dl with Humalog® Mix 75/25 treatment (p < 0.001). Mean glucose concentrations were also significantly improved after lunch with pre-meal BIOD-531. Over the course of the entire day of observation, pre-meal BIOD-531 was associated with an average glucose concentration of 177.8 ± 11.9 mg/dl compared to 225.1± 10.7 mg/dl with Humalog® Mix 75/25 treatment (p < 0.001). The percentage of glucose readings within the target range of 70-180 mg/dl was increased more than two-fold following BIOD-531 treatment (46.3 ± 8.4%) compared to Humalog® Mix 75/25 treatment (20.6 ± 5.9%; p=0.002). Likewise, the post-breakfast area under the curve for the glucose excursion and the mean maximal glucose concentrations after breakfast and after lunch were significantly improved with pre-meal BIOD-531 treatment compared to Humalog® Mix 75/25 treatment.

•When comparing 0.6 unit per kilogram doses of BIOD-531 and Humulin® R U-500 administered prior to the meal, BIOD-531 was associated with superior glucose control. Mean glucose concentrations after the standardized breakfast were 167.8 ± 10.4 mg/dl with BIOD-531 treatment compared to 193.1 ± 8.3 mg/dl with Humulin® R U-500 treatment (p=0.006). Over the entire day of observation, mean glucose concentrations were 177.8 ± 11.9 mg/dl with BIOD-531 treatment compared to 197.2 ± 8.8 mg/dl with Humulin® R U-500 treatment (p=0.042). Over the course of the entire day of observation, glucose concentrations were in the target range of 70-180 mg/dl 46.3 ± 8.4% of the time with BIOD-531 treatment compared to 29.1 ± 6.1% of the time with Humulin® R U-500 treatment (p=0.032).

•When comparing 0.6 unit per kilogram doses of BIOD-531 administered twenty minutes after the start of the meal to 0.6 unit per kilogram doses of both Humalog® Mix 75/25 and Humulin® R U-500 administered prior to a meal, BIOD-531 demonstrated superior glucose control compared to either comparator. Mean glucose concentrations over the course of the day were 178.3 ± 11.2 mg/dl for post-meal BIOD-531 treatment compared to 225.1 ± 10.7 for pre-meal Humalog® Mix 75/25 treatment (p < 0.001). The percentage of readings within the 70-180 mg/dl target range was 46.2 ± 7.6% for post-meal BIOD-531 treatment compared to 20.6 ± 5.9% for pre-meal Humalog® Mix 75/25 treatment (p=0.003) and 29.1 ± 6.1% for pre-meal Humulin® R U-500 treatment (p=0.040).

•Mean visual analog scores and absolute severity scores were low for all participants, suggesting excellent injection site tolerability. There were no statistically significant differences in 100 mm visual analog scores among the treatment groups.

BIOD-531 is the subject of ongoing Study 3-151, a Phase 2a clinical trial comparing BIOD-531 to the marketed products Humalog® Mix 75/25 and Humulin® R U-500 in diabetes patients who use greater than 150 units of insulin per day or greater than 100 units of insulin at a single dosing session. During each visit, subjects in the clinical trial will receive three standardized meals and two doses of the study drug, one dose with breakfast and the other dose with dinner. Blood glucose levels will be measured over a period of 24 hours. Furthermore, we are making preparations to initiate Study 3-250, a parallel group study in patients with Type 2 diabetes who use > 50 units of insulin per day comparing BIOD-531 to Humalog® Mix 75/25 over a six-month treatment period. We expect to initiate Study 3-250 in the first half of calendar year 2015, provided that we are successful in our other development activities for BIOD-531.

In addition to BIOD-531, we continue to develop ultra-rapid-acting insulin analog-based formulations, using our proprietary excipients in combination with either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

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

If approved, our GEM product candidate would face significant competition. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as a potentially competitive auto-injector device being developed by Enject Corporation that integrates glucagon powder and a diluent into a dual-chamber cartridge within that device. Xeris Corporation, or Xeris, is developing glucagon formulations that are stabilized using non-aqueous solvents to suppress glucagon fibrillation. At the 2014 Annual Meeting of the American Diabetes Association, Xeris presented data from a Phase 2, double-blind, crossover, comparative pharmacology study in healthy non-diabetic volunteers in which the Xeris candidate formulation demonstrated pharmacodynamic bioequivalence to a marketed comparator (although the pharmacokinetic profiles of the 2 glucagon formulations were significantly different). In addition, other companies with expertise in protein stabilization, including Latitude Pharmaceuticals, have announced that they have developed a stable glucagon formulation using FDA-approved injectable ingredients. We believe that an intranasal formulation of glucagon is being studied in one or more clinical trials, as is a glucagon formulation delivered intra-dermally by a micro needle patch. All of these programs utilize the same active pharmaceutical ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly, Novo Nordisk and Zealand Pharma A/S, a pharmaceutical company based in Denmark, may be developing glucagon analogs, which may also offer advantages over our stable glucagon presentations.

If approved, the primary competition for our BIOD-123 ultra-rapid-acting insulin product candidate will be rapid-acting mealtime injectable insulins. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. These rapid-acting insulin analogs provide improvement over "regular" mealtime insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates should any be approved.

In addition, other development stage insulin formulations may be approved and compete with BIOD-123. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and is studying candidate formulations in Phase 3 clinical trials. A French biotechnology company, Adocia Inc., announced positive preliminary results in September 2014 from a Phase 2a dose response clinical trial evaluating an "ultra-fast" formulation of insulin lispro. Furthermore, the company announced plans to develop a concentrated formulation of insulin lispro using its absorption enhancing technologies.

Our concentrated ultra-rapid acting insulin product candidate, BIOD-531, if approved, would face significant competition from insulin formulations currently on the market and, potentially, from development stage insulin formulations and other treatment systems. Humulin® R U-500 is commonly used to treat diabetes patients with severe insulin resistance, and pre-mixed insulins, such as Humalog® Mix 75/25, is commonly used to treat diabetes patients and lesser degrees of insulin resistance. Newer combination products may also compete with BIOD-531. For example, a combination of insulin degludec, an ultra-long-acting basal insulin developed by Novo Nordisk, and NovoLog® is approved in Europe and may be approved in the United States within the next few years. Also, combinations of basal insulin and GLP-1 analogs have either been approved or are in later stages of development; these products are believed to offer some measure of postprandial glucose control in addition to the control offered by a basal insulin. Furthermore, Thermalin Diabetes, LLC, has announced plans to develop a novel concentrated insulin-analog based formulation with fast absorption.

Several companies are also developing or marketing alternative insulin systems for diabetes, including Afrezza® an inhalable mealtime insulin product from MannKind Corporation, which was approved by the FDA in July 2014. In September 2014 MannKind Corporation announced the closing of a worldwide exclusive collaboration and licensing agreement with Sanofi for the development and commercialization of Afrezza® for adults with Type 1 and Type 2 diabetes. An inhaled insulin could reduce the overall market for injectable mealtime insulin.

Intellectual Property and Proprietary Technology

The technologies for our ultra-rapid-acting insulin formulations have been developed exclusively by our employees, without input from third parties.

In October 2007 the United States Patent and Trademark Office issued U.S. Patent No. 7,279,457 encompassing our ultra-rapid-acting insulin formulations. If all maintenance fees are paid, the patent will expire no earlier than January 2026. In addition, a related European Patent, EP 1 740 154, was granted in June 2009 and expires in March 2025 in the designated countries if all annuity fees are paid. Two additional European applications on this technology, EP2 319 500 and EP2 106 790, have been issued and, in October 2014, were successfully defended in a third party opposition before the Opposition Division of the European Patent Office. Related applications have been granted in Australia, Canada and Japan. Additional applications with claims directed to formulations containing insulin, insulin derivatives or analogs are currently pending in the U.S. and foreign patent offices.

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

We have terminated an earlier supply agreement with N.V. Organon (subsequently acquired by Amphastar Pharmaceuticals, Inc., a specialty pharmaceutical development and manufacturing company), under which we have purchased the RHI we have used to formulate all of our RHI-based product candidates, including BIOD-123 and BIOD-531. We intend to use existing supplies of RHI to support the further development BIOD-531, as well as enter into one or more development stage RHI supply agreements, as necessary.

With regard to our insulin analog-based formulations, we have entered into an agreement with a pharmaceutical company to acquire a limited supply of an insulin analog for use as the active pharmaceutical ingredient in our proprietary formulations. In addition, we have conducted some development work and clinical trials of our insulin analog-based formulations by combining our proprietary excipients with a marketed presentation of an insulin analog.

We have entered into a commercial supply agreement with Bachem AG, a Swiss corporation, for the supply of all of the glucagon we will need for the testing and manufacturing of our GEM product candidate. The initial term of our agreement with Bachem AG will expire in July 2017. We believe that the quantities of glucagon that we have rights to acquire under this agreement will be sufficient to allow us to complete our current and anticipated future clinical trials of our glucagon rescue product candidates and to support the commercial launch of our GEM product candidate.

We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to a proprietary device platform of dual-chamber devices for use with glucagon. Under the terms of the agreement, Unilife will develop and be the sole supplier of the device intended for use with our dual-chamber glucagon rescue product candidate. Additionally, Unilife is responsible for delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA. The initial term of our agreement with Unilife Medical Solutions, Inc. will expire in 2028.

We have entered into manufacturing agreement with Cangene bioPharma Inc., doing business as Emergent BioSolutions, or Emergent, under which Emergent will fill and finish the GEM device, using lyophilized glucagon and an aqueous diluent. During the term of the agreement following validation of the manufacturing process, we are required to purchase, and Emergent is obligated to deliver to us, one manufactured lot of the GEM device every quarter. We would expect to reserve and commit to additional manufacturing capacity with Emergent following the commercial launch of our GEM product candidate, if successful. Either party may terminate the agreement without cause upon thirty-six months prior written notice.

Sales and Marketing

We currently have no sales and marketing capabilities and no distribution capabilities. Our current strategy is to selectively enter into collaboration agreements with leading pharmaceutical or biotechnology companies for the commercialization of our product candidates.

Employees

At November 30, 2014 we had 30 full time-employees who perform services for us on a regular basis. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2014:

Name	Age	Position
Dr. Errol B. De Souza	61	President and Chief Executive Officer
Gary G. Gemignani	49	Chief Financial Officer
Dr. Alan S. Krasner	51	Chief Medical Officer
Paul S. Bavier	42	General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development

Dr. Errol De Souza joined our management and board of directors in March 2010. Dr. De Souza has over two decades of experience in the biopharmaceutical industry. From March 2009 until March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a privately held biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president, chief executive officer and a director of Synaptic Pharmaceuticals Corporation, a publicly traded biopharmaceutical company that was acquired by H. Lundbeck A/S in March 2003. Dr. De Souza is a member of the board of directors of each of the following publicly traded companies: Bionomics Ltd. and Targacept, Inc. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he completed his postdoctoral fellowship in neuroscience at The Johns Hopkins University School of Medicine.

Mr. Gary Gemignani joined our company in September 2014. He has over 25 years of experience in accounting, strategic planning and financing in the life sciences industry and has held senior leadership and management roles at Novartis, Prudential Financial, Wyeth and Arthur Andersen. Mr. Gemignani was most recently with Champions Oncology where he served as Chief Financial Officer and Executive Vice President from 2011 to 2013, with responsibility for raising capital, investor relations and all financial operations. From 2010 to 2011, Mr. Gemignani was the Executive Vice President, Chief Operating Officer and Chief Financial Officer for Coronado Biosciences Inc., responsible for financial operations, strategic planning and business development activities. He also served as the Executive Vice President, Chief Operating Officer and Chief Financial officer of Gentium S.P.A from 2006 to 2010. Mr. Gemignani received a Bachelor's Degree in Accounting from St. Peter's College.

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

Mr. Paul Bavier is our General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development. From December 2013 to November 2014, he served as our General Counsel, Chief Compliance Officer and Secretary. Mr. Bavier served as our General Counsel and Secretary from 2008 to 2013, and as our Deputy General Counsel from 2007 to 2008. Prior to joining Biodel, Mr. Bavier was the Assistant General Counsel at Gerber Scientific, Inc., a publicly held integrated automation equipment and software company with global operations. He also served as Associate Counsel in the corporate law group of The Hartford Financial Services Group, Inc. Mr. Bavier began his legal career as an associate in the corporate law department of Ropes & Gray LLP in Boston. He holds a B.A. from Middlebury College and a J.D. from the University of Michigan Law School.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $14.1 million for the fiscal year ended September 30, 2014. As of September 30, 2014, we had a deficit accumulated since inception of approximately $229.6 million. We have invested a significant portion of our efforts and financial resources in the development of our RHI- and insulin analog-based ultra-rapid-acting insulin product candidates, including BIOD-123, BIOD-531, BIOD-238, BIOD-250, and our prior Linjeta™ formulation. More recently, we have begun to invest an increasing portion of our efforts and financial resources in the development of our GEM product candidate.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•conduct the development work necessary to finalize the formulation and design of our GEM product candidate and undertake manufacturing activities in support our earlier stage clinical trials with that product candidate;

•produce registration batches of our GEM product candidate to support the submission of an NDA with the FDA;

•conduct later stage clinical trials with our GEM product candidate, including at least one pivotal clinical trial required for FDA approval of an NDA, and commence targeted commercialization activities;

•conduct clinical trials with our BIOD-531 product candidate, including a planned Phase 2, parallel group study in patients with Type 2 diabetes over a six-month treatment period;

•conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of GEM device and one or more insulin injection devices intended for use with BIOD-531; and

•purchase active pharmaceutical ingredients and other materials in support of our product candidates.

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

We are a development stage company with no commercial products. All of our product candidates are in early stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting insulin formulation or a glucagon rescue presentation, we would need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the third calendar quarter of 2015. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM product candidate and our BIOD-531 product candidate;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA for that candidate;

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them, including Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA;

•the success of our formulation development work to improve the stability of our newer ultra-and rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

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

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form and in the quantities we may require;

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of September 30, 2014 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring and expected continuing future losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. While we have access to certain amounts of financing through our At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co., LLC, or MLV, and our stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, there are certain factors, such as volume of trading in our common stock, our stock price and the ability to terminate the agreement with notice, which limit the amount that can be raised in a short period of time through our agreement with LPC. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, as a relatively new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to the Development and Commercialization of Our Product Candidates

We have depended heavily on the success of our ultra-rapid-acting mealtime insulin development program.

We have invested a significant portion of our efforts and financial resources in the development of our ultra-rapid-acting insulin product candidates. The FDA concluded that the results from our completed pivotal Phase 3 clinical trials of Linjeta™ were not sufficient to obtain marketing approval for the Linjeta™ formulation. We therefore chose to study newer formulations in earlier stage clinical trials. Clinical trials of our first two new RHI-based formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. If we are not able to develop alternative RHI- or insulin-analog based formulations with desirable pharmacokinetic, pharmacodynamic, stability and injection site toleration characteristics, or experience significant delays in doing so, then our business may be materially harmed. For example, while BIOD-531, our lead candidate for a concentrated ultra-rapid-acting RHI-based formulation, demonstrated pharmacokinetic, pharmacodynamic and injection site toleration characteristics consistent with our target product profile in two earlier stage, single-dose, clinical trials, we have not studied BIOD-531 in multi-dose outpatient clinical trials.

The results of our earlier stage clinical trials may not be predictive of results we may generate in later stage clinical trials, which may be more representative of the product candidate's intended use as a long-term therapy. Additionally, we have manufactured a limited number of larger-scale batches of BIOD-531 from which to generate real-time stability data.

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

Our development of a glucagon rescue product candidate may not be successful; we have limited experience with developing drug-device combination products and rely heavily on the performance of third parties collaborators and consultants.

Our experience with the manufacture, testing and analysis of pharmaceutical preparations of glucagon in preclinical studies is limited, and we have not yet concluded any clinical trials using glucagon as an active pharmaceutical ingredient. Additionally, we have never prepared or submitted an NDA to the FDA for a drug-device combination product, such as our GEM product candidate, and we therefore rely heavily on the expertise of third-party collaborators and consultants, such as Unilife, which is responsible for the design and the development phase manufacturing of the GEM device, as well as for the device-specific portions of any NDA we may submit to the FDA. If we, or our consultants and collaborators, do not adequately anticipate or address technical and regulatory challenges that we may face in the development of our GEM product candidate, our business may be significantly harmed. For example, we have recently experienced delays in the development work for our GEM product candidate due to the inability of Unilife to produce registration lots of the final device according to previously projected timelines. As a result, our plans to submit an NDA for our GEM product candidate have been delayed, and we now anticipate filing an NDA for our GEM product candidate in the first half of calendar year 2016.

The results of preclinical testing and clinical trials do not ensure success in future clinical trials or commercial success.

We have completed and released the results of our two pivotal Phase 3 clinical trials of Linjeta™. We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently advanced alternate formulations, including BIOD-105, BIOD-107, BIOD-123, BIOD-125, BIOD-238, BIOD-250 and BIOD-531into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of our product candidates may not be predictive of the success of future clinical. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our product candidates will ultimately be successful. New information regarding the safety, efficacy, toleration and stability may arise that may be less favorable than the data observed to date.

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

•establishing that, with regard to our ultra-rapid-acting insulin formulations, the formulations are well-tolerated in chronic use;

•establishing that, with regard to our GEM product candidate, the commercial presentation can be administered effectively by patient caregivers with limited or no training;

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials for ultra rapid acting insulin or GEM product candidates could occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Our ultra-rapid-acting insulin formulations have not yet been shown to be clinically superior to existing rapid-acting insulin analogs or other marketed comparators, such as Humulin® R U-500 and Humalog® Mix 75/25. It may be difficult for us to demonstrate superiority in the future because we anticipate that the primary endpoint of any pivotal clinical trial that we might conduct with an ultra-rapid-acting insulin product candidate would be non-inferiority to the comparator drug product. In addition, we are aware of other companies with expertise in protein stabilization that are developing liquid presentations of stable glucagon. If these formulations are presented in devices that are easier to use than our GEM device, our GEM product candidate, even if approved by the FDA, may not achieve commercial success.

The successful development of our product candidates may depend upon our ability to collaborate with or license technology from third parties.

BIOD-531 is at an early stage of development. In order for us to meet our projected milestones for this program, we must obtain a reliable source of active pharmaceutical ingredient and other related materials and supplies, including insulin injection devices or syringes that may be unique to BIOD-531 and its insulin concentration. In addition, with regard to our GEM product candidate, we are dependent upon proprietary licenses and supply arrangements we have with third parties, such as Unilife, which is responsible for designing and manufacturing the GEM device, as well as delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA. If we are unable to establish or maintain these licenses and supply arrangements, our efforts to commercialize our product candidates may be materially harmed.

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

Our future revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of any approved product candidates from governmental and other third-party payors, both in the United States and in other markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

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

If approved, our GEM product candidate would face significant competition. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several glucagon rescue product candidates in early stage development, such as a potentially competitive auto-injector device being developed by Enject Corporation that integrates glucagon powder and a diluent into a dual-chamber cartridge within that device. Xeris Corporation, or Xeris, is developing glucagon formulations that are stabilized using non-aqueous solvents to suppress glucagon fibrillation. At the 2014 Annual Meeting of the American Diabetes Association, Xeris presented data from a Phase 2, double-blind, crossover, comparative pharmacology study in healthy non-diabetic volunteers in which the Xeris candidate formulation demonstrated pharmacodynamic bioequivalence to a marketed comparator (although the pharmacokinetic profiles of the 2 glucagon formulations were significantly different). In addition, other companies with expertise in protein stabilization, including Latitude Pharmaceuticals, have announced that they have developed a stable glucagon formulation using FDA-approved injectable ingredients. We believe that an intranasal formulation of glucagon is being studied in one or more clinical trials, as is a glucagon formulation delivered intra-dermally by a micro needle patch. All of these programs utilize the same active pharmaceutical ingredient as the stable glucagon presentations that we are developing and offer, or may offer, presentations allowing for room temperature storage. In addition, Eli Lilly, Novo Nordisk and Zealand Pharma A/S, a pharmaceutical company based in Denmark, may be developing glucagon analogs, which may also offer advantages over our stable glucagon presentations.

If approved, the primary competition for our BIOD-123 ultra-rapid-acting insulin product candidate will be rapid-acting mealtime injectable insulins. There are several approved injectable rapid-acting mealtime insulin analogs currently on the market including Humalog®, marketed by Eli Lilly and Company, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. These rapid-acting insulin analogs provide improvement over "regular" mealtime insulin, including faster subcutaneous absorption, an earlier and greater insulin peak and more rapid post-peak decrease. Both Humalog® and NovoLog® have limited remaining patent protection in the United States and Europe. The possible introduction of lower priced brands or substitutable generic versions of these products could negatively impact the revenue potential of our ultra-rapid-acting product candidates should any be approved.

In addition, other development stage insulin formulations may be approved and compete with BIOD-123. Halozyme Therapeutics, Inc. has conducted a Phase 1 and multiple Phase 2 clinical trials of RHI, lispro (the insulin analog in Humalog®) and aspart (the insulin analog in NovoLog®) in combination with a recombinant human hyaluronidase enzyme and has reported that in each case the combination yielded pharmacokinetics and glucodynamics that better mimicked physiologic mealtime insulin release and activity than RHI, Humalog® or NovoLog® alone. Novo Nordisk has initiated clinical development of an insulin analog intended to provide faster onset of action than the currently available rapid-acting insulin analogs and is studying candidate formulations in Phase 3 clinical trials. A French biotechnology company, Adocia Inc., announced positive preliminary results in September 2014 from a Phase 2a dose response clinical trial evaluating an "ultra-fast" formulation of insulin lispro. Furthermore, the company announced plans to develop a concentrated formulation of insulin lispro using its absorption enhancing technologies.

Our concentrated ultra-rapid acting insulin product candidate, BIOD-531, if approved, would face significant competition from insulin formulations currently on the market and, potentially, from development stage insulin formulations and other treatment systems. Humulin® R U-500 is commonly used to treat diabetes patients with severe insulin resistance, and pre-mixed insulins, such as Humalog® Mix 75/25, is commonly used to treat diabetes patients and lesser degrees of insulin resistance. Newer combination products may also compete with BIOD-531. For example, a combination of insulin degludec, an ultra-long-acting basal insulin developed by Novo Nordisk, and NovoLog® is approved in Europe and may be approved in the United States within the next few years. Also, combinations of basal insulin and GLP-1 analogs have either been approved or are in later stages of development; these products are believed to offer some measure of postprandial glucose control in addition to the control offered by a basal insulin. Furthermore, Thermalin Diabetes, LLC, has announced plans to develop a novel concentrated insulin-analog based formulation with fast absorption.

Several companies are also developing or marketing alternative insulin systems for diabetes, including Afrezza® an inhalable mealtime insulin product from MannKind Corporation, which was approved by the FDA in July 2014. In September 2014 MannKind Corporation announced the closing of a worldwide exclusive collaboration and licensing agreement with Sanofi for the development and commercialization of Afrezza® for adults with Type 1 and Type 2 diabetes. An inhaled insulin could reduce the overall market for injectable mealtime insulin.

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

We do not currently own or operate manufacturing facilities for commercial production of our product candidates. We have limited experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our current strategy is to outsource to third parties all of the manufacturing required for our product candidates, including the component parts of the GEM device and activities associated with assembling, filling, finishing and packaging that device.

Under our customization and commercial supply agreement with Unilife, Unilife will develop and be the sole supplier of the GEM device. Additionally, Unilife is responsible for delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA. The initial term of our agreement with Unilife will expire in 2028.

We have entered into a manufacturing agreement with Emergent, under which Emergent will fill and finish the GEM device, using lyophilized glucagon and an aqueous diluent. During the term of our agreement with Emergent following validation of the manufacturing process, we are required to purchase, and Emergent is obligated to deliver to us, one manufactured lot of the GEM device every quarter. However, we would likely require additional manufacturing capacity in order for any commercial launch of our GEM product candidate to be successful.

With regard to our ultra-rapid-acting insulin formulations, including BIOD-531, we have recently relied on the University of Iowa for manufacturing services. We do not have any commercial manufacturing agreements in place with third parties to support these product candidates.

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

The success of certain of our product candidates is likely to depend heavily on the design of the devices being used for the administration of our pharmaceutical preparations. For example, the GEM device, which is based on an existing technology platform developed by Unilife Corporation, is being customized by Unilife for use in an emergency situation. We do not have internal engineering expertise relating to medical devices, and we therefore rely on Unilife to provide such expertise. If our collaboration with Unilife is not successful in this regard, our program to develop our GEM product candidate will be materially harmed. Additionally, in order to maximize the commercial potential of our ultra-rapid-acting insulin product candidates, we will likely depend on one or more manufacturers of insulin pen injection devices or syringes to supply us with a commercially acceptable device. To date, we have not entered into any agreements for the supply of insulin pen injection devices or syringes, and we cannot assure you that any such devices will be available on terms that will be acceptable to us, if at all.

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

If our suppliers of active pharmaceutical ingredients and other production materials fail to deliver materials and provide services needed for the production of our product candidates in a timely and sufficient manner, or if they fail to comply with applicable regulations, clinical development or regulatory approval of our product candidates, commercialization of our products could be delayed, producing additional losses and depriving us of potential product revenue.

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

We have entered into a commercial supply agreement with Bachem AG for the supply of all of the glucagon we will need for the testing and manufacturing of our GEM product candidate. The initial term of our agreement with Bachem AG will expire in July 2017. We believe that the quantities of glucagon that we have rights to acquire under this agreement will be sufficient to allow us to complete our current and anticipated future clinical trials of our GEM product candidate and to support any commercial launch of the product candidate.

We have terminated an earlier supply agreement with N.V. Organon (subsequently acquired by Amphastar Pharmaceuticals, Inc., a specialty pharmaceutical development and manufacturing company), under which we have purchased the RHI we have used to formulate all of our RHI-based product candidates. We intend to use existing supplies of RHI to support the further development of BIOD-531, as well as enter into one or more development stage RHI supply agreements, as necessary. We do not have any plans, however, to commit to quantities of RHI that may be required to support the commercial launch of one or more of our RHI-based product candidates.

If we are unable to procure sufficient quantities of glucagon or insulin from our current or any future supplier, if supply of RHI, glucagon and other materials otherwise becomes limited, or if our suppliers do not meet relevant regulatory requirements, and if we were unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, we could be delayed in the manufacturing and possible commercialization of our product candidates, which may have a material adverse effect on our business. We would incur substantial costs and manufacturing delays if our suppliers are unable to provide us with products or services approved by the FDA or other regulatory agencies.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may be subject to certain opposition proceedings conducted in patent and trademark offices challenging the validity of our patents and may become involved in future opposition proceedings challenging the patents of others. For example, in late July 2013, a third party initiated administrative proceedings to oppose two of our more recent patents that have been granted by the European Patent Office in connection with our ultra-rapid-acting insulin formulations. While we were successful in defending the opposition before the Opposition Division of the European Patent Office in October 2014, the decision in those proceedings is subject to appeal. The defense of intellectual property rights, including patent rights, through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

In March 2010, the President signed into law legislation creating an abbreviated pathway for approval under the Public Health Service, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. This legislation also expanded the definition of biological product to include proteins such as insulin. The new law contains transitional provisions governing protein products such as insulin that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act and might require that Biodel's product be approved under the PHS Act rather than in a 505(b)(2) NDA. We would be unlikely to pursue approval of our product candidates if we were required to seek approval under the PHS Act rather than in a 505(b)(2) NDA.

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

We are highly dependent on Errol De Souza, our President and Chief Executive Officer, Gary Gemignani, our Chief Financial Officer and Dr. Alan Krasner, our Chief Medical Officer. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees.

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

If our development and commercialization plans for any of our product candidates are successful, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical trials management, and regulatory affairs. To manage our possible future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Because our stock price is volatile, purchasers of our common stock could incur substantial losses.

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

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Capital appreciation, if any, of our common stock will be investors' sole source of gain for the foreseeable future.

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 29,300 square feet of office space and laboratory facilities in Danbury, Connecticut. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 19,500 square feet of rentable office space. The lease for our corporate headquarters expires in July, 2019. Our laboratory facilities are located at 6 and 8 Christopher Columbus Avenue, Danbury, Connecticut, in approximately 7,200 and 2,600 square feet of rentable laboratory and office space, respectively. The leases for our facilities at 6 and 8 Christopher Columbus expire in January 2016.

ITEM 3. LEGAL PROCEEDINGS

In July 2013, a third party initiated administrative proceedings in Munich, Germany before the European Patent Office to oppose two of our patents that have been granted in connection with our ultra-rapid-acting insulin formulations—EP 2 319 500 and EP2 106 790. The opponent was listed as Dr. Armin K. Bohmann. The opponent requested that the patents be revoked, alleging that the subject matter was not patentable, the inventions were not adequately disclosed and the subject matter extended beyond the subject of the applications. In an October 2014 ruling that may be subject to appeal, the Opposition Division of the European Patent Office found that all claims of both patents are novel and inventive.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

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

Fiscal Quarter Ended	High	Low
December 31, 2012	$2.98	$2.13
March 31, 2013	$2.97	$2.29
June 30, 2013	$5.11	$2.48
September 30, 2013	$6.08	$3.05
December 31, 2013	$3.23	$1.93
March 31, 2014	$3.71	$2.23
June 30, 2014	$2.94	$1.97
September 30, 2014	$2.21	$1.61

Holders

As of November 28, 2014, the number of holders of record of our common stock was 33.

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

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our formulation technologies to existing drugs in order to improve their therapeutic profiles. Our glucagon formulations and presentations are designed to be stable at room temperature and are intended for use by caregivers with little to no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia. Our proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" insulin formulations.

Our lead product candidate is a glucagon emergency management, or GEM, device that is intended to treat diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. GEM is comprised of lyophilized glucagon and an aqueous diluent in a proprietary injection device from Unilife Medical Solutions, Inc., or Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. We have designed the GEM device with the goal of optimizing its ease of use for patient caregivers in an emergency.

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have initiated a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device, in the fourth calendar quarter of 2014. If the Phase 1 clinical trial is successful, we intend to complete the pivotal trial for our GEM product candidate by the end of calendar year 2015 and submit a New Drug Application, or NDA, to the FDA in calendar year 2016.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was evaluated in a Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. Similarly, we have developed BIOD-531, a concentrated ultra-rapid-acting insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for an insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we are using our proprietary excipients to develop analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our June 2013 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co. LLC, or MLV, and our stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, and we may issue shares of our common stock pursuant to these agreements in the future. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $14.1 million for the year ended September 30, 2014. As of September 30, 2014 we had an accumulated deficit of $229.6 million.

As of September 30, 2014 we had approximately $24.6 million in cash and cash equivalents compared to $39.8 million in cash and cash equivalents as of September 30, 2013. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the third calendar quarter of 2015. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting insulin formulations and our glucagon formulations and presentations. We also expect to conduct a pivotal clinical trial in support of an NDA for our GEM product candidate. We anticipate that our research and development expenses for the fiscal year ending September 30, 2015 will increase as compared to the fiscal year ended September 30, 2014, as we continue to:

•conduct the development work necessary to finalize the formulation and design of our GEM product candidate and undertake manufacturing activities in support of clinical trials with that product candidate;

•produce validation and registration batches of our GEM product candidate to support the submission of an NDA with the FDA;

•conduct clinical trials with our GEM product candidate, including at least one pivotal clinical trial required for FDA approval of an NDA;

•conduct clinical trials with our BIOD-531 product candidate, including a planned Phase 2, parallel group study in patients with Type 2 diabetes over a six-month treatment period;

•conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of our GEM device and one or more insulin injection devices intended for use with BIOD-531; and

•purchase active pharmaceutical ingredients and other materials consistent in support of our product candidates.

Over the longer term, we anticipate that these expenses will increase further as we:

•prepare and file an NDA for our GEM product candidate; and

•conduct later stage clinical trials of BIOD-531, including, potentially, pivotal clinical trials required for FDA approval of an NDA.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs. A substantial majority of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 award is intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award is for two years and totals $582 thousand. The September 2012 award is intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award is for two years and totals $583 thousand. As of September 30, 2014, all grant income was earned and recorded.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Year Ended September 30, 2014
	2013	2014
	(In thousands)

Preclinical expenses	$4,640	$4,734
Manufacturing expenses	2,428	3,403
Clinical/regulatory expenses	7,228	6,057
Total	$14,296	$14,194

The following table illustrates, for each period presented, our research and development costs by project.

	Year Ended September 30, 2014
	2013	2014
	(In thousands)
Ultra-rapid-acting insulin formulations:
RHI-based	$5,390	$442
Insulin analog-based	1,694	1,377
Stable Glucagon	1,848	5,569
Concentrated RHI-based formulations	1,181	3,715
Other	4,183	3,091
Total	$14,296	$14,194

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM product candidate and our BIOD-531 product candidate;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA for that candidate;

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them, including Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA;

•the success of our formulation development work to improve the stability of our newer ultra-and rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

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

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form and in the quantities we may require;

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization of one or more product candidates;

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

We anticipate that our general and administrative expenses in the fiscal year ending September 30, 2015 will remain substantially the same as in the fiscal year ended September 30, 2014 as we continue to focus our efforts on product formulation activities and begin advancing our product candidates into later stage clinical trials, including Phase 3 pivotal trials. Over the longer term, however, these expenses could increase as we prepare to file an NDA in support of our GEM product candidate and, possibly, commence pre-commercialization activities.

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

We use the Black-Scholes valuation model to estimate the fair value of the warrants. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Using this model, we recorded an initial warrant liability of $4.8 million for the 2012 warrants and $9.4 million for the 2011 warrants, in each case as of the initial warrant issuance date. The significant assumptions for the model used for the 2012 warrants were remaining terms of the warrants, the common stock price of $3.15 per share, the warrant exercise price of $2.66 per share, a risk-free interest rate of 0.63% and an expected volatility rate of 82%. The significant assumptions for the model used for the 2011 warrants were remaining terms of the warrants, the common stock price of $3.15 per share, the warrant exercise price of $9.92 per share, a risk-free interest rate of 0.63% and an expected volatility rate of 77%. The liability for both the 2012 and 2011 warrants is revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption "Adjustments to fair value of common stock warrant liability."

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control, subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy in fiscal year ending September 30, 2015.

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

•fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•professional service fees.

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that we will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. We request cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulations and a stable glucagon formulation, respectively, for use in an artificial pancreas. Both awards were for two years and totaled approximately $580 thousand each. Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred were $167 thousand during the twelve months ended September 30, 2014. Work on the grant for the development of novel and stable glucagon formulations for closed loop systems started in January 2013 and completed in June 2014. Expenses incurred were $364 thousand during the twelve months ended September 30, 2014. As of September 30, 2014, all grant income was earned and recorded.

Share-Based Compensation

Stock Incentive Plan

In March 2013, our stockholders approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2014, we had 2,643,523shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. We have not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

For the year ended September 30, 2014, the share-based compensation expense, including expenses associated with stock options and RSUs, was $0.8 million, of which $0.3 million is reflected in research and development expenses and $0.5 million is reflected in general and administrative expenses. For the year ended September 30, 2013, the share-based compensation expense, including expenses associated with stock options and RSUs, was $1.5 million, of which $0.7 million is reflected in research and development expenses and $0.8 million is reflected in general and administrative expenses.

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

At September 30, 2013 and 2014, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $55.0 million and $62.4 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2014, we had net operating loss carry-forwards of approximately $71.9 million for U.S. federal and $126.5 million for state tax purposes. These loss carry-forwards expire between 2024 and 2034. To the extent these net operating loss carry-forwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on a Section 382 analysis review, we determined that an ownership change under Section 382 occurred on May 12, 2011. We also completed an additional study of the impact of Section 382 limitation on future payments in November 2013 and determined that there were no additional limitations on the Company's existing NOLs.

We believe that approximately $55.9 million of the $127.8 million federal losses will expire unused as a result of Section 382 limitations. The maximum annual limitation under Section 382 is approximately $2.5 million for 20 years. To the extent our use of net operating loss carry-forwards is limited, future income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could result in decreased net income.

We also have state research and development credit carry-forwards of approximately $0.3 million, which expire commencing in fiscal 2022.

Results of Operations

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Revenue. We did not recognize any revenue during the years ended September 30, 2014 or 2013.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2013	2014	$	%
	In thousands, except per share amounts
Research and Development	$14,296	$14,194	$102	0.7%
Percentage of net loss	73.9%	100.4%

Research and development expenses were $14.2 million for the year ended September 30, 2014, a decrease of $0.1 million, or approximately 0.7%, from $14.3 million for the year ended September 30, 2013. This decrease was primarily attributable to decreases of $1.0 million in external expenses associated with our clinical trials, $0.6 million in personnel and stock-based compensation expenses, and $0.1 million in consulting fees, offset by an increase of $1.6 million in expenses associated with payments to Unilife and other external contract manufacturers for the development of our GEM product candidate.

Research and development expenses for the years ended September 30, 2014 and 2013 include $0.3 million and $0.7 million, respectively, in stock-based compensation expense related to options granted to employees.

In July and September 2012, we received two National Institutes of Health awards for the development of concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award was intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award was for two years and totaled $582 thousand. The September 2012 award was intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award was for two years and totaled $583 thousand. For the year ended September 30, 2014, we reported $167 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and $364 thousand for the glucagon formulation work.

For the year ended September 30, 2013, we reported $327 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and $219 thousand for the glucagon formulation work.

General and Administrative Expenses.

	Year Ended September 30,		Decrease
	2013	2014	$	%
	In thousands, except per share amounts
General and Administrative	$6,843	$5,598	$1,245	18.2%
Percentage of net loss	35.4%	39.6%

General and administrative expenses were $5.6 million for the year ended September 30, 2014, a decrease of $1.2 million, or 18.2%, from $6.8 million for the year ended September 30, 2013. This decrease is primarily attributable to a decrease in personnel and stock-based compensation expenses of $1.1 million.

General and administrative expenses for the years ended September 30, 2014 and 2013 include $0.5 million and $0.8 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Decrease
	2013	2014	$	%
	In thousands, except per share amounts
Interest and Other Income	$56	$49	$7	12.5%
Percentage of net loss	0.29%	0.35%

Interest and other income decreased to $0.05 million for the year ended September 30, 2014, from $0.06 million for the year ended September 30, 2013. The decrease is primarily due to lower cash balances during the year.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Increase
	2013	2014	$	%
	In thousands, except per share amounts
Adjustments to fair value of common stock warrant liability
May 2011 Warrants	$(542)	$(1,143)	$(601)
June 2012 Warrants	(675)	(3,964)	(3,289)
Total	$(1,217)	$(5,107)	$3,890	319.6%
Percentage of net loss	62.9%	36.1%

The change in fair value of derivative instruments-warrants of $(1,217) during the year ended September 30, 2013 was primarily due to shorter terms and reduced volatility. The change in fair value of common stock warrant liability of $(5,107) during the year ended September 30, 2014 was primarily a result of the decrease in the price of the common stock from $3.15 per share at September 30, 2013 to $1.67 per share on September 30, 2014.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Decrease
	2013	2014	$	%
	In thousands, except per share amounts
Net loss	$(19,335)	$(14,131)	$5,204	26.9%

Net loss per share	$(1.24)	$(0.66)

Net loss was $14.1 million, or $(0.66) per share, for the year ended September 30, 2014, compared to $19.3 million, or $(1.24) per share, for the year ended September 30, 2013. The decrease in net loss was primarily due to an increase in adjustments to fair value of common stock warrant liability and a decrease in general and administrative expenses as noted above.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through aggregate gross proceeds of $26.6 million from our private financing transactions that we completed prior to our initial public offering. We received an aggregate of approximately $206 million from our initial public offering in May 2007, our follow-on offering in February 2008, our registered direct offerings in August 2010 and May 2011, our private placement in June 2012, our public offering in June 2013, our sales agreement with MLV, and purchase agreement with LPC.

At September 30, 2014, we had cash and cash equivalents totaling approximately $24.6 million. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines.

Net cash used in operating activities was $18.7 million for the year ended September 30, 2014, and $18.6 million for the year ended September 30, 2013. Net cash used in operating activities for the years ended September 30, 2014 and 2013 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in the fair value of the common stock-warrant liability.

Net cash used in investing activities was $0.05 million for the year ended September 30, 2014 and $0.1 million for the year ended September 30, 2013. Net cash used in investing activities for the years ended September 30, 2014, and 2013 reflects the purchase of property and equipment.

Net cash provided by financing activities was $3.6 million for the year ended September 30, 2014 and $19.4 million for the year ended September 30, 2013. Net cash provided by financing activities for the year ended September 30, 2014 primarily reflects proceeds from the sale our securities through our sales agreement with MLV, our purchase agreement with LPC, and through our employee stock purchase plan. Net cash provided by financing activities for the year ended September 30, 2013 primarily reflects proceeds from the sale of our securities in our underwritten public offering in June 2013 and through our employee stock purchase plan.

On July 25, 2014, we entered into the purchase agreement with LPC. Under the terms, and subject to the conditions of the purchase agreement, we have the right to sell to LPC, and LPC is obligated to purchase, up to $15 million in shares of our common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which we have filed with the SEC, was declared effective by the SEC and a final prospectus in connection therewith was filed. As of September 30, 2014 we sold an aggregate of 300,000 shares of common stock pursuant to this agreement and received proceeds, net of sales commissions, of $0.5 million.

In May 2013, we entered into the sales agreement with MLV, under which we may initially issue and sell up to $14 million in shares of our common stock from time to time through MLV as our sales agent. On July 2, 2014 we began selling shares pursuant to this agreement. As of September 30, 2014 we sold an aggregate of 1,564,821 shares of common stock pursuant to the sales agreement and received proceeds, net of sales commissions, of $3.0 million.

In June 2013, we completed an underwritten public offering of securities in which we issued 4,482,760 shares of our common stock at a price to the public of $4.35 per share. In July 2013 we issued 236,007 additional shares of common stock, at the public offering price of $4.35 per share, in connection with the underwriters' exercise of a portion of their over-allotment. We received net proceeds, after deducting underwriting fees and other offering expenses of approximately $19.2 million from this financing.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the third calendar quarter of 2015. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM product candidate and our BIOD-531 product candidate;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA for that candidate;

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them, including Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA;

•the success of our formulation development work to improve the stability of our newer ultra-and rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and injection site toleration characteristics associated with earlier formulations;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

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

•the ability of our contract manufacturing organizations or collaborators to produce our products in our final dosage form and in the quantities we may require;

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization of one or more product candidates;

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

We do not anticipate generating product revenue for the next few years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Other than our agreements with MLV and LPC, we do not currently have any commitments for future external funding.

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

Going Concern Consideration

Our consolidated financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring and expected continuing future losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. While we could sell an additional $9.2 million worth of common shares through the sales agreement with MLV or direct LPC to purchase up to $14 million worth of shares of common stock under our stock purchase agreement with LPC, there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Refer to page F-1 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2015 annual meeting of stockholders, or proxy statement, and the information included in the proxy statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Dr. Errol De Souza President and Chief Executive Officer Date: December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Errol De Souza	President and Chief Executive Officer (Principal Executive Officer), Director	December 19, 2014
Errol De Souza
/s/ Gary G. Gemignani	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2014
Gary G. Gemignani
/s/ Julia R. Brown	Director	December 19, 2014
Julia R. Brown
/s/ Barry H. Ginsberg	Director	December 19, 2014
Barry H. Ginsberg
/s/ Ira W. Lieberman	Director	December 19, 2014
Ira W. Lieberman
/s/ Daniel Lorber	Director	December 19, 2014
Daniel Lorber
/s/ Brian J.G. Pereira	Director	December 19, 2014
Brian J.G. Pereira
/s/ Davey S. Scoon	Director	December 19, 2014
Davey S. Scoon

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on May 19, 2011).
3.3	Certificate of Amendment to Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2012).
3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K filed on June 27, 2012).
3.5	Certificate of Amendment of Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on December 21, 2012).
3.6	Registrant's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
4.2	Form of Warrant to Purchase Shares of Common Stock issued in the Registrant's May 2011 registered direct offering (Incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on May 13, 2011).
4.3	Form of Warrant issued in the Registrant's June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
10.1*	2010 Stock Incentive Plan, as amended March 8, 2012 (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on January 26, 2012).
10.2*	2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3*	2010 Non Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4*	2010 Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5*	Form of Indemnification Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.6*	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.7*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).

Exhibit Number	Description of Document
10.8*	2005 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.9*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2010).
10.10*	Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.11*	Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.12	Commercial Lease, dated February 2, 2004, by and between the Registrant and Mulvaney Properties, LLC and an amendment thereto dated September 29, 2006 (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.13	Commercial Lease, dated October 19, 2006, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.14	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.15	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.16	Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.17	Lease Amendment, dated October 1, 2007, to Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2007).
10.18	Option to Renew, dated as of November 6, 2013, to Commercial Lease, dated as of July 23, 2007, as amended, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.19*	Offer Letter, dated November 12, 2007, by and between the Registrant and Gerard J. Michel (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 14, 2007).
10.20*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).

Exhibit Number	Description of Document
10.21*	Form of Option Agreement for 2005 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).
10.22	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between the Registrant and MLV & Co. LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2013).
10.23	Underwriting Agreement, dated June 19, 2013, among the Registrant and the several Underwriters named therein (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2013).
10.24	Purchase Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 28, 2014).
10.25	Registration Rights Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 28, 2014).
10.26*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 27, 2014).
10.27†	License Agreement, effective as of June 8, 2012, between Aegis Therapeutics, LLC and the Registrant (Incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2012).
10.28†	Commercial Supply Agreement for Glucagon, dated July 17, 2012, among Bachem Americas, Inc., Bachem AG and the Registrant (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.29†	Customization and Commercial Supply Agreement, effective April 8, 2013, between Unilife Medical Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.30	Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit Number	Description of Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

____________

†  Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††  Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*   Indicates a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Stockholders' Equity; (iv) Statements of Comprehensive Loss; (v) Statements of Cash Flows; and (vi) Notes to Financial Statements.

BIODEL INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying consolidated balance sheets of Biodel Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and expects continuing future losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, New York
December 19, 2014

Biodel Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2013	2014
ASSETS
Current:
Cash and cash equivalents	$39,781	$24,588

Taxes receivable	6	5
Grant receivable	26	-

Prepaid and other assets	264	311
Total current assets	40,077	24,904
Property and equipment, net	1,031	481
Intellectual property, net	43	40

Total assets	$41,151	$25,425
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$246	$172
Accrued expenses:
Clinical trial expenses	181	214
Payroll and related	1,139	958
Accounting and legal fees	226	131
Severance	255	-
Other	319	141
Income taxes payable	75	-
Total current liabilities	2,441	1,616
Common stock warrant liability	6,121	1,014
Severance payable, long term portion	26	-
Total liabilities	8,588	2,630
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,950,000 issued and outstanding	19	19
Common stock, $.01 par value; 62,500,000 shares authorized; 21,070,824 and 23,079,543 issued and outstanding, respectively	211	231
Additional paid-in capital	247,761	252,104
Accumulated deficit	(215,428)	(229,559)
Total stockholders' equity	32,563	22,795
Total liabilities and stockholders' equity	$41,151	$25,425

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	September 30,
	2013	2014
Revenue	$—	$—
Operating expenses:
Research and development	14,296	14,194
Government grants	(546)	(531)
General and administrative	6,843	5,598
Total operating expenses	20,593	19,261
Other (income):
Interest and other income	(56)	(49)
Adjustments to fair value of common stock warrant liability	(1,217)	(5,107)
Loss before tax provision	(19,320)	(14,105)
Tax provision	15	26
Net loss	$(19,335)	$(14,131)
Net loss per share — basic and diluted	$(1.24)	$(0.66)
Weighted average shares outstanding — basic and diluted	15,650,538	21,404,258

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series A Preferred stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2012	14,174,545	$142	1,813,944	$18	3,605,607	$36	$226,913	$(196,093)	$31,016
Proceeds from sale of common stock	4,718,767	47	—	—	—	—	19,192	—	19,239
Preferred stock conversion	2,109,090	22	(1,813,944)	(18)	(1,655,607)	(17)	13	—	—
Stock-based compensation	—	—	—	—	—	—	1,538	—	1,538
Proceeds from the sale of stock — ESPP	13,395	—	—	—	—	—	30	—	30
Stock options exercised	30,250	—	—	—	—	—	75	—	75
RSUs granted	24,777	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,335)	(19,335)

Balance, September 30, 2013	21,070,824	$211	—	$—	1,950,000	$19	$247,761	$(215,428)	$32,563
Proceeds from ATM facility	1,564,821	16	—	—	—	—	3,010	—	3,026
Proceeds from equity line	395,000	4	—	—	—	—	486	—	490
Stock-based compensation	—	—	—	—	—	—	784	—	784
Proceeds from the sale of stock — ESPP	8,189	—	—	—	—	—	15	—	15
Stock options exercised	19,241	—	—	—	—	—	48	—	48
RSUs converted to common stock	21,468	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,131)	(14,131)

Balance, September 30, 2014	23,079,543	$231	—	$—	1,950,000	$19	$252,104	$(229,559)	$22,795

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Cash Flows
(In thousands)

	September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(19,335)	$(14,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	603
Stock-based compensation for employees and directors	1,538	784
Adjustment to fair value of common stock warrant liability	(1,217)	(5,107)
(Increase) decrease in:
Prepaid expenses and other assets	31	(47)
Income taxes receivable	28	1
Grant receivable	63	26
Other receivable	8	—
Increase (decrease) in:
Accounts payable	(39)	(74)
Income tax payable	(26)	(75)
Accrued expenses and other liabilities	(247)	(703)
Total adjustments	780	(4,592)
Net cash used in operating activities	(18,555)	(18,723)
Cash flows from investing activities:
Purchase of property and equipment	(118)	(49)
Net cash used in investing activities	(118)	(49)
Cash flows from financing activities:
Restricted cash	60	—
Options exercised	75	48
Net proceeds from employee stock purchase plan	30	15
Net proceeds from ATM facility	—	3,026
Net proceeds from equity line	—	490
Net proceeds from sale of common stock	19,239	—
Net cash provided by financing activities	19,404	3,579
Net increase (decrease) in cash and cash equivalents	731	(15,193)
Cash and cash equivalents, beginning of period	39,050	39,781
Cash and cash equivalents, end of period	$39,781	$24,588
Cash paid for interest and income taxes:
Interest...............................................................	$—	$—
Income taxes	12	25
Non-cash financing and investing activities
Conversion of convertible preferred stock to common stock...............................................................	$35	—

See accompanying notes to financial statements.

Biodel Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Business

Business

Biodel Inc. and its wholly owned subsidiary (collectively, "Biodel" or the "Company", and formerly Global Positioning Group Ltd.) is a specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned subsidiary in the United Kingdom in October 2011 ("Biodel UK Limited"). This subsidiary has been inactive since its inception.

2. Basis of Presentation and Going Concern

In June 2014, the FASB issued ASU No. 2014-10, to eliminate the concept of a development stage entity (DSE) from U.S. GAAP, effective for interim periods and years beginning after December 15, 2014. The issuance of ASU No. 2014-10 rescinds certain financial reporting requirements that have historically applied to DSEs, such as inception-to-date information in the statements of income, cash flows, and stockholder equity. Additionally, the financial statements no longer need to be labeled as those of a DSE. ASU No. 2014-10 was early adopted and the adoption of this standard did not have a material effect on the Company's financial statements.

These consolidated financial statements as of September 30, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available. While the Company could sell an additional $9.2 million worth of common stock through its Sales Agreement with MLV & Co. LLC or direct Lincoln Park Capital Fund, LLC to purchase up to $14 million worth of shares of common stock under the Company’s stock purchase agreement with Lincoln Park Capital Fund, LLC, there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time (see Note 9). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $14,296, and $14,194 for the years ended September 30, 2013 and 2014, respectively.

Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and report these receipts on the statement of operations as a separate line item entitled "Government Grants". The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation for use in an artificial pancreas, in the amounts of $582 and $583, respectively. Each award was for two years.

Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred and grant income were $327 and $167, for the years ended September 30, 2013 and 2014, respectively.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred and grant income were $219 and $364 for the years ended September 30, 2013 and 2014, respectively.

The Company reported grant income of $546 and $531, for the years ended September 30, 2013 and 2014, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including, but not limited to, accruals, forfeiture rate used in the computation of share-based compensation, deferred tax assets, and warrant liability estimated at fair value. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2013 and 2014, the Company had cash and cash equivalents of $39,781 and $24,588, respectively, which are primarily held in a premium commercial money market account.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair values due to their short term maturities. Warrant liability is recorded at fair value.

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

For the years ended September 30, 2013 and 2014, the Company expensed $121 and $3, respectively, of costs associated with the purchase of RHI and glucagon as research and development expense after such materials passed quality control inspection by the Company and transfer of title occurred.

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Intellectual Property

Intangible assets consist primarily of capitalized costs associated with the Company's ultra-rapid-acting insulin patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Intellectual property amortization expense was $3 for each of the years ended September 30, 2013 and 2014.

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

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2013 and 2014.

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

The Company issued warrants in May 2011 and June 2012 and recorded a liability determined by the Black-Scholes valuation model. The Black-Scholes valuation model was used because the warrants do not contain a repricing provision. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants will be revalued at each reporting period and changes in fair value are recognized currently in the statements of operations under the caption "Adjustments to fair value of common stock warrant liability."

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has experienced significant operating losses since inception. At September 30, 2014, the Company had a deficit accumulated of $229,559. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of an ultra-rapid-acting insulin or a glucagon rescue product, launch and commercialize the product if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The Company is currently developing its first product candidates and has no products that have received regulatory approval. Any products developed by the Company will require approval from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company's products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it would have a material adverse effect on the Company's future operating results.

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

Stock-Based Compensation

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2014, the Company had a total of 2,643,523 shares of common stock subject to outstanding awards from prior and current plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

The Company uses the Black-Scholes pricing model to calculate the fair value of stock options. The expected life for grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The Company bases its estimates of expected volatility on the Company's historical volatility.

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2013, and 2014 was $1,538, and $784 respectively. At September 30, 2014, the total compensation cost related to non-vested options not yet recognized was $1,423, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2013	2014
Expected life (in years)	2.39 - 4.75	3.77-4.75
Expected volatility	80 - 96%	70-83%
Expected dividend yield	0%	0%
Risk-free interest rate	0.25 - 0.75%	0.58-1.63%
Weighted-average grant date fair value	$2.43	$2.35

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

4. Fair Value Measurement

ASC Topic 820 ("ASC 820"), originally issued as SFAS No. 157, Fair Value Measurements, applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2013 and 2014, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company's warrant liability was determined by the Black-Scholes valuation model for the warrants issued in connection with the Company's May 2011 and June 2012 financings. Accordingly, the Company's fair value measurements of its warrant liability is classified as a Level 3 input.

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,588	$24,588	—	—
Subtotal	24,588	24,588	—	—
Liabilities:
Common stock warrant liability	(1,014)	—	—	(1,014)
Subtotal	(1,014)	—	—	(1,014)
Total	$23,574	$24,588	$—	$(1,014)

Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,781	$39,781	$—	$—

Subtotal	39,781	39,781	—	—
Liabilities:
Common stock warrant liability	(6,121)	—	—	(6,121)
Subtotal	(6,121)	—	—	(6,121)
Total	$33,660	$39,781	$—	$(6,121)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table:

Balance at September 30, 2012	$(7,338)
Decrease in fair value	1,217
Balance at September 30, 2013	(6,121)
Decrease in fair value	5,107
Balance at September 30, 2014	$(1,014)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

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

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model to calculate the fair value for the fiscal year ended September 30, 2013 and 2014.

At the measurement date, the Company estimated the fair value for the June 2012 warrants using the Black-Scholes valuation model using the following assumptions:

	September 30, 2013	September 30, 2014
June 2012 Financing
Stock price	$3.15	$1.67
Exercise price	$2.66	$2.66
Risk-free interest rate	0.63%	1.07%
Expected remaining term	3.74 years	2.74 years
Expected volatility	82%	61%
Dividend yield	0%	0%
Warrants outstanding June 2012 financing	2,749,469	2,749,469

The Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model at the measurement dates of September 30, 2013 and 2014, respectively using the following assumptions:

	September 30, 2013	September 30, 2014
May 2011 Financing
Stock price	$3.15	$1.67
Exercise price	$9.92	$9.92
Risk-free interest rate	0.63%	0.58%
Expected remaining term	2.63 years	1.63 years
Expected volatility	77%	62%
Dividend yield	0%	0%
Warrants outstanding May 2011 financing	2,256,929	2,256,929

Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term. This is the remaining contractual life of the warrant.

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

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

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

The amount of options, warrants, shares of preferred stock and restricted stock units excluded are as follows:

	Year Ended September 30,
	2013	2014
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	1,950,000
Common shares underlying warrants issued for common stock	5,006,398	5,006,398
Stock options	1,920,051	2,643,523
Restricted stock units	31,296	—

6. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2013	2014
Furniture and fixtures	$324	$324
Leasehold improvements	1,548	1,548
Laboratory equipment	2,062	2,112
Manufacturing equipment	655	655
Facility equipment	65	65
Computer equipment and other	1,308	1,308
Sub-Total	5,962	6,012
Less: Accumulated depreciation and amortization	4,931	5,531
Total	$1,031	$481

Depreciation expense for the years ended September 30, 2013, and 2014 was $638, and $599, respectively.

7. Commitments

Chief Executive Officer Employment Agreement

On March 30, 2010, the Company announced the appointment of Errol B. De Souza, Ph.D., as the Company's President, Chief Executive Officer and a Director. In connection with his appointment, Dr. De

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Souza signed an employment agreement, dated March 26, 2010, setting forth the terms of his employment. The agreement provided for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The agreement provides for an annual salary of $450 and eligibility for a target bonus of 50% of the annual salary. In addition, Dr. De Souza was granted options to purchase 175,000 shares of the Company's common stock pursuant to the Company's 2010 Plan. These options were fully vested as of March 2014.

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

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. The amount of compensation due as a result of this event is approximately $3,501, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for routine severance compensation. As of September 30, 2014 and September 30, 2013, no amounts have been accrued.

Leases

As of September 30, 2014, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space for one year on October 10, 2014. This lease provides for annual basic lease payments from February 1, 2015 through January 31, 2016 of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company renewed its lease agreement for additional office space adjacent to its laboratory space for one year on October 10, 2014. This lease provides for annual basic lease payments from February 1, 2015 through January 31, 2016 of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

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

Lease expense for the years ended September 30, 2013, and 2014 was $646, and $627, respectively.

Minimum lease payments under these agreements as of September 30, 2014, as well as equipment leases subsequently entered into, are as follows:

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Years Ending September 30,
2015	683
2016	598
2017	558
2018	564
2019	480
Total	$2,883

Purchase Commitments

Commercial Supply Agreement with Bachem Americas

The Company has entered into a commercial supply agreement for the supply of glucagon with Bachem Americas, a supplier of glucagon. The Company is obligated to purchase certain quantities of glucagon pursuant to a rolling forecast submitted by the Company under this agreement. At this time, the Company is obligated to purchase $392 of glucagon in fiscal year 2015. There is no obligation after 2015.

Customization and Commercial Supply Agreement with Unilife Medical Solutions, Inc.

The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc. ("Unilife"), a wholly owned subsidiary of Unilife Corporation, a company which designs, develops and manufactures advanced drug delivery devices. The agreement obligates Unilife to develop and supply dual-chamber reconstitution devices to be used with the Company's glucagon rescue product candidate. The Company is obligated to make payments to Unilife on the achievement of certain development milestones, including a payment of $750 upon the delivery of registration batches for the Company's glucagon rescue product candidate. The Company anticipates the milestone to be met in fiscal year 2015.

Manufacturing Agreement with Cangene bioPharma

The Company has entered into manufacturing agreement with Cangene bioPharma Inc., doing business as Emergent BioSolutions, or Emergent, under which Emergent will fill and finish the GEM device, using lyophilized glucagon and an aqueous diluent. During the term of the agreement following validation of the manufacturing process, the Company is required to purchase, and Emergent is obligated to deliver to the Company, one manufactured lot of the GEM device every quarter beginning in the third quarter of fiscal year 2017. The Company expects to reserve and commit to additional manufacturing capacity with Emergent following the commercial launch of our GEM product candidate, if successful. Either party may terminate the agreement without cause upon thirty-six months prior written notice.

Agreement with Aegis Therapeutics

In June 2012, the Company entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that it is using in the development of liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to the Company's liquid glucagon formulations in jurisdictions that the Company may designate from time to time. In October 2014, the Company amended this agreement to require the Company to pay Aegis $25 quarterly, beginning June 2015, subject to certain terms and conditions. The Company did not make any payments to Aegis during fiscal year 2014.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

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

The following table represents the Company's long term commitments:

Years Ending September 30,
2015(1)	1,219
2016	127
2017	630
2018	1,685
2019	3,271
Total	$6,932

(1) Includes a $750 milestone payment

8. Income Taxes

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2013 and 2014, the Company paid only state taxes.

The provision for income taxes is as follows:

	Year Ended September 30,
	2013	2014
Current expense
Federal	$—	$—
State	15	26
Tax provision	$15	$26

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

		Year Ended September 30,
	2013	2014
Federal statutory rate	34.00%	34.00%
Federal taxes at statutory rate	$(6,569)	$(4,796)
Tax expense on permanent differences (a)	163	(1,475)
State taxes, net of federal tax effect	10	17
Valuation allowance increase (b)	6,439	6,316
Other	(28)	(36)
Actual tax provision	$15	$26

____________

(a) Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.

(b) Net of the Section 382 Adjustment.

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table summarized the activity related to the Company's liabilities for uncertain tax positions:

	Year Ended September 30,
	2013	2014
Balance, beginning of year	$75	$75
Decrease related to prior year's tax position	—	(75)
Balance, at end of year	$75	$—

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2014 remain open due to net operating loss and are subject to examination by the appropriate governmental agencies in the United States and Connecticut carry-forwards.

As of September 30, 2014, the Company had net operating loss ("NOL") carry-forwards of approximately $71,898 (net of Section 382 limitation discussed below) for U.S. federal tax purposes and $126,484 for state tax purposes. These loss carry-forwards expire between 2024 and 2034. To the extent these net operating loss carry-forwards are available, the Company intends to use them to reduce the corporate income tax liability associated with its operations.

The ability of the Company to utilize its NOL carry-forwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code Section 382 ("Section 382"). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company's taxable income that can be offset by these carry-forwards. As of September 30, 2011, the Company completed a study of the impact of Section 382 limitation on future payments and determined that the statutory provisions limited the Company's ability to realize future tax benefits. Accordingly, the Company decreased federal net operating loss carry-forwards by approximately $55,929 and federal research and development credit carry-forwards by $1,817. The Company completed an additional study of the impact of Section 382 limitation on future payments in November 2013 and determined that there were no additional limitations on the Company's existing NOLs.

The Company also has state research and development credit carry-forwards of approximately $348, which expire commencing in fiscal 2022.The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2013 and 2014 are as follows:

	September 30,
	2013	2014
Deferred Tax Assets
Net operating losses	$25,149	$30,706
Capitalized expense	28,913	30,762
Research and development credits	224	230
Depreciation of fixed assets	445	467
Other	283	196
Total deferred tax asset	55,014	62,361
Valuation Allowance	(55,014)	(62,361)
Net Deferred Tax Assets	$—	$—

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Due to the substantial doubt related to Biodel's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established as of September 30, 2013 and 2014.

9. Stockholders' Equity

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

Financings

July 2014 Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company has the right to sell to LPC, and LPC is obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investor under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company shall use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by the Investor of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no Available Amount remains under the Purchase Agreement. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company may direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock is not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock to be purchased under the Purchase Agreement are based on the prevailing market prices of such shares at the time of sales, but in no event will the Company be able to sell shares to

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

LPC on a day when the closing sale price of the common stock is less than a floor price of $1.50 per share (subject to adjustment). The Company will control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. As of September 30, 2014, the Company sold 300,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $490. During the period from October 1, 2014 through the date of this filing, the Company sold an aggregate of 300,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $468.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $14 million from time to time through MLV as the Company's sales agent. For the year ended September 30, 2014, the Company sold an aggregate of 1,564,821 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $3.0 million. During the period from October 1, 2014 through the date of this filing, the Company sold an aggregate of 66,057 shares of common stock pursuant to the Sales Agreement, and received proceeds, net of expenses, of $100.

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

June 2012 Private Placement

On June 27, 2012 the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of common stock, 3,605,607 shares of Series B preferred stock and warrants to purchase 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either, a share of common stock or Series B preferred stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012.

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

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

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

The Company received net proceeds, after deducting placement agent fees and other offering expenses of approximately $17,100 from this financing. In June 2013, 176,964 shares of the Company's Series B preferred stock were converted into an equal number of shares of common stock. In September 2013, 1,478,643 shares of the Company's Series B preferred stock were converted into an equal number of shares of common stock. As of September 30, 2014, the Company has 1,950,000 shares of the Series B preferred stock outstanding.

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

May 2011 Registered Direct Offering

On May 12, 2011, the Company completed a registered direct offering of an aggregate of 3,018,736 shares of common stock, 1,813,044 shares of Series A preferred stock to one investor and warrants to purchase 2,256,929 shares of common stock at an exercise price of $9.92 per share. The investor who purchased Series A preferred stock units received units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.84 per unit.

Each share of Series A preferred stock was convertible into 0.25 of a share of the Company's common stock at any time at the option of the holder, provided that the holder would be prohibited from converting the shares of
Series A preferred stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A preferred stock would receive a payment equal to $0.01 per

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

share of Series A preferred stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A preferred stock, holders of Series A preferred stock and holders of the Company's Series B preferred stock will participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A preferred stock generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A preferred stock will be required to amend the terms of the Series A preferred stock. The Series A preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors.

The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28,000 from this financing. As of September 2013, all of the Company's Series A preferred stock was converted into 453,483 shares of common stock.

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

The Company's warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other (Income) Expense ("Adjustments to fair value of common stock warrant liability"), until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

2004 Stock Incentive Plan

The Company established the 2004 Stock Incentive Plan on October 1, 2004 (the "Plan"), as amended in March 2007, and subsequently replaced by the 2010 Stock Incentive Plan. The Plan provides for the granting of shares of common stock or securities convertible into or exercisable for shares of common stock, including stock options ("Incentive Stock Options") to directors, employees, consultants and advisors of or to the Company. Incentive Stock Options can be awarded only to persons who are employees of the Company at the time of the grant. Stock options are exercisable at the conclusion of the vesting period. Employees can exercise their vested shares up to 90 days after termination of services. No awards may be granted under the Plan after the effective date of the 2010 Plan.

The Plan is administered by either the Board of Directors of the Company or a Committee thereof, which determines the terms and conditions of the awards granted under the Plan, including the recipient of the award, the nature of the award, the exercise price of the award, the number of shares subject to the award and the exercisability thereof.

Non-employee directors are not entitled to receive awards other than the non-qualified stock options the plan directs be issued to non-employee directors.

2010 Stock Incentive Plan

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2014, the Company had 2,643,523

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2013 and 2014 was $5 and $4 respectively.

An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 25,000 shares. As of September 30, 2013 and 2014, a total of 366,926 and 383,737 shares, respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2013 and 2014, the Company issued a total of 108,074, and 116,263 shares, respectively, under the Purchase Plan.

2005 Non-Employee Directors' Stock Option Plan

The Company's 2005 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") was adopted by its Board of Directors and approved by its stockholders on March 20, 2007 and subsequently replaced with the 2010 Stock Incentive Plan. The Directors' Plan became effective upon the closing of the Company's initial public offering. An aggregate of 125,000 shares of common stock were reserved for issuance under the Directors' Plan. Upon the effective date of the registration statement in connection with the Company's initial public offering, each of its non-employee directors automatically received an initial option to purchase 6,250 shares of common stock. Upon appointment, non-employee directors receive a one-time grant of an option to purchase 6,250 shares of common stock. Annually, non-employee directors receive an option to purchase 10,000 shares of common stock. Effective March 3, 2009, these shares vest pro rata over one year. However, in the event a non-employee director has not served since the date of the preceding annual meeting of stockholders, that director will receive an annual grant that has been reduced pro rata for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The following table summarizes all stock option activity through September 30, 2014:

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding balance September 30, 2012	1,546,454	$27.80		—
Granted	486,000	2.43		—
Exercised	(30,250)	2.48		—
Forfeited, expired	(82,153)	15.37		—
Outstanding balance September 30, 2013	1,920,051	$22.31	4	$445
Granted	1,427,000	2.35	6	—
Exercised	(19,241)	2.48	5	10
Forfeited, expired	(684,287)	16.48		—
Outstanding balance September 30, 2014	2,643,523	$13.15	5	—
Exercisable shares, September 30, 2014	1,217,854	$25.81	3	—

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

In December 2010, the Company issued RSU awards to our executive officers and employees. Each RSU award represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. For example, the December 2010 RSU awards vested over three years and were expensed 50% the first year and 25% the next two years; whereas, the December 2009 RSU awards were expensed ratably over the four year vesting period.

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 10% for all employee options and RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2014, the executives, the board of directors and employees had 418,295 vested and distributed RSUs.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	September 30,
	2013	2014
Stock compensation expense — RSUs	$363	$54

At September 30, 2014, all of the RSU awards had vested and were distributed.

The following table summarizes RSU activity from October 1, 2012 through September 30, 2014:

Shares	Weighted Average Grant-Date Fair Value

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Non-vested and outstanding balance at September 30, 2012	68,153	$10.51
Changes during the period:
Shares granted	—	—
Shares vested and issued	(36,851)	10.26
Shares forfeited or expired	(6)	15.80
Non-vested and outstanding balance at September 30, 2013	31,296	10.48
Changes during the period:
Shares granted	—	—
Shares vested and issued	31,296	10.48

Non-vested and outstanding balance at September 30, 2014	—	—

Shares Reserved for Future Issuance

As of September 30, 2014, the Company reserved shares of common stock for future issuance as follows:

2010 stock incentive plan	5,240,202
2005 employee stock purchase plan	500,000
Common stock issuable upon conversion of Series B Preferred Stock	1,950,000
Warrants issued in connection with May 2011 registered direct offering	2,256,929
Warrants issued in connection with June 2012 private placement	2,749,469
Total	12,696,600

10. Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2013 and 2014, the Company had not elected to make any contributions to the plan.

11. Subsequent Event

On November 11, 2014, the Company issued 131,128 restricted stock units to Errol De Souza, its CEO, in place of a discretionary cash bonus for the fiscal year ended September 30, 2014, in furtherance of the Company's cash conservation measures. The restricted stock units were valued using the market price of $1.50, which was the closing price of the Company's common stock on November 10, 2014. The Company has accrued and expensed $197 for the fiscal year ended September 30, 2014 for Errol De Souza's bonus. The restricted stock units vest in full on September 30, 2015. Vested shares will be delivered on September 30, 2015.

See Note 9 for additional subsequent events for the fund raising relating to the July 2014 Purchase Agreement and May 2013 At-The Market Issuance Sales Agreement.

This page intentionally left blank