Form 10-Q
period 2014-12-31
Biodel Inc
filed 2015-02-12
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of February 5, 2015 there were 24,547,672 shares of the registrant's common stock outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2014 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2014 and 2013	2

Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the period from September 30, 2014 through December 31, 2014	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2014 and 2013	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits	29

Signatures	30
EX-31.01
EX-31.02
EX-32.01

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Biodel Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2014
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$24,588	$19,726
Prepaid and other assets	316	895

Total current assets	24,904	20,621

Property and equipment, net	481	380
Intellectual property, net	40	39

Total assets	$25,425	$21,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$172	$435
Accrued expenses:
Clinical trial expenses	214	210
Payroll and related	958	645
Accounting and legal fees	131	173
Other	141	225
Income taxes payable	—	2

Total current liabilities	1,616	1,690

Common stock warrant liability	1,014	468

Total liabilities	2,630	2,158

Commitments
Stockholders' equity:
Convertible Preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,950,000 Series B issued and outstanding at September 30, 2014 and December 31, 2014	19	19
Common stock, $.01 par value; 62,500,000 shares authorized; 23,079,543 and 23,453,075 issued and outstanding at September 30, 2014 and December 31, 2014	231	235
Additional paid-in capital	252,104	252,874
Accumulated deficit	(229,559)	(234,246)

Total stockholders' equity	22,795	18,882

Total liabilities and stockholders' equity	$25,425	$21,040

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2013	2014
Revenue	$—	$—

Operating expenses:
Research and development	3,741	3,407
Government grant	(97)	—
General and administrative	1,396	1,833

Total operating expenses	5,040	5,240
Other (income):
Interest and other income	(16)	(9)
Adjustment to fair value of common stock warrant liability	(2,586)	(546)

Loss before tax provision	(2,438)	(4,685)
Tax provision	5	2

Net loss	$(2,443)	$(4,687)

Net loss per share — basic and diluted	$(0.12)	$(0.20)

Weighted average shares outstanding — basic and diluted	21,073,676	23,435,844

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2014	23,079,543	$231	1,950,000	$19	$252,104	$(229,559)	$	$22,795
Proceeds from ATM facility	66,057	1	—	—	99	—		100
Proceeds from equity line	300,000	3	—	—	466	—		469
Stock-based compensation	—	—	—	—	195	—		195
Proceeds from the sale of stock-ESPP	7,475	—	—	—	10	—		10
Net loss	—	—	—	—	—	(4,687)		(4,687)
Balance, December 31, 2014 (unaudited)	23,453,075	$235	1,950,000	$19	$252,874	$(234,246)		$18,882

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(2,443)	$(4,687)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	102
Stock-based compensation for employees and directors	295	195
Adjustment to fair value of common stock warrant liability	(2,586)	(546)
(Increase) decrease in:
Grant receivable	(71)	—
Prepaid expenses and other assets	(461)	(579)
Increase (decrease) in:
Accounts payable	1,542	263
Income taxes payable	(72)	2
Accrued expenses and long term liabilities	(904)	(191)

Total adjustments	(2,101)	(754)

Net cash used in operating activities	(4,544)	(5,441)

Cash flows from investing activities:
Purchase of property and equipment	(6)	—

Net cash used in investing activities	(6)	—

Biodel Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2013	2014
Cash flows from financing activities:

Net proceeds from employee stock purchase plan	10	10
Net proceeds from ATM facility	—	100
Net proceeds from equity line	—	469

Net cash provided by financing activities	10	579

Net (decrease) in cash and cash equivalents	(4,540)	(4,862)

Cash and cash equivalents, beginning of period	39,781	24,588

Cash and cash equivalents, end of period	$35,241	$19,726

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—
Income taxes	2	—

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, "Biodel" or the "Company", and formerly Global Positioning Group Ltd.) is a specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned inactive subsidiary in the United Kingdom in October 2011 ("Biodel UK Limited").

Basis of Presentation and Going Concern

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 19, 2014. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

These condensed consolidated financial statements as of December 31, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company's recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. While the Company could sell an additional $9.1 million worth of common stock through its Sales Agreement with MLV & Co. LLC or direct Lincoln Park Capital Fund, LLC to purchase up to $14 million worth of shares of common stock under the Company's stock purchase agreement with Lincoln Park Capital Fund, LLC, there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount the Company could raise in a short period of time (see Note 7). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2014 and December 31, 2014, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2014 and December 31, 2014 for the warrants issued in the May 2011 and June 2012

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

financings (as defined in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents and restricted cash are classified as a Level 1 input and the warrant liability as a Level 3 input.

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$19,726	$19,726	$—	$—
Subtotal	19,726	19,726	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(468)	—	—	(468)
Subtotal	(468)	—	—	(468)

Total	$19,258	$19,726	$—	(468)

Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,588	$24,588	$—	$—
Subtotal	24,588	24,588	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(1,014)	—	—	(1,014)
Subtotal	(1,014)	—	—	(1,014)

Total	$23,574	$24,588	$—	$(1,014)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer or change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2014	$(1,014)
Decrease in fair value of common stock warrant liability	546
Balance at December 31, 2014	$(468)

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total stock-based compensation cost for the three months ended December 2014 which included stock based compensation charges related to the Company's 2005 Employee Stock Purchase Plan was $195. In comparison, the total compensation cost for the three months ended December 2013 was $241.

At December 31, 2014, the stock-based total compensation cost related to non-vested options not yet recognized was $1,861, which will be recognized over the next four years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the three months ended December 31, 2014:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2014	2,643,523	$13.15	5	—
Granted	852,750	$1.39	4	$7.50
Exercised	—	—	—	—
Forfeited, expired	(33,757)	$50.52		—
Outstanding options, December 31, 2014	3,462,516	$9.89	5	$7.50

Exercisable options, December 31, 2014	1,540,436	$19.86	3	$—

The Black-Scholes pricing model assumptions for the three months ended December 31, 2013 and 2014 are determined as discussed below:

	Three Months Ended December 31,
	2013	2014
Expected life (in years)	4.75	4.75
Expected volatility	70%	69	% - 82%
Expected dividend yield	0%	0%
Risk-free interest rate	0.58%	0.96	% - 1.62%
Weighted average grant date fair value	$2.36	$1.39

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

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended December 31,
	2013	2014
Stock compensation expense — RSUs	$54	$34

The following table summarizes RSU activity from October 1, 2014 through December 31, 2014:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2014	—	$—
Changes during the period:
RSUs granted	131,128	1.57
RSUs converted to common stock	—	—
Subtotal	131,128
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at December 31, 2014	131,128	$1.57

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three months ended December 31, 2014 was $3. In comparison, for the three months ended December 31, 2013, the Company expensed $(1).

An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of December 31, 2013 and 2014, a total of 361,880 and 376,262 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of December 31, 2013 and 2014, the Company has issued 113,120 and 123,738 shares, respectively, under the Purchase Plan.

5. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 ("ASC 740-10-25"), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2014 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") upon a 50% or more change in ownership in the Company within a three-year period. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

The Company has approximately $58 million of NOLs, which, if not used, expire beginning in 2024 through 2034.

The Company's effective tax rate for the three months ended December 31, 2013 and 2014 was 0% and differs from the federal statutory rate of 34% due to net operating losses. Due to the substantial doubt related to Biodel's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established as of December 31, 2013 and 2014.

6. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended
	December 31,
	2013	2014
Common shares underlying warrants issued for common stock	5,006,398	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	-	-
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	1,950,000
Stock options	3,076,339	3,462,516
Restricted stock units outstanding	31,296	131,128

7. Financings

July 2014 Equity Line Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company has the right to sell to LPC, and LPC is obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by LPC under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company must use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by LPC of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no available amount remains under the Purchase Agreement. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company may direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

stock is not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock to be purchased under the Purchase Agreement are based on the prevailing market prices of such shares at the time of sales, but in no event will the Company be able to sell shares to LPC on a day when the closing sale price of the common stock is less than a floor price of $1.50 per share (subject to adjustment). The Company will control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. During the three months ended December 31, 2014, the Company sold 300,000 shares of common stock and received proceeds, net of expenses, of $469. As of December 31, 2014, the Company sold 600,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $959. During the period from January 1, 2015 through the date of this filing, the Company sold an aggregate of 150,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $204.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $12.4 million from time to time through MLV as the Company's sales agent. During the three months ended December 31, 2014, the Company sold 66,057 shares of common stock and received proceeds, net of expenses, of $100. As of December 31, 2014, the Company sold an aggregate of 1,630,878 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $3.1 million. During the period from January 1, 2015 through the date of this filing, the Company sold an aggregate of XX shares of common stock pursuant to the Sales Agreement, and received proceeds, net of expenses, of $XX.

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

At December 31, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $467. In comparison, the fair value of the warrant liability at September 30, 2014 was $994.

During the three months ended December 31, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $527 within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to December 31, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through December 31, 2014:

Balance at September 30, 2014	994
Decrease in fair value of common stock warrant liability	(527)
Balance at December 31, 2014	467

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock is convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. The Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors. As of December 31, 2014, all Series A Preferred Stock has been converted into common stock and none is outstanding.

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

At December 31, 2014, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $1. In comparison, the fair value of the warrant liability at September 30, 2014 was $20.

During the three months ended December 31, 2014, the Company recorded an adjustment to fair value of common stock warrant liability of $19 within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to December 31, 2014.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through December 31, 2014:

Balance at September 30, 2014	$20
Decrease in fair value of common stock warrant liability	(19)
Balance at December 31, 2014	$1

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of December 31, 2014, the fair value of the warrants issued in the June 2012 Private Placement and the May 2011 Offering.

As of December 31, 2014, the Company estimated such fair value using the following assumptions:

June 2012 Financing	December 31, 2014
Stock price	$1.33
Exercise price	$2.66
Risk-free interest rate	0.67%
Expected remaining term (years)	2.49
Expected volatility	58%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	December 31, 2014
Stock price	$1.33
Exercise price	$9.92
Risk-free interest rate	0.25%
Expected remaining term (years)	1.38
Expected volatility	58%
Dividend yield	—
Warrants outstanding	2,256,929

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three months ended December 31, 2013 and 2014 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of December 31, 2014, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space in October 2014 for one year. This lease provides for annual basic lease payments of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company also renewed its lease agreement for additional office space adjacent to its laboratory space in October 2014 for one year. This lease provides for annual basic lease payments of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

In November 2013, the Company renewed its lease for its corporate office for five years. This lease provides for annual basic lease payments of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses.

Rent expense for the three months ended December 31, 2014 and 2013 was $166 and $165, respective.

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred were $0 and $41 for the three months ended December 31, 2014 and December 31, 2013.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred were $0 and $56 respectively, for the three months ended December 31, 2014 and December 31, 2013.

The Company reported grant income of $0 and $97 respectively, for the three months ended December 31, 2014 and December 31, 2013.

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

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and the ability to fulfill our needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of our report on Form 10-K for the fiscal year ended September 30, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was evaluated in a Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. Similarly, we have developed BIOD-531, a concentrated ultra-rapid-acting insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we are using our proprietary excipients to develop analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, more recently, our June 2013 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co. LLC, or MLV, and our stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, and we may issue shares of our common stock pursuant to these agreements in the future. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $4.7 million for the three months ended December 31, 2014.

As of December 31, 2014 we had approximately $19.7 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents as of September 30, 2014. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the third calendar quarter of 2015. See "Going Concern Consideration", below. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 award was intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award was for two years and totals $582 thousand. The September 2012 award was intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award was for two years and totals $583 thousand. As of September 30, 2014, all grant income was earned and recorded.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended December 31,
	2013	2014

Research and development expenses:
Preclinical expenses	$1,800	$969
Manufacturing expenses	669	867
Clinical/regulatory expenses	1,272	1,571
Total	$3,741	$3,407

The following table illustrates, for the three months ended December 31, 2013 and 2014, our research and development costs by project. Inception to date is not noted because we did not track expenses by project in prior years, and therefore cannot accurately reflect past expense history by project.

	Three Months Ended December 31,
	2013	2014
Ultra-rapid-acting insulin formulations:
RHI-based	$196	10
Insulin analog-based	730	159
Stable Glucagon	1,066	1,224
Concentrated RHI-based formulations	884	1,174
Other	865	840
Total	$3,741	3,407

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

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and the ability to fulfill our needs for additional financing.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control - subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2015.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to research and development costs, warrant liability, and stock-based compensation are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2014

Revenue. We did not recognize any revenue during the three months ended December 31, 2013 or 2014.

Research and Development Expenses.

	Three Months Ended December 31,		Decrease
	2013	2014	$	%
	(in thousands)
Research and development	$3,741	$3,407	$334	8.9%

Research and development expenses were $3.4 million for the three months ended December 31, 2014, a decrease of $0.3 million, or approximately 8.9%, from $3.7 million for the three months ended December 31, 2013. This decrease is primarily due to a $0.6 million reduction in the purchase of active pharmaceutical ingredients for our product candidates, offset by an increase in clinical development expense of $0.3 million.

Research and development expenses for the three months ended December 31, 2014 and 2013 include $0.1 million and $0.1 million, respectively, in stock-based compensation expense related to options granted to employees.

General and Administrative Expenses.

	Three Months Ended December 31,		Increase
	2013	2014	$	%
	(in thousands)
General and administrative	$1,396	$1,833	437	31.3%

General and administrative expenses were approximately $1.8 million for the three months ended December 31, 2014, an increase of $0.4 million, or 31.3%, from $1.4 million for the three months ended December 31, 2013. This increase is primarily due to an increase in marketing and brand development costs of $0.3 million.

General and administrative expenses for the three months ended December 31, 2014 and 2013 include $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Three Months Ended December 31,		Decrease
	2013	2014	$	%
	(in thousands)
Interest and other income	$16	$9	$7	43.8%

Interest and other income was $9 thousand for the three months ended December 31, 2014, compared to $16 thousand for the three months ended December 31, 2013.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended December 31,		Decrease
	2013	2014	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(2,586)	$(546)	$2,040	78.9%

The change to fair value of common stock warrant liability during the three months ended December 31, 2014 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.33 per share as of December 31, 2014. The change to fair value of common stock warrant liability during the three months ended December 31, 2013 was primarily a result of a decrease in the price of our common stock from $3.15 per share as of September 30, 2013 to $2.28 per share as of December 31, 2013.

Net Loss and Net Loss per Share

	Three Months Ended December 31,		Increase
	2013	2014	$	%
	(in thousands)
Net loss	$(2,443)	$(4,687)	$2,244	91.9%
Net loss per share	$(0.12)	$(0.20)

Net loss was $(4.7) million, or $(0.20) per share, for the three months ended December 31, 2014, compared to $(2.4) million, or $(0.12) per share, for the three months ended December 31, 2013. The increase in net loss was primarily attributable to the expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At December 31, 2014, we had cash and cash equivalents totaling approximately $19.7 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $5.4 million for the three months ended December 31, 2014 and $4.5 million for the three months ended December 31, 2013. This increase was primarily due to increased clinical trial expenses during this period. Net cash used in investing activities was $0 for the three months ended December 31, 2014 and $6 thousand for the three months ended December 31, 2013. This decrease was due to a decrease in the purchase of laboratory equipment.

Net cash provided by financing activities was $579 thousand for the three months ended December 31, 2014 and $10 thousand for the three months ended December 31, 2013. Net cash provided by financing activities for the three months ended December 31, 2014 reflect proceeds from the sale of our common stock through our equity line, ATM and our employee stock purchase plan. Net cash provided by financing activities for the three months ended December 31, 2013 reflect proceeds from the sale of our common stock through our employee stock purchase plan.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the third calendar quarter of 2015. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for our GEM device or an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

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

•our capabilities and strategies for manufacturing, marketing and commercializing a product candidate; and

•our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and the ability to fulfill our needs for additional financing.

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

Currently, there are warrants outstanding from our May 2011Offering and our 2012 Private Placement which have exercise prices of $9.92 and $2.66, respectively.  These warrants will expire, if unexercised, on May 17, 2016 and June 26, 2017, respectively.

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

Going Concern Consideration

Our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 that included an explanatory paragraph referring to our recurring and expected continuing future losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. While we could sell an additional $9.1 million worth of common shares through the sales agreement with MLV or direct LPC to purchase up to $14 million worth of shares of common stock under our stock purchase agreement with LPC, there are certain factors, such as volume of trading in the stock, the stock price and the ability to terminate the agreement with notice, which could limit the amount we could raise in a short period of time. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

References made to the description of the sale of common stock during the quarter ended December 31, 2014 pursuant to the Company's Purchase Agreement with LPC set forth in Note 7 to the condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q.

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

BIODEL INC.

Dated: February 12, 2015	By:	/s/ Gary Gemignani
Gary Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.