Form 10-Q
period 2015-03-31
Biodel Inc
filed 2015-05-07
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of May 1, 2015 there were 62,120,322 shares of the registrant's common stock, $0.01 par value, outstanding.

BIODEL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Biodel Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014	March 31, 2015
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$24,588	$17,753
Prepaid and other assets	316	625

Total current assets	24,904	18,378
Property and equipment, net	481	338
Intellectual property, net	40	38

Total assets	$25,425	$18,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$172	$346
Accrued expenses:
Clinical trial expenses	214	399
Payroll and related	958	986
Accounting and legal fees	131	222
Other	141	146
Income taxes payable	—	3

Total current liabilities	1,616	2,102

Common stock warrant liability	1,014	302

Total liabilities	2,630	2,404
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 1,950,000 and 1,909,410 issued and outstanding	19	19
Common stock, $.01 par value; 200,000,000 shares authorized; 23,079,543 and 24,620,322 issued and outstanding	231	246
Additional paid-in capital	252,104	254,687
Accumulated deficit	(229,559)	(238,602)

Total stockholders' equity	22,795	16,350

Total liabilities and stockholders' equity	$25,425	$18,754

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	4,257	2,917	7,998	6,324
Government grants	(207)	—	(304)	—
General and administrative	1,731	1,611	3,127	3,444

Total operating expenses	5,781	4,528	10,821	9,768
Other (income) and expense:
Interest and other income	(13)	(7)	(29)	(16)
Adjustment to fair value of common stock warrant liability	426	(166)	(2,161)	(712)

Loss before tax provision	(6,194)	(4,355)	(8,631)	(9,040)
Tax provision	4	1	9	3

Net loss	(6,198)	(4,356)	(8,640)	(9,043)

Net loss per share — basic and diluted	$(0.29)	$(0.18)	$(0.41)	$(0.40)

Weighted average shares outstanding — basic and diluted	21,083,237	24,369,246	21,078,404	22,809,903

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2014	23,079,543	$231	1,950,000	$19	$252,104	$(229,559)	$22,795
Fees associated with April 2015 offering	—	—	—	—	(100)	—	(100)
Proceeds from ATM facility	1,042,714	10	—	—	1,581	—	1,591
Proceeds from equity line	450,000	5			667		672
Preferred stock conversion	40,590		(40,590)				—
Stock-based compensation	—	—	—	—	425	—	425
Proceeds from the sale of stock-ESPP	7,475	—	—	—	10	—	10
Net loss	—	—	—	—	—	(9,043)	(9,043)
Balance, March 31, 2015 (unaudited)	24,620,322	$246	1,909,410	$19	$254,687	$(238,602)	$16,350

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(8,640)	$(9,043)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310	164
Stock-based compensation for employees and directors	509	425
Adjustment to fair value of common stock warrant liability	(2,161)	(712)
(Increase) decrease in:
Grant receivable	(181)	—
Prepaid expenses and other assets	(346)	(309)
Increase (decrease) in:
Accounts payable	395	174
Income taxes payable	(68)	3
Accrued expenses and long term liabilities	(939)	309

Total adjustments	(2,481)	54

Net cash used in operating activities	(11,121)	(8,989)

Cash flows from investing activities:
Purchase of property and equipment	(32)	(19)

Net cash used in investing activities	(32)	(19)

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2014	2015
Cash flows from financing activities:

Options exercised	48	—
Net proceeds from employee stock purchase plan	10	10
Net proceeds from ATM facility	—	1,591
Net proceeds from equity line	—	672
Fees associated with April 2015 offering	—	(100)

Net cash provided by financing activities	58	2,173

Net (decrease) in cash and cash equivalents	(11,095)	(6,835)

Cash and cash equivalents, beginning of period	39,781	24,588

Cash and cash equivalents, end of period	28,686	17,753

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—
Income taxes	14	—

Conversion of convertible preferred stock to common stock	$—	$—

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 19, 2014. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

As of September 30, 2014 and March 31, 2015, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2014 and March 31, 2015 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input. The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Description	Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$17,753	$17,753	$—	$—

Subtotal	17,753	17,753	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(302)	—	—	(302)
Subtotal	(302)	—	—	(302)

Total	$17,451	$17,753	$—	$(302)

Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,588	$24,588	$—	$—

Subtotal	24,588	24,588	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(1,014)	—	—	(1,014)
Subtotal	(1,014)	—	—	(1,014)

Total	$23,574	$24,588	$—	$(1,014)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2014	$(1,014)
Decrease in fair value of common stock warrant liability	712
Balance at March 31, 2015	$(302)

The unrealized gains or losses on the derivative liabilities are recorded as an adjustment to fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

Volatility - The Company uses its historical stock price volatility.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107. The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost related to options for the three and six months ended March 31, 2015 was $180 and $341, respectively. In comparison, the total compensation cost related to options for the three and six months ended March 31, 2014 was $214 and $455, respectively.

At March 31, 2015, the total compensation cost related to non-vested options not yet recognized was $1,714, which will be recognized over the next five years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the six months ended March 31, 2015:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2014	2,643,523	$13.15	5	$—
Granted	906,750	1.39	7	—
Forfeited, expired	(39,957)	50.52		—
Outstanding options, March 31, 2015	3,510,316	$9.69	5	—

Exercisable options, March 31, 2015	1,551,819	$19.55	3	$—

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Black-Scholes pricing model assumptions for the three and six months ended March 31, 2014 and 2015 are determined as discussed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Expected life (in years)	3.77-4.75	3.77-4.75	3.77-4.75	3.77 - 4.75
Expected volatility	73-83%	62-82%	70 - 83%	62 - 82%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.69 - 0.78%	0.99 - 1.37%	0.58 - 0.78%	0.96 - 1.62%
Weighted average grant date fair value	$3.35	$1.39	$2.41	$1.39

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

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Stock compensation expense — RSUs	$—	$50	$54	$84

The following table summarizes RSU activity from October 1, 2014 through March 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2014	—	$—
Changes during the period:
RSUs granted	131,128	1.57
RSUs converted to common stock	—	—
Subtotal	131,128	1.57
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at March 31, 2015	131,128	$1.57

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering to be withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and six months ended March 31, 2015 was $1 and $4, respectively. In comparison, for the three and six months ended March 31, 2014, the Company expensed $2 and $1, respectively.

An aggregate of 525,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of March 31, 2014 and 2015, a total of 386,880 and 401,262 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of March 31, 2014 and 2015, the Company has issued 113,120 and 123,738 shares, respectively, under the Purchase Plan.

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

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") if there is more than a 50% change in ownership in the Company within a three-year period. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company has determined that ownership change, under Section 382, occurred as a result of the May 2011financing and therefore, the ability to utilize its current NOLs is further limited.

The Company has approximately $58 million of NOLs, which, if not used, expire beginning in 2024 through 2034.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company's effective tax rate for the three and six months ended March 31, 2014 and 2015 was 0% and differs from the federal statutory rate of 34% due to net operating losses. A valuation allowance for the full amount of the deferred tax assets has been established as of March 31, 2014 and 2015.

6. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Common shares underlying warrants issued for common stock	5,006,398	5,006,398	5,006,398	5,006,398
Common shares issuable upon conversion of Series A Preferred Stock	—	—	—	—
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	1,909,410	1,950,000	1,909,410
Stock options	2,885,525	3,510,316	2,885,525	3,510,316
Restricted stock units outstanding	—	131,128	—	131,128

7. Financings

July 2014 Equity Line Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by LPC under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company was required to use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by LPC of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no available amount remains under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company could direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock was not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the time of sales, but in no event could the Company sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $1.50 per share (subject to adjustment). The Company could control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. During the three and six months ended March 31, 2015, the Company sold 150,000 and 450,000 shares of common stock, respectively and received proceeds, net of expenses, of $204 and $672, respectively. As of March 31, 2015, the Company sold an aggregate of 750,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1,161.

On April 14, 2015, the Company provided written notice of termination of the Purchase Agreement pursuant to the terms of the agreement. The termination became effective on April 16, 2015. (See Note 10)

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $12.4 million from time to time through MLV as the Company's sales agent. During the three and six months ended March 31, 2015, the Company sold 976,657 and 1,042,714 shares of common stock, respectively and received proceeds, net of expenses, of $1.5 million and $1.6 million, respectively. As of March 31, 2015, the Company sold an aggregate of 2,607,535 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4.7 million.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock, holders of Series B Preferred Stock and holders of the Company's Series A Preferred Stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

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

At March 31, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $302. In comparison, the fair value of the warrant liability at September 30, 2014 was $994.

During the three and six months ended March 31, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $165 and $692, respectively within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to March 31, 2015.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through March 31, 2015:

Balance at September 30, 2014	994
Decrease in fair value of common stock warrant liability	(692)
Balance at March 31, 2015	302

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock was convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder was prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series A Preferred Stock would receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company's common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A Preferred Stock, holders of Series A Preferred Stock would participate ratably in the distribution of any remaining assets with the Company's common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A Preferred Stock generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A Preferred Stock was required to amend the terms of the Series A Preferred Stock. The Series

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

A Preferred Stock would not be entitled to receive any dividends, unless and until specifically declared by the Company's board of directors. As of March 31, 2015, all Series A Preferred Stock has been converted into common stock and none are outstanding.

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

At March 31, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $0. In comparison, the fair value of the warrant liability at September 30, 2014 was $20.

During the three and six months ended March 31, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $1 and $20, respectively within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to March 31, 2015.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through March 31, 2015:

Balance at September 30, 2014	$20
Decrease in fair value of common stock warrant liability	(20)
Balance at March 31, 2015	$—

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of March 31, 2015, the fair value of the warrants issued in the 2012 Private Placement and the May 2011 Offering.

As of March 31, 2015, the Company estimated such fair value using the following assumptions:

June 2012 Financing	March 31, 2015
Stock price	$1.19
Exercise price	$2.66
Risk-free interest rate	0.56%
Expected remaining term (years)	2.24
Expected volatility	58%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	March 31, 2015
Stock price	$1.19
Exercise price	$9.92
Risk-free interest rate	0.26%
Expected remaining term (years)	1.13
Expected volatility	41%
Dividend yield	—
Warrants outstanding	2,256,929

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and six months ended March 31, 2014 and 2015 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of March 31, 2015, the Company leased three facilities in Danbury, Connecticut.

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

Rent expense for the three and six months ended March 31, 2015 was $167 and $333, respectively. In comparison, rent expense for the three and six months ended March 31, 2014, was $145 and $310, respectively.

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

Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred were $0 for the three and six months ended March 31, 2015 and $57 and $98, respectively for the three and six months ended March 31, 2014.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred were $0 for the three and six months ended March 31, 2015 and $150 and $206 respectively, for the three and six months ended March 31, 2014.

The Company reported grant income of $0 for the three and six months ended March 31, 2015 and $207 and $304 respectively, for the three and six months ended March 31, 2014.

10. Subsequent Events

2015 Public Offering

On April 20, 2015, after the completion of its second fiscal quarter, the Company completed an underwritten public offering of 37,500,000 shares of its common stock (which includes the full exercise of the underwriter's option to purchase 4,891,304 shares to cover overallotments), at a price to the public of $0.92 per share. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses of $32,069.

On April 14, 2015, the Company provided written notice of termination of the Purchase Agreement pursuant to the terms of the agreement. The termination became effective on April 16, 2015. (See Note 7)

FORWARD-LOOKING STATEMENTS

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

•the success of our formulation development work to improve the stability of our newer ultra-rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and pharmacodynamic characteristics;

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

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to properly manufacture our products in our final dosage form and in the quantities we may require;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and in our other subsequent public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have completed a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device. In the Phase 1 clinical trial, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-961 were statistically indistinguishable from the two comparator glucagon formulations marketed by Eli Lilly and Novo Nordisk. In April 2015, we announced results from a formative human factors study of our GEM product candidate in which the GEM device demonstrated a substantial improvement in ease-of-use, frequency of successful administration and reduction in the error rate when compared to the commercially available glucagon kits. We intend to complete a summative human factors study and pivotal trial for our GEM product candidate by the end of calendar year 2015 and submit a New Drug Application, or NDA, to the FDA in mid-2016.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was evaluated in a Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. More recently, we have developed BIOD-531, a concentrated ultra-rapid-acting insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins. We intend to initiate, in the second calendar quarter of 2015, a multi-dose Phase 2 clinical trial in Type 2 diabetes patients with moderate insulin resistance who will receive BIOD-531 or Humalog® Mix 75/25 twice daily for a total of 18 weeks.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we are using our proprietary excipients to develop analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, more recently, our April 2015 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and our equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC. We may issue shares of our common stock pursuant to our agreement with MLV in the future. On April 14, 2015, we provided written notice of termination of our equity line purchase agreement with LPC, pursuant to the terms of the agreement. The termination became effective on April 16, 2015. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $4.4 million and $9.0 million for the three and six months ended March 31, 2015.

As of March 31, 2015 we had approximately $17.8 million in cash and cash equivalents and on April 20, 2015, we closed our previously-announced underwritten public offering, which resulted in net proceeds of an additional $32.1 million, compared to $24.6 million in cash and cash equivalents as of September 30, 2014. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the first calendar quarter of 2017.

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

We intend to focus our research and development efforts on conducting a summative human factors study and pivotal clinical trial in support of an NDA for our GEM product, as well as conduct a multi-dose Phase 2 clinical trial with BIOD-531. We anticipate that our research and development expenses for the fiscal year ending September 30, 2015 will increase as compared to the fiscal year ended September 30, 2014, as we continue to:

•undertake manufacturing activities to conduct the development work necessary to finalize the formulation and design of our GEM product candidate and in support of clinical trials with that product candidate;

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

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 award was intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award was for two years and totaled $582 thousand. The September 2012 award was intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award was for two years and totaled $583 thousand. For the three and six months ended March 31, 2014 and 2015, $207 and $304 of grant income was recognized respectively. As of September 30, 2014, all grant income was earned and recorded.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
	(in thousands)
Research and development expenses:
Preclinical expenses	$1,051	$1,020	$2,850	$1,990
Manufacturing expenses	1,660	628	2,330	1,494
Clinical/regulatory expenses	1,546	1,269	2,818	2,840
Total	$4,257	$2,917	$7,998	$6,324

The following table illustrates, for the three and six months ended March 31, 2014 and 2015, our research and development costs by project.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Ultra-rapid-acting insulin formulations:
RHI	$200	$1	$396	$11
Analog	410	(3)	1,140	156
Glucagon Emergency Management (GEM)	2,023	910	2,901	1,957
BIOD-531	538	1,011	1,397	2,185
Other	1,086	998	2,164	2,015
Total	$4,257	$2,917	$7,998	$6,324

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

•the success of our formulation development work to improve the stability of our newer ultra-and rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and pharmacodynamic characteristics;

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

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to manufacture our products in our final dosage form and in the quantities we may require;

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

A change in the outcome of any of these variables with respect to the development of ultra-rapid-acting insulin formulations or our liquid glucagon formulation, could mean a significant change in the costs and timing associated with product development

General and Administrative Expenses

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

We anticipate that our general and administrative core expenses in the fiscal year ending September 30, 2015 will remain substantially the same as in the fiscal year ended September 30, 2014 as we continue to focus our efforts on product formulation activities and begin advancing our product candidates into later stage clinical trials, including Phase 3 pivotal trials. Over the longer term, however, these expenses could increase as we prepare to file an NDA in support of our GEM product candidate and, possibly, commence pre-commercialization activities.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015

Revenue. We did not recognize any revenue during the three months ended March 31, 2014 or 2015.

Research and Development Expenses.

	Three Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Research and Development	$4,257	$2,917	$1,340	31.5%

Research and development expenses were $2.9 million for the three months ended March 31, 2015, a decrease of $1.3 million, or approximately 31.5%, from $4.3 million for the three months ended March 31, 2014. This decrease was primarily due to a $1.0 million reduction in device development expenses and a decrease of $0.3 million in clinical trial costs. Stock-based compensation included in research and development expenses were $0.1 million for the three months ended March 31, 2015 and the three months ended March 31, 2014.

General and Administrative Expenses.

	Three Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
General and Administrative	$1,731	$1,611	$120	6.9%

General and administrative expenses were approximately $1.6 million for the three months ended March 31, 2015, a decrease of $0.1 million, or 6.9%, from $1.7 million for the three months ended March 31, 2014. Stock-based compensation expenses were $0.2 million for both the three months ended March 31, 2015 and March 31, 2014.

Interest and Other Income.

	Three Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Interest and Other Income	$13	$7	$6	46.2%

Interest and other income was $7 thousand for the three months ended March 31, 2015, compared to $13 thousand for the three months ended March 31, 2014.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$426	$(166)	$592	139.0%

The change to fair value of common stock warrant liability during the three months ended March 31, 2015 was primarily a result of a decrease in the price of our common stock from $1.33 per share as of December 31, 2014 to $1.19 per share as of March 31, 2015. The change to fair value of common stock warrant liability during the three months ended March 31, 2014 was primarily a result of an increase in the price of our common stock from $2.28 per share as of December 31, 2013 to $2.73 per share as of March 31, 2014.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Net loss	$(6,198)	$(4,356)	$1,842	29.7%
Net loss per share	$(0.29)	$(0.18)

Net loss was $4.4 million, or $(0.18) per share, for the three months ended March 31, 2015, compared to $6.2 million, or $(0.29) per share, for the three months ended March 31, 2014. The decrease in net loss was primarily attributable to the decreased expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2015

Revenue. We did not recognize any revenue during the six months ended March 31, 2014 or 2015.

Research and Development Expenses.

	Six Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Research and Development	$7,998	$6,324	$1,674	20.9%

Research and development expenses were $6.3 million for the six months ended March 31, 2015, a decrease of $1.7 million, or 20.9%, from $8.0 million for the six months ended March 31, 2014. This decrease was primarily due to a $1.1 million decrease in device development expense and a decrease in animal studies and API of $1.0 million, offset by an increase of $0.5 million in clinical trial expense.

Research and development expenses for the six months ended March 31, 2014 and 2015 include $0.2 million and $0.1 million, respectively, in stock-based compensation expense.

General and Administrative Expenses.

	Six Months Ended March 31,		Increase
	2014	2015	$	%
	(in thousands)
General and Administrative	$3,127	$3,444	$317	10.1%

General and administrative expenses were approximately $3.4 million for the six months ended March 31, 2015, an increase of $0.3 million, or 10.1%, from $3.1 million for the six months ended March 31, 2014. This increase was primarily due to an increase in professional fees of $0.4 million offset by a decrease in depreciation expense $0.1 million. General and administrative expenses for the six months ended March 31, 2014 and 2015 include $0.4 million and $0.3 million, respectively, in stock-based compensation expense.

Interest and Other Income.

	Six Months Ended March 31,		Decrease
	2014	2015	$	%
	(in thousands)
Interest and Other Income	$29	$16	$13	44.8%

Interest and other income was $16 thousand for the six months ended March 31, 2015, compared to $29 thousand for the six months ended March 31, 2014.

Adjustment to Fair Value of Common Stock Warrant Liability

	Six Months Ended March 31,		Increase
	2014	2015	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(2,161)	$(712)	$1,449	67.1%

The change to fair value of common stock warrant liability during the six months ended March 31, 2015 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.19 per share as of March 31, 2015. The change to fair value of common stock warrant liability during the six months ended

March 31, 2014 was primarily a result of a decrease in the price of our common stock from $3.15 per share as of September 30, 2013 to $2.73 per share as of March 31, 2014.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Increase
	2014	2015	$	%
	(in thousands)
Net loss	$(8,640)	$(9,043)	$403	4.7%
Net loss per share	$(0.41)	$(0.40)

Net loss was $9.0 million, or $(0.40) per share, for the six months ended March 31, 2015 compared to $8.6 million, or $(0.41) per share, for the six months ended March 31, 2014. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through aggregate gross proceeds of $26.6 million from our private financing transactions that we completed prior to our initial public offering. We received an aggregate of approximately $239.8 million from our initial public offering in May 2007, our follow-on offering in February 2008, our registered direct offerings in August 2010 and May 2011, our private placement in June 2012, our public offering in June 2013, our sales agreement with MLV, our purchase agreement with LPC, and our public offering in April 2015.

At March 31, 2015, we had cash and cash equivalents totaling approximately $17.8 million, and on April 20, 2015, we closed our previously-announced underwritten public offering, which resulted in net proceeds of an additional $32.1 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $9.0 million for the six months ended March 31, 2015 and $11.1 million for the six months ended March 31, 2014. This decrease was primarily due to decreased clinical trial expenses during the period.

Net cash used in investing activities was $19 thousand for the six months ended March 31, 2015 and $32 thousand for the six months ended March 31, 2014. This decrease was primarily due to a decrease in the purchase of laboratory equipment.

Net cash provided by financing activities was $2.2 million for the six months ended March 31, 2015 and $58 thousand for the six months ended March 31, 2014. Net cash provided by financing activities for the six months ended March 31, 2015 reflect proceeds from the sale of our common stock through our equity line, ATM and our employee stock purchase plan. Net cash provided by financing activities for the six months ended March 31, 2014 reflect proceeds from employees exercising options and proceeds from the sale of our common stock through our employee stock purchase plan.

Funding Requirements

We believe that our existing cash and cash equivalents at April 30, 2015 will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the first calendar quarter of 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

•the success of our formulation development work to improve the stability of our newer ultra-and rapid-acting insulin analog-based formulations while maintaining the pharmacokinetic and pharmacodynamic characteristics;

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

•the degree of clinical utility of our product candidates, particularly with regard to our ultra-rapid-acting insulin formulations;

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to manufacture our products in our final dosage form and in the quantities we may require;

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

We do not anticipate generating product revenue for the next few years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Other than our agreement with MLV, we do not currently have any commitments for future external funding.

Currently, there are warrants outstanding from our May 2011 Offering and our 2012 Private Placement which have exercise prices of $9.92 and $2.66, respectively.  These warrants will expire, if unexercised, on May 17, 2016 and June 26, 2017, respectively.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the description of the sale of common stock during the quarter ended March 31, 2015 pursuant to the Company's Purchase Agreement with LPC set forth in Note 7 to the condensed consolidated financial statements set forth in this Quarterly Report on Form 10Q.

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODEL INC.

Dated: May XX, 2015	By:	/s/ Gary Gemignani
Gary Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.