Form 10-Q/A
period 2015-03-31
Biodel Inc
filed 2015-06-01
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

BIODEL INC.

EXPLANATORY NOTE

Biodel Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 7, 2015, solely to correct the dates on the Signature page and Exhibits 31.01, 31.02, and 32.01. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. This Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

BIODEL INC.

Dated: May 7, 2015	By:	/s/ Gary Gemignani
Gary Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.