Form 10-Q
period 2015-06-30
Biodel Inc
filed 2015-08-14
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of July 31, 2015 there were 62,151,202 shares of the registrant's common stock, $0.01 par value, outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2015 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2014 and 2015	2

Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Nine Months Ended June 30, 2015	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2014 and 2015	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

EX-31.01
EX-31.02
EX-32.01 EX-101

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Biodel Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014	June 30, 2015
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$24,588	$44,355
Prepaid and other assets	316	384

Total current assets	24,904	44,739
Property and equipment, net	481	321
Intellectual property, net	40	37

Total assets	$25,425	$45,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$172	$189
Accrued expenses:
Clinical trial expenses	214	575
Payroll and related	958	1,317
Accounting and legal fees	131	308
Other	141	115
Income taxes payable	—	16

Total current liabilities	1,616	2,520

Common stock warrant liability	1,014	183

Total liabilities	2,630	2,703
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 1,950,000 and 1,909,410 issued and outstanding	19	19
Common stock, $.01 par value; 200,000,000 shares authorized; 23,079,543 and 62,151,202 issued and outstanding	231	622
Additional paid-in capital	252,104	286,817
Accumulated deficit	(229,559)	(245,064)

Total stockholders' equity	22,795	42,394

Total liabilities and stockholders' equity	$25,425	$45,097

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	3,628	5,054	11,626	11,378
Government grants	(227)	—	(531)	—
General and administrative	1,348	1,525	4,475	4,969

Total operating expenses	4,749	6,579	15,570	16,347
Other (income) and expense:
Interest and other income	(11)	(18)	(40)	(34)
Adjustment to fair value of common stock warrant liability	(1,548)	(119)	(3,708)	(831)

Loss before tax provision	(3,190)	(6,442)	(11,822)	(15,482)
Tax provision	14	20	23	23

Net loss	(3,204)	(6,462)	(11,845)	(15,505)

Net loss per share — basic and diluted	$(0.15)	$(0.12)	$(0.56)	$(0.46)

Weighted average shares outstanding — basic and diluted	21,118,375	53,893,156	21,100,903	33,895,995

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2014	23,079,543	$231	1,950,000	$19	$252,104	$(229,559)	$22,795
Proceeds from April 2015 public offering	37,500,000	375	—	—	31,774	—	32,149
Proceeds from ATM facility	1,042,714	10	—	—	1,581	—	1,591
Proceeds from equity line	450,000	5			667		672
Preferred stock conversion	40,590		(40,590)				—
Stock-based compensation	—	—	—	—	651	—	651
Proceeds from the sale of stock-ESPP	38,355	1	—	—	40	—	41
Net loss	—	—	—	—	—	(15,505)	(15,505)
Balance, June 30, 2015 (unaudited)	62,151,202	$622	1,909,410	$19	$286,817	$(245,064)	$42,394

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(11,845)	$(15,505)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	211
Stock-based compensation for employees and directors	645	651
Adjustment to fair value of common stock warrant liability	(3,708)	(831)
(Increase) decrease in:
Income taxes receivables	4	5
Grant receivable	(201)	—
Prepaid expenses and other assets	(130)	(73)
Increase (decrease) in:
Accounts payable	128	17
Income taxes payable	(75)	16
Accrued expenses and long term liabilities	(557)	871

Total adjustments	(3,432)	867

Net cash used in operating activities	(15,277)	(14,638)

Cash flows from investing activities:
Purchase of property and equipment	(32)	(48)

Net cash used in investing activities	(32)	(48)

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2014	2015
Cash flows from financing activities:

Options exercised	48	—
Net proceeds from employee stock purchase plan	15	41
Net proceeds from ATM facility	(55)	1,591
Net proceeds from equity line	—	672
Net proceeds from April 2015 public offering	—	32,149

Net cash provided by financing activities	8	34,453

Net (decrease)/increase in cash and cash equivalents	(15,301)	19,767

Cash and cash equivalents, beginning of period	39,781	24,588

Cash and cash equivalents, end of period	24,480	44,355

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—
Income taxes	19	2

Conversion of convertible preferred stock to common stock	$—	$—

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 19, 2014. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

As of September 30, 2014 and June 30, 2015, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2014 and June 30, 2015 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input. The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Description	Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$44,355	$44,355	$—	$—

Subtotal	44,355	44,355	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(183)	—	—	(183)
Subtotal	(183)	—	—	(183)

Total	$44,172	$44,355	$—	$(183)

Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,588	$24,588	$—	$—

Subtotal	24,588	24,588	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(1,014)	—	—	(1,014)
Subtotal	(1,014)	—	—	(1,014)

Total	$23,574	$24,588	$—	$(1,014)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2014	$(1,014)
Decrease in fair value of common stock warrant liability	831
Balance at June 30, 2015	$(183)

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

3. Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expense during the period the costs are incurred. Because all of its product candidates are in relatively early stages of preclinical or clinical development, the Company

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

currently expenses all purchases of pre-launch inventory as research and development, and expects to continue to do so until it can determine the probability of regulatory approval for the applicable product candidate.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107. The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost related to options for the three and nine months ended June 30, 2015 was $165 and $502, respectively. In comparison, the total compensation cost related to options for the three and nine months ended June 30, 2014 was $135 and $645, respectively.

At June 30, 2015, the total compensation cost related to non-vested options not yet recognized was $1,603, which will be recognized over the next five years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the nine months ended June 30, 2015:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2014	2,643,523	$13.15	5	$—
Granted	916,750	1.38	6	—
Forfeited, expired	(123,176)	46.54		—
Outstanding options, June 30, 2015	3,437,097	$8.82	5	—

Exercisable options, June 30, 2015	1,486,645	$17.92	3	$—

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Black-Scholes pricing model assumptions for the three and nine months ended June 30, 2014 and 2015 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Expected life (in years)	—	3.77	3.77-4.75	3.77 - 4.75
Expected volatility	—	61%	70 - 83%	61 - 82%
Expected dividend yield	—	0%	0%	0%
Risk-free interest rate	—	0.87%	0.58 - 0.78%	0.87 - 1.62%
Weighted average grant date fair value	—	$1.13	$2.41	$1.38

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

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Stock compensation expense — RSUs	$—	$51	$54	$135

The following table summarizes RSU activity from October 1, 2014 through June 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at October 1, 2014	—	$—
Changes during the period:
RSUs granted	131,128	1.57
RSUs converted to common stock	—	—
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at June 30, 2015	131,128	$1.57

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering to be withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and nine months ended June 30, 2015 was $10 and $14, respectively. In comparison, for the three and nine months ended June 30, 2014, the Company expensed $2 and $3, respectively.

An aggregate of 525,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of June 30, 2014 and 2015, a total of 383,737 and 370,382 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of June 30, 2014 and 2015, the Company has issued 116,263 and 154,618 shares, respectively, under the Purchase Plan.

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

Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses ("NOLs") if there is more than a 50% change in ownership in the Company within a three-year period. The Company's NOLs will continue to be available to offset taxable income (until such NOLs are either used or expire) subject to the Section 382 annual limitation. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the Section 382 annual limitation in subsequent years. The Company has determined that an ownership change, under Section 382, occurred as of December 31, 2013 and therefore, the ability to utilize its current NOLs is further limited.

The Company has approximately $24 million of NOLs, which, if not used, expire beginning in 2025 through 2035.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company's effective tax rate for the three and nine months ended June 30, 2014 and 2015 was 0% and differs from the federal statutory rate of 34% due to net operating losses. A valuation allowance for the full amount of the deferred tax assets has been established as of June 30, 2014 and 2015.

6. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Common shares underlying warrants issued for common stock	5,006,398	5,006,398	5,006,398	5,006,398
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	1,909,410	1,950,000	1,909,410
Stock options	2,585,160	3,437,097	2,585,160	3,437,097
Restricted stock units outstanding	—	131,128	—	131,128

7. Financings

April 2015 Underwritten Public Offering

On April 20, 2015, the Company completed an underwritten public offering of 37,500,000 shares of its common stock, which included the full exercise of the underwriter's option to purchase 4,891,304 shares to cover overallotments, at a price to the public of $0.92 per share. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses of $32,149.

July 2014 Equity Line Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities were permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by LPC under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company was required to use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by LPC of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no available amount remained under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company could direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock was not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

time of sales, but in no event could the Company sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $1.50 per share (subject to adjustment). The Company could control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. To date, the Company has sold 450,000 shares of common stock, and received proceeds, net of expenses, of $672. In aggregate, the Company has sold 750,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1,161.

On April 14, 2015, the Company provided written notice of termination of the Purchase Agreement pursuant to the terms of the agreement. The termination became effective on April 16, 2015.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $12.4 million from time to time through MLV as the Company's sales agent. To date, the Company has sold 1,042,714 shares of common stock and received proceeds, net of expenses, of $1.6 million. In aggregate, the Company has sold 2,607,535 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4.7 million.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the 2012 Private Placement paid a negotiated price of $2.355. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock, holders of Series B Preferred Stock. will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock.

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

At June 30, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $183. In comparison, the fair value of the warrant liability at September 30, 2014 was $994.

During the three and nine months ended June 30, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $119 and $811, respectively within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to June 30, 2015.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through June 30, 2015:

Balance at September 30, 2014	994
Decrease in fair value of common stock warrant liability	(811)
Balance at June 30, 2015	183

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock was convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder was prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. As of June 30, 2015, all Series A Preferred Stock has been converted into common stock and none is outstanding.

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

At June 30, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $0. In comparison, the fair value of the warrant liability at September 30, 2014 was $20.

During the three and nine months ended June 30, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $0 and $20, respectively within Other (income), to reflect a decrease in the valuation of the warrants from September 30, 2014 to June 30, 2015.

The following summarizes the changes in value of the warrant liability from September 30, 2014 through June 30, 2015:

Balance at September 30, 2014	$20
Decrease in fair value of common stock warrant liability	(20)
Balance at June 30, 2015	$—

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of June 30, 2015, the fair value of the warrants issued in the 2012 Private Placement and the May 2011 Offering.

As of June 30, 2015, the Company estimated such fair value using the following assumptions:

June 2012 Financing	June 30, 2015
Stock price	$1.03
Exercise price	$2.66
Risk-free interest rate	0.64%
Expected remaining term (years)	1.99
Expected volatility	57%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	June 30, 2015
Stock price	$1.03
Exercise price	$9.92
Risk-free interest rate	0.28%
Expected remaining term (years)	0.88
Expected volatility	39%
Dividend yield	—
Warrants outstanding	2,256,929

Risk-Free Interest Rate. This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Term of Warrants. This is the period of time over which the warrant is expected to remain outstanding and is based on management's estimate of the remaining contractual life.

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2014 and 2015 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of June 30, 2015, the Company leased three facilities in Danbury, Connecticut.

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

Rent expense for the three and nine months ended June 30, 2015 was $166 and $499, respectively. In comparison, rent expense for the three and nine months ended June 30, 2014, was $165 and $476, respectively.

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

9. Government Grants

Grants received are recognized as grant income when the grants become receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The Company requests cash funding under approved grants as expenses are incurred (not in advance) and reports these receipts on the statement of operations as a separate line item entitled "Government Grants." The corresponding expenses are included in research and development expenses. In July and September 2012, the Company was awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. Both awards were for two years and totaled approximately $582 and $583, respectively.

Work on the grant for the development of a concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred were $0 for the three and nine months ended June 30, 2015 and $69 and $167, respectively for the three and nine months ended June 30, 2014.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred were $0 for the three and nine months ended June 30, 2015 and $158 and $364 respectively, for the three and nine months ended June 30, 2014.

The Company reported grant income of $0 for the three and nine months ended June 30, 2015 and $227 and $531 respectively, for the three and nine months ended June 30, 2014.

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

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them and the timelines communicated to us, including Unilife Medical Solutions, Inc., or Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for conducting pivotal clinical trials and stability studies necessary for submitting an NDA to the FDA;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical and regulatory challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

•our ability to develop, with the assistance of third party device manufacturers, one or more pen injection devices or syringes for use with BIOD-531 and our other ultra-rapid-acting insulin product candidates, which we believe will be necessary for the product candidates to be commercially successful;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization or auto-injection device technologies that could enable highly portable, easy to use presentations;

•the ability of our contract manufacturing organizations or collaborators to properly manufacture our products in our final dosage form and in the quantities and timeframes we may require;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of our report on Form 10-K for the fiscal year ended September 30, 2014 and other subsequent filings with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty biopharmaceutical company focused on the development and commercialization of innovative treatments for diabetes that may be safer, more effective and more convenient for patients. We develop our product candidates by applying our formulation technologies to existing drugs in order to improve their therapeutic profiles. Our glucagon formulations and presentations are designed to be stable at room and refrigerated temperatures and are intended for use by caregivers with little to no medical training as a rescue treatment for diabetes patients experiencing severe hypoglycemia. Our proprietary insulin formulations are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. We refer to these as "ultra-rapid-acting" insulin formulations.

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

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have completed a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device. In the Phase 1 clinical trial, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-961 were statistically indistinguishable from the two comparator glucagon formulations marketed by Eli Lilly and Novo Nordisk. In April 2015, we announced results from a formative human factors study of our GEM product candidate in which the GEM device demonstrated a substantial improvement in ease-of-use, frequency of successful administration and reduction in the error rate when compared to the commercially available glucagon kits. Previously, we anticipated that we would be receiving registration batches for the GEM product candidate toward the end of the 2015 calendar year.  We have recently learned that we will be receiving the registration batches no sooner than the third calendar quarter of 2016.  The manufacture of the registration batches is required for the clinical study and stability studies required for submission of our NDA to the FDA, and the submission will therefore be delayed as well.   Furthermore, Biodel and Unilife are engaged in ongoing discussions relating to contract requirements.  Until such time as we are able to resolve these outstanding issues, if at all, we will be unable to accurately predict the development timetable for our GEM product candidate.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. For example, BIOD-123, which was evaluated in a Phase 2 clinical trial, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. More recently, we have developed BIOD-531, a concentrated ultra-rapid-acting insulin formulation. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and, like BIOD-123, is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins and comparable or superior to that of existing rapid-acting insulin analogs. In the second calendar quarter of 2015, we initiated a multi-dose Phase 2 clinical trial in Type 2 diabetes patients with moderate insulin resistance who will receive BIOD-531 or Humalog® Mix 75/25 twice daily during the treatment period. Enrollment in this clinical trial has been suspended in response to a request from the FDA for additional data relating to the dosing accuracy of the investigational U-400 syringes used to deliver BIOD-531. We have completed additional testing of the syringes that we believe addresses the concerns raised by the FDA. If we receive authorization from the FDA to proceed with the clinical trial as planned, we intend to reopen enrollment and complete the clinical trial later in calendar year 2016.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we are using our proprietary excipients to develop analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our April 2015 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and our since-terminated equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC. We may issue shares of our common stock pursuant to our agreement with MLV in the future. On April 14, 2015, we provided written notice of termination of our equity line purchase agreement with LPC, pursuant to the terms of the agreement. The termination became effective on April 16, 2015. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $6.5 million and $15.5 million for the three and nine months ended June 30, 2015.

As of June 30, 2015 we had approximately $44.4 million in cash and cash equivalents, compared to $24.6 million in cash and cash equivalents as of September 30, 2014. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the first calendar quarter of 2017.

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

We intend to focus our research and development efforts on conducting a summative human factors study and pivotal clinical trial in support of an NDA for our GEM product, as well as conduct a multi-dose Phase 2 clinical trial with BIOD-531. We anticipate that our research and development expenses for the fiscal year ending September 30, 2015 will increase as compared to the fiscal year ended September 30, 2014, as we continue to:

•conduct the development work with our third party collaborators necessary to produce validation and registration batches of our GEM product candidate to support the submission of an NDA with the FDA;

•conduct clinical trials with our GEM product candidate, including at least one pivotal clinical trial required for FDA approval of an NDA;

•conduct clinical trials with our BIOD-531 product candidate, including a Phase 2, multi-dose, parallel group, study in patients with Type 2 diabetes;

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

In July and September 2012, we were awarded two National Institutes of Health grants for the development of a concentrated ultra-rapid-acting insulin formulation and a stable glucagon formulation, respectively, for use in an artificial pancreas. The July 2012 award was intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July 2012 award was for two years and totaled $582 thousand. The September 2012 award was intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award was for two years and totaled $583 thousand. For the three and nine months ended June 30, 2014, $227 and $531 of grant income was recognized respectively. As of September 30, 2014, all grant income was earned and recorded.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Research and development expenses:
Preclinical expenses	$952	$858	$3,803	$2,846
Manufacturing expenses	540	667	2,870	2,163
Clinical/regulatory expenses	2,136	3,529	4,953	6,369
Total	$3,628	$5,054	$11,626	$11,378

The following table illustrates, for the three and nine months ended June 30, 2014 and 2015, our research and development costs by project.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Ultra-rapid-acting insulin formulations:
RHI/Analog	$117	$2	$1,653	$169
Glucagon Emergency Management (GEM)	1,071	777	3,972	2,734
BIOD-531	1,378	3,253	2,775	5,437
Other	1,062	1,022	3,226	3,038
Total	$3,628	$5,054	$11,626	$11,378

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM and BIOD-531 product candidates;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for that product candidate;

•the ability and willingness of our existing strategic partners, service providers and suppliers, upon which we rely in the advancement of our product candidates, to meet the obligations set forth in our agreements with them and the timelines communicated to us, including Unilife Medical Solutions, Inc., or Unilife, which is responsible for designing and manufacturing the device intended for use with our GEM product candidate, as well as delivering three registration lots of the filled and finished GEM device required for conducting pivotal clinical trials and stability studies necessary for submitting an NDA to the FDA;

•the results of our real-time stability programs for our glucagon-, RHI-, and insulin analog-based product candidates, including the reproducibility of earlier, smaller scale, stability studies and our ability to accurately project long term stability on the basis of accelerated testing;

•our ability to accurately anticipate technical and regulatory challenges that we may face in the development of our glucagon-, RHI-, and insulin analog-based product candidates;

•our ability to develop, with the assistance of third party device manufacturers, one or more pen injection devices or syringes for use with BIOD-531 and our other ultra-rapid-acting insulin product candidates, which we believe will be necessary for the product candidates to be commercially successful;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization or auto-injection device technologies that could enable highly portable, easy to use presentations;

•the ability of our contract manufacturing organizations or collaborators to properly manufacture our products in our final dosage form and in the quantities and timeframes we may require;

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

A change in the outcome of any of these variables with respect to the development of ultra-rapid-acting insulin formulations or our glucagon formulations, could mean a significant change in the costs and timing associated with product development

General and Administrative Expenses

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control - subject to our business objectives and tax situation. We review this policy as needed, but minimally on an annual basis. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2015.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015

Revenue. We did not recognize any revenue during the three months ended June 30, 2014 or 2015.

Research and Development Expenses.

	Three Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Research and Development	$3,628	$5,054	$1,426	39.3%

Research and development expenses were $5.1 million for the three months ended June 30, 2015, an increase of $1.4 million, or approximately 39.3%, from $3.6 million for the three months ended June 30, 2014. This increase was primarily due to a $1.3 million increase in clinical trial costs and a $0.2 million increase in API costs.

Stock-based compensation included in research and development expenses were $0.1 million for the three months ended June 30, 2015 and the three months ended June 30, 2014.

General and Administrative Expenses.

	Three Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
General and Administrative	$1,348	$1,525	$177	13.1%

General and administrative expenses were approximately $1.5 million for the three months ended June 30, 2015, an increase of $0.2 million, or 13.1%, from $1.3 million for the three months ended June 30, 2014. Stock-based compensation expenses were $0.2 million for the three months ended June 30, 2015 and $0.1 million for the three months ended June 30, 2014.

Interest and Other Income.

	Three Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Interest and Other Income	$11	$18	$7	63.6%

Interest and other income was $18 thousand for the three months ended June 30, 2015, compared to $11 thousand for the three months ended June 30, 2014.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(1,548)	$(119)	$1,429	92.3%

The change to fair value of common stock warrant liability during the three months ended June 30, 2015 was primarily a result of a decrease in the price of our common stock from $1.19 per share as of March 31, 2015 to $1.03 per share as of June 30, 2015. The change to fair value of common stock warrant liability during the three months ended June 30, 2014 was primarily a result of a decrease in the price of our common stock from $2.73 per share as of March 30, 2014 to $2.16 per share as of June 30, 2014.

Net Loss and Net Loss per Share

	Three Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Net loss	$(3,204)	$(6,462)	$3,258	101.7%
Net loss per share	$(0.15)	$(0.12)

Net loss was $6.5 million, or $(0.12) per share, for the three months ended June 30, 2015, compared to $3.2 million, or $(0.15) per share, for the three months ended June 30, 2014. The increase in net loss was primarily attributable to the increased expenses described above. We expect our losses to continue for the foreseeable future as we continue our development efforts.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2015

Revenue. We did not recognize any revenue during the nine months ended June 30, 2014 or 2015.

Research and Development Expenses.

	Nine Months Ended June 30,		Decrease
	2014	2015	$	%
	(in thousands)
Research and Development	$11,626	$11,378	$248	2.1%

Research and development expenses were $11.4 million for the nine months ended June 30, 2015, a decrease of $0.3 million, or 2.1%, from $11.6 million for the nine months ended June 30, 2014. This decrease was primarily due to a $0.9 million decrease in device development expenses and a decrease in research expenses of $0.6 million. The decrease in research expenses was primarily attributable to reduced preclinical study expenses and reduced purchases of API, which were offset by an increase of $1.3 million in clinical trial expense.

Stock-based compensation included in research and development expenses were $0.2 million for the nine months ended June 30, 2015 and June 30, 2014.

General and Administrative Expenses.

	Nine Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
General and Administrative	$4,475	$4, 969	$494	11.0%

General and administrative expenses were approximately $5.0 million for the nine months ended June 30, 2015, an increase of $0.5 million, or 11.0%, from $4.5 million for the nine months ended June 30, 2014. This increase was primarily due to an increase in professional fees of $0.5 million. Stock-based compensation included in general and administrative expenses were $0.4 million for the nine months ended June 30, 2015 and June 30, 2014.

.

Interest and Other Income.

	Nine Months Ended June 30,		Decrease
	2014	2015	$	%
	(in thousands)
Interest and Other Income	$40	$34	$6	15.0%

Interest and other income was $34 thousand for the nine months ended June 30, 2015, compared to $40 thousand for the nine months ended June 30, 2014.

Adjustment to Fair Value of Common Stock Warrant Liability

	Nine Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(3,708)	$(831)	$2,877	77.6%

The change to fair value of common stock warrant liability during the nine months ended June 30, 2015 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.03 per share as of June 30, 2015. The change to fair value of common stock warrant liability during the nine months ended June 30, 2014 was primarily a result of a decrease in the price of our common stock from $3.15 per share as of September 30, 2013 to $2.16 per share as of June 30, 2014.

Net Loss and Net Loss per Share

	Nine Months Ended June 30,		Increase
	2014	2015	$	%
	(in thousands)
Net loss	$(11,845)	$(15,505)	$3,660	30.9%
Net loss per share	$(0.56)	$(0.46)

Net loss was $15.5 million, or $(0.46) per share, for the nine months ended June 30, 2015 compared to $11.8 million, or $(0.56) per share, for the nine months ended June 30, 2014. We expect our losses to continue for the foreseeable future as we continue our development efforts.

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

At June 30, 2015, we had cash and cash equivalents totaling approximately $44.4 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $14.6 million for the nine months ended June 30, 2015 and $15.3 million for the nine months ended June 30, 2014.

Net cash used in investing activities was $48 thousand for the nine months ended June 30, 2015 and $32 thousand for the nine months ended June 30, 2014. This increase was primarily due to an increase in the purchase of laboratory equipment.

Net cash provided by financing activities was $34.5 million for the nine months ended June 30, 2015 and $8 thousand for the nine months ended June 30, 2014. Net cash provided by financing activities for the nine months ended June 30, 2015 reflect proceeds from the sale of our common stock through our April 2015 public offering, equity line, ATM facility and our employee stock purchase plan. Net cash provided by financing activities for the nine months ended

June 30, 2014 reflect proceeds from employees exercising options and proceeds from the sale of our common stock through our employee stock purchase plan offset by fees associated with our ATM facility .

Funding Requirements

We believe that our existing cash and cash equivalents at June 30, 2015 will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the end of the first calendar quarter of 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Currently, there are warrants outstanding from our May 2011 Offering and our 2012 Private Placement which have per share exercise prices of $9.92 and $2.66, respectively.  These warrants will expire, if unexercised, on May 17, 2016 and June 26, 2017, respectively.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

In August 2015 we entered into our standard indemnity agreement with our director Ms. Arlene Morris and Mr. Gary Gemignani, our Chief Financial Officer. The standard indemnity agreement generally requires the we indemnify our directors and executive officers against any and all expenses in connection with any action which any of our directors and officers may be made a party by reason of the fact that he or she is or was a director or officer, provided that he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.

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

BIODEL INC.

Dated: August 14, 2015	By:	/s/ Gary Gemignani
Gary Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.