Form 10-K
period 2015-09-30
Biodel Inc
filed 2015-12-22
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33451

BIODEL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0136863 (I.R.S. Employer Identification No.)
100 Saw Mill Road Danbury, CT(Address of Principal Executive Offices)	06810 (Zip Code)

Registrant's telephone number, including area code
(203) 796-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $29 million based on the price at which the common stock was last sold on the NASDAQ Capital Market on March 31, 2015.

The number of shares outstanding of the registrant's common stock, as of November 30, 2015, was 64,148,271.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement, or the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2015, for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. With the exception of the portions of the 2016 Proxy Statement expressly incorporated into this

Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

BIODEL INC.

INDEX TO REPORT ON FORM 10-K

		Page
	PART I
Item 1:	Business	5
Item 1A:	Risk Factors	22
Item 1B:	Unresolved Staff Comments	19
Item 2:	Properties	20
Item 3:	Legal Proceedings	20
Item 4:	Mine Safety Disclosures	38
	PART II
Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6:	Selected Financial Data	41
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8:	Financial Statements and Supplementary Data	58
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	58
Item 9A:	Controls and Procedures	58
Item 9B:	Other Information	58
	PART III
Item 10:	Directors, Executive Officers and Corporate Governance	60
Item 11:	Executive Compensation	60
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13:	Certain Relationships and Related Transactions, and Director Independence	60
Item 14:	Principal Accountant Fees and Services	60
	PART IV
Item 15:	Exhibits and Financial Statement Schedules	60

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

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;

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

•our ability to accurately anticipate technical challenges that we may face in the development of our product candidates;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies or delivery devices, that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to timely and properly produce our products in our final dosage form and in the quantities we may require;

•our ability to secure adequate supplies of active pharmaceutical ingredients to support our product development programs and, if successful, the commercialization one or more product candidates;

•our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

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

Our lead glucagon product candidate is a glucagon emergency management, or GEM, drug-device combination that is intended to treat diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. GEM is comprised of lyophilized glucagon and an aqueous diluent in a proprietary injection device from Unilife Medical Solutions, Inc., or Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. GEM is designed with the goal of optimizing its ease of use for patient caregivers in an emergency.

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have completed a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device. In the Phase 1 clinical trial, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-961 were statistically indistinguishable from the two comparator glucagon formulations marketed by Eli Lilly and Novo Nordisk. In April 2015, we announced results from a formative human factors study of our GEM product candidate in which the GEM device demonstrated a substantial improvement in ease-of-use, frequency of successful administration and reduction in the error rate when compared to the commercially available glucagon kits. Despite these advancements, the timing of the development program for our GEM product candidate is uncertain. Further progress requires at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year.  However, Unilife has informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them have been unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. BIOD-531, a concentrated ultra-rapid-acting insulin formulation, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins and comparable or superior to that of existing rapid-acting insulin analogs.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we have used our proprietary excipients to develop pre-clinical analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

In December 2015, we announced that our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. We intend to retain an advisor to assist us in the process of evaluating our strategic alternatives.

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

Our Development of a Glucagon Rescue Product

We believe that the complexity of the currently available rescue kits and the training required for proper administration of glucagon using those kits has resulted in the underuse of glucagon as a rescue treatment for diabetes patients experiencing severe hypoglycemia. In June 2013, we announced plans to develop our GEM product candidate in collaboration with Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. The GEM device is designed with the goal of optimizing its ease of use for patient caregivers in an emergency.

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

We submitted an IND to the FDA for our GEM product candidate in the third calendar quarter of 2014. In the first calendar quarter of 2015, we announced topline results from Study 6-101, a Phase 1 clinical trial that assessed the pharmacokinetic and pharmacodynamic profiles of BIOD-961 compared to both of the marketed glucagon rescue formulations. Study 6-101 was a randomized, single-center, double blind, six-period cross over study in 15 healthy volunteers who received each glucagon administered subcutaneously and intramuscularly in a randomized treatment sequence. The objectives of the clinical trial were to compare the pharmacokinetic and pharmacodynamic profiles, as well as to assess safety profiles, of the three test glucagons. Although Study 6-101 was designed as an exploratory comparison, standard regulatory criteria for bioequivalence were satisfied when comparing BIOD-961 to Eli Lilly's Glucagon Emergency Rescue Kit and Novo Nordisk's GlucaGen® HypoKit™. Nausea was the most common adverse event for all glucagon formulations. The incidence of adverse events was similar among treatments.

In the second calendar quarter of 2015, we announced results from a formative human factors study of the GEM device. The study was designed to compare the usability and performance of the GEM device to the currently marketed glucagon kits under simulated emergency conditions and to determine the impact of previous experience with the glucagon kits and training. The study was conducted with a total of 24 volunteers, split across three participant groups. The first group consisted of eight caregivers of diabetic patients and first responders, all of whom were familiar with at least one of the marketed glucagon kits. The second group consisted of eight caregivers of diabetic patients and first responders who had no previous experience with the marketed glucagon kits. The third group consisted of eight adults with no relationship to a diabetes patient and who had no previous experience with the marketed glucagon kits. With each of these groups, the GEM device demonstrated the potential for a substantial improvement in ease-of-use and successful delivery of rescue glucagon in an emergency when compared to the marketed products. All participants who were asked to compare the GEM device to the commercial glucagon kits preferred the GEM device.

Given the positive results from Study 6-101 and the formative human factors study described above, we intend to finalize the design of the GEM device and conduct a pivotal clinical trial with BIOD-961 delivered to clinical trial participants in the proposed commercial GEM device. The pivotal clinical trial would assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961 compared to one of the marketed glucagon rescue formulations. However, the timing of the development program for our GEM product candidate is uncertain. Further progress requires that Unilife deliver to us at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year. However, Unilife informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them were unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair

Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

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

Based upon the complete response letter and subsequent feedback that the FDA provided to us, we decided to study newer RHI-based formulations in earlier stage clinical trials. In the third calendar quarter of 2012 we began enrolling patients in a Phase 2 clinical trial of BIOD-123, a newer ultra-rapid-acting insulin formulation that combines RHI with EDTA, citrate and magnesium sulfate. The addition of magnesium sulfate was intended to improve the formulation's tolerability upon injection, as compared to Linjeta™. The clinical trial was a randomized, open label, parallel group study conducted at 32 investigative centers in the United States. In the clinical trial, 132 patients with Type 1 diabetes were randomized to receive either BIOD-123 or Humalog® to use as their mealtime insulin during an 18-week treatment period. Both arms of the study used insulin glargine, sold as Lantus®, as the basal insulin. The clinical trial was designed to evaluate HbA1c control as the primary endpoint, and secondary endpoints included postprandial glucose excursions, glycemic variability, hypoglycemic event rates and weight changes. Following randomization, subjects entered a six-

week dose titration period during which basal insulin and then prandial insulin doses were titrated in order to reach standard ADA recommended preprandial glucose targets. Upon completion of the titration period, patients entered a "relative stable dosing period" for an additional 12 weeks.

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

Study 3-152— Phase 2a clinical trial comparing BIOD-531 to Humalog® Mix 75/25 and Humulin® R U-500 in diabetes patients who use between 50 and 110 units of insulin per day. In August 2014, we announced the results from Study 3-152, a Phase 2a clinical trial comparing BIOD-531 to the marketed products Humalog® Mix 75/25 and Humulin® R U-500. Study 3-152 assessed glucose profiles of Type 2 diabetic subjects who use between 50 and 110 units of insulin per day after a single subcutaneous injection of 0.6 U/kg doses of the study drugs administered with a standardized breakfast on separate days in a randomized four arm cross-over sequence in which subjects received pre-meal BIOD-531, pre-meal Humalog® Mix 75/25, pre-meal Humulin® R U-500 and post meal BIOD-531. In order to assess the duration of glucose lowering, subjects received a standardized lunch at 330 minutes (5.5 hours) after test insulin dosing at breakfast, but with no insulin administered at that time. Blood glucose levels were measured every five minutes during the 720 minutes (12 hours) after test insulin dosing at breakfast. Topline results from the clinical study were as follows:

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

Study 3-151— Phase 2a clinical trial comparing BIOD-531 to Humalog® Mix 75/25 and Humulin® R U-500 in diabetes patients who use greater than 150 units of insulin per day or greater than 100 units of insulin at a single dosing session. In January 2015, we announced the results from Study 3-151, a Phase 2a clinical trial comparing BIOD-531 to the marketed products Humalog® Mix 75/25 and Humulin® R U-500. Study 3-151 assessed glucose profiles of diabetic subjects who use greater than 150 units of insulin per day or greater than 100 units of insulin at a single dosing session. During each visit, subjects in the clinical trial received three standardized meals and two doses of the study drug, one dose with breakfast and the other dose with dinner. Blood glucose levels were measured over a period of 24 hours. Topline results from the clinical study were as follows:

•When comparing 1.2 U/kg and 0.8 U/kg doses of BIOD-531 and Humalog ® Mix 75/25 administered prior to breakfast and dinner, respectively, BIOD-531 was associated with superior glucose control during the post-breakfast period (the primary efficacy endpoint for the study) and throughout the 24-hour period of observation. BIOD-531 administered before breakfast achieved significantly lower mean glucose concentrations than did Humalog® Mix 75/25 administered before breakfast. The mean glucose concentration in the 330 minutes after breakfast was 164.6 ± 11.8 mg/dl with BIOD-531 treatment compared to 179.9 ± 10.0 mg/dl with Humalog® Mix 75/25 treatment (p=0.009). The percentage of glucose readings within the target range of 70-180 mg/dl in this post-breakfast period was increased following BIOD-531 treatment (65.3 ± 10.4%) compared to Humalog® Mix 75/25 treatment (49.0 ± 9.0%, p=0.004). Mean glucose concentrations were also significantly improved in the period from breakfast to dinner with pre-meal BIOD-531. Over the course of the breakfast to dinner period, pre-meal BIOD-531 was associated with an average glucose concentration of 165.0 ± 14.8 mg/dl compared to 184.9 ± 12.9 mg/dl with Humalog® Mix 75/25 treatment (p=0.007). The percentage of glucose readings within the target range of 70-180 mg/dl in this breakfast to dinner period was increased following BIOD-531 treatment (67.0 ± 10.7%) compared to Humalog® Mix 75/25 treatment (49.0 ± 9.7%, p=0.011).

•When comparing 1.2 U/kg and 0.8 U/kg doses of BIOD-531 and Humulin® R U-500 administered prior to breakfast and dinner, respectively, BIOD-531 was also associated with superior post-breakfast glucose control. Mean glucose concentrations in the 330 minutes after the standardized breakfast were 164.6 ± 11.8 mg/dl with BIOD-531 treatment compared to 178.0 ± 7.3 mg/dl with Humulin® R U-500 treatment (p=0.019). Over the course of the entire period of observation, glucose concentrations for BIOD-531 were similar to that seen with Humulin® R U-500 treatment.

•When comparing 1.2 U/kg in the 0.8 units per kilogram doses of BIOD-531 dosed 20 minutes after the start of the standardized breakfast and dinner, respectively, compared to the same doses of Humalog® Mix 75/25 administered prior to breakfast and dinner, BIOD-531 demonstrated superior glucose control over the 24-hour period of observation. Mean glucose concentrations over the 24-hour period were 149.8 ± 11.8 mg/dl for post-meal BIOD-531 treatment compared to 172.6 ± 14.0 mg/dl for pre-meal Humalog® Mix 75/25 treatment (p=0.006). The percentage of readings within the 70-180 mg/dl target range was 71.5 ± 8.1% for post-meal BIOD-531 treatment compared to 55.7 ± 9.9% for pre-meal Humalog® Mix 75/25 treatment (p=0.025). Post-meal dosing of BIOD-531 resulted in similar overall glycemic control as observed with pre-meal Humulin® R U-500 treatment.

•Mean visual analog scores and absolute severity scores were low for all treatment groups, suggesting excellent injection site tolerability. There were no statistically significant differences in the 100 mm visual analog scores among the treatment groups.

In November 2015, we announced the initiation of Study 3-157, a Phase 2a clinical trial to evaluate BIOD-531 against a state-of-the-art basal-bolus insulin regimen and in combination with a GLP-1 analog. Study 3-157 is designed to evaluate glucose control achieved with BIOD-531 in patients with Type 2 diabetes and test the hypothesis that two or three doses of BIOD-531 alone can achieve equivalent glucose control to a commonly used intensive insulin regimen in which two different insulins are injected a total of four times per day. In addition, Study 3-157 is designed to evaluate the clinical efficacy of co-treatment with Victoza®, a leading GLP-1 analog. Pre-clinical studies indicate that BIOD-531 can be stably co-formulated with liraglutide, the active pharmaceutical ingredient in Victoza®.

We intended that the results of Studies 3-150, 3-152 and 3-157, and that of our commercial analysis for BIOD-531, which we conducted with the assistance of an industry consultant, would inform our development program for this product candidate by helping us target the optimal patient populations and commercial opportunity for BIOD-531. Furthermore, we could consider re-commencing enrollment for Phase 2b Study 3-250 in the second calendar quarter of 2016. Study 3-250 is a randomized, open-label, parallel group study in patients with insulin-treated Type 2 diabetes. The clinical trial was temporarily the subject of a partial clinical hold while we addressed a request by the FDA to provide additional data concerning the investigational syringes used to deliver BIOD-531 in the clinical trial. The FDA removed the partial clinical hold in September 2015. However, in December 2015, we announced that our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. As part of this plan, patient enrollment in BIOD-531 Study 3-157 and Study 3-250 is suspended.

In addition to BIOD-531, we have developed pre-clinical ultra-rapid-acting insulin formulations using our proprietary excipients in combination with either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

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

If approved, our GEM product candidate would face significant competition. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several additional glucagon rescue product candidates. Eli Lilly has acquired worldwide rights to a clinical-stage intranasal glucagon product candidate developed by Locemia Solutions, or Locemia, a privately held specialty pharmaceutical company. Locemia's product candidate uses a proprietary glucagon nasal powder formulation that is delivered in a single-use device. Xeris Pharmaceuticals, Inc., or Xeris, is developing a clinical-stage glucagon product candidate that is stabilized using non-aqueous solvents to suppress glucagon fibrillation. At the 2014 Annual Meeting of the American Diabetes Association, Xeris presented data from a Phase 2, double-blind, crossover, comparative pharmacology study in healthy non-diabetic volunteers in which the Xeris candidate formulation demonstrated pharmacodynamic bioequivalence to a marketed comparator (although the pharmacokinetic profiles of the 2 glucagon formulations were significantly different). In April 2015, Xeris announced that it was awarded a Small Business Innovation Research Phase I grant to advance the company's non-aqueous glucagon candidate. Zosano Pharma Corporation, or Zosano, is developing a clinical-stage glucagon formulation delivered intra-dermally by a micro needle patch. In addition, Zealand Pharma A/S, a pharmaceutical company based in Denmark, is developing a clinical-stage glucagon analog that is designed to be more stable than glucagon while maintaining glucagon's clinical efficacy.

Our concentrated ultra-rapid acting insulin product candidate, BIOD-531, if approved, would face significant competition from insulin formulations currently on the market and, potentially, from development stage insulin formulations and other treatment systems. Humulin® R U-500 is commonly used to treat diabetes patients with severe insulin resistance, and pre-mixed insulins, such as Humalog® Mix 75/25, is commonly used to treat diabetes patients and lesser degrees of insulin resistance. Newer combination products may also compete with BIOD-531. For example, a combination of insulin degludec, an ultra-long-acting basal insulin developed by Novo Nordisk, and NovoLog® is approved in Europe and may be approved in the United States within the next few years. Also, combinations of basal insulin and GLP-1 analogs have either been approved or are in later stages of development; these products are believed to offer some measure of postprandial glucose control in addition to the control offered by a basal insulin. Furthermore, Thermalin Diabetes, LLC and Adocia Inc. have announced plans to develop a novel concentrated insulin-analog based formulation with fast absorption.

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

We have terminated an earlier supply agreement with N.V. Organon (subsequently acquired by Amphastar Pharmaceuticals, Inc., a specialty pharmaceutical development and manufacturing company), under which we have purchased the RHI we have used to formulate all of our RHI-based product candidates, including BIOD-

123 and BIOD-531. We intend to use existing supplies of RHI to support the further development BIOD-531, as well as enter into one or more development stage RHI supply agreements, as necessary.

We have entered into a commercial supply agreement with Bachem AG, a Swiss corporation, for the supply of all of the glucagon we will need for the testing and manufacturing of our GEM product candidate. The initial term of our agreement with Bachem AG will expire in July 2017. We believe that the quantities of glucagon that we have rights to acquire under this agreement will be sufficient to allow us to complete our current and anticipated future clinical trials of our glucagon rescue product candidates and to support the potential commercial launch of our GEM product candidate.

We have entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc., a wholly owned subsidiary of Unilife Corporation, to acquire an exclusive, sublicensable, worldwide license to a proprietary device platform of dual-chamber devices for use with glucagon. Under the terms of the agreement, Unilife will develop and be the sole supplier of the device intended for use with our dual-chamber glucagon rescue product candidate. Additionally, Unilife is responsible for delivering three registration lots of the filled and finished GEM device required for submitting an NDA to the FDA. The initial term of our agreement with Unilife Medical Solutions, Inc. will expire in 2028. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged breaches of contract in connection with the GEM program.

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

Employees

At November 30, 2015 we had 24 full time-employees who perform services for us on a regular basis. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth our executive officers, their respective ages and positions as of November 30, 2015:

Name	Age	Position
Dr. Errol B. De Souza	62	President and Chief Executive Officer
Gary G. Gemignani	50	Chief Financial Officer
Paul S. Bavier	43	General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve product commercialization or profitability.

Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $18.7 million for the fiscal year ended September 30, 2015. As of September 30, 2015, we had a deficit accumulated since inception of approximately $248.3 million. We have invested a significant portion of our efforts and financial resources in the development of our RHI- and insulin analog-based ultra-rapid-acting insulin product candidates, including BIOD-123, BIOD-531, BIOD-238, BIOD-250, and our prior Linjeta™ formulation. More recently, we have invested an increasing portion of our efforts and financial resources in the development of our GEM product candidate; however, timing of the development program for our GEM product candidate is uncertain. Further progress requires that Unilife deliver to us at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year.  Unilife has informed us, however, that the projected GEM device development timelines are no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them have been unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

We expect to continue to incur significant operating losses for at least the next several years as we may:

•explore various strategic alternatives with the assistance of an advisor, and possibly execute on one such alternative;

•continue our efforts to confirm the development timelines for the Unilife device intended for use with our GEM product candidate, including through formal legal proceedings;

•pay milestone payments to Unilife in connection with the production and delivery of registration batches of our GEM product candidate to support the submission of an NDA with the FDA;

•conduct later stage clinical trials with our GEM product candidate, including at least one pivotal clinical trial required for FDA approval of an NDA, and commence targeted commercialization activities;

•conduct clinical trials with our BIOD-531 product candidate, including possibly a Phase 2, parallel group study in patients with Type 2 diabetes over several treatment periods;

•conduct the required stability, preclinical and human factors and user acceptability studies to support the approval of the GEM device and one or more insulin injection devices intended for use with BIOD-531; and

•purchase active pharmaceutical ingredients and other materials in support of our product candidates.

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

We are an early stage company with no commercial products. All of our product candidates are in the initial stages of development. Our product candidates will require significant additional clinical development, regulatory approvals and related investment before they can be commercialized. We expect to continue to incur significant research and development expenses as we continue our formulation work and advance these programs through clinical trials. Unless we are successful in consummating a strategic partnership to develop and commercialize an ultra-rapid-acting insulin formulation or a glucagon rescue presentation, we would need to raise substantial additional capital to develop and commercialize competitive products. Such financing may not be available on terms acceptable to us, or at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Based upon our current plans, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our anticipated operating expenses and capital expenditures at least through the first calendar quarter of 2017. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future capital requirements will depend on many factors, including:

•the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM and BIOD-531 product candidates;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA to the FDA for that product candidate;

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

•our ability to accurately anticipate technical challenges that we may face in the development of our product candidates;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies or delivery devices, that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to timely and properly produce our products in our final dosage form and in the quantities we may require;

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

Risks Related to the Development and Commercialization of Our Product Candidates

We have depended heavily on the success of our glucagon emergency rescue and ultra-rapid-acting mealtime insulin development programs.

We have invested a significant portion of our efforts and financial resources in the development of our glucagon emergency rescue and ultra-rapid-acting insulin product candidates. We submitted an IND to the FDA for our GEM product candidate in the third calendar quarter of 2014, and in the first calendar quarter of 2015, we announced positive topline results from Study 6-101, which compared our candidate glucagon formulation, BIOD-961, to the glucagon formulations marketed by Eli Lilly and Novo Nordisk. However, the timing of the development program for our GEM product candidate is dependent the ability of Unilife to deliver to us at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year. However, Unilife informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them were unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

Since November 2010, when the FDA issued a complete response letter to our NDA for our Linjeta™ product candidate, we have studied newer formulations of ultra-rapid-acting insulins in earlier stage clinical trials. Clinical trials of our first two new RHI-based formulations, BIOD-105 and BIOD-107, did not achieve satisfactory results. A subsequent RHI-based formulation, BIOD-123, met the primary non-inferiority endpoint in a Phase 2 clinical trial. To date, however, we have been unable to engage a strategic partner in the advancement of the candidate formulation into later stages of development, and we have no plans to do so on our own. Most recently, we have selected BIOD-531 as our lead candidate for a concentrated ultra-rapid-acting RHI-based formulation based on positive results we observed in early stage clinical trials. The results of our earlier stage clinical trials may not be predictive of results we may generate in later stage clinical trials. We have not studied BIOD-531 in multi-dose outpatient clinical trials, which may be more representative of the product candidate's intended use as a long-term therapy. Additionally, we have manufactured a limited number of larger-scale batches of BIOD-531 from which to generate real-time stability data.

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

Furthermore, the regulatory requirements for any alternate formulation may not meet our expectations or may be different from those applicable to the formulation of Linjeta™ submitted in our NDA. For example, advancing any formulation based on an insulin analog may necessitate our conducting additional toxicology work prior to initiation of clinical trials in the United States. While BIOD-238 and BIOD-250, which are formulated by adding our proprietary excipients to the marketed presentation of Humalog®, were the subject of a Phase 1 clinical trial in Australia, we expect that we would need to conduct toxicology studies before advancing our insulin analog-based formulations into a Phase 1 clinical trial in the United States.

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

We have not completed the development of any products through commercialization. In October 2010, the FDA notified us that it would not approve our NDA for the Linjeta™ formulation, and we subsequently advanced alternate formulations, including BIOD-105, BIOD-107, BIOD-123, BIOD-125, BIOD-238, BIOD-250 and BIOD-531into the clinic and discontinued development of earlier formulations of Linjeta™. The outcomes of preclinical testing and clinical trials of our product candidates may not be predictive of the success of future clinical trials. For example, despite promising preclinical data, BIOD-105 and BIOD-107 did not meet our preferred target product profile in Phase 1 clinical trials, and we discontinued development of these formulations. In addition, interim or preliminary results of a clinical trial do not necessarily predict final results. We cannot assure you that the clinical trials of any of our product candidates will ultimately be successful. New information regarding the safety, efficacy, toleration and stability may arise that may be less favorable than the data observed to date.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials for ultra-rapid-acting insulin or GEM product candidates could occur at any stage of testing. We may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Our ultra-rapid-acting insulin formulations have not yet been shown to be clinically superior to existing rapid-acting insulin analogs or other marketed comparators, such as Humulin® R U-500 and Humalog® Mix 75/25. It may be difficult for us to demonstrate superiority in the future because we anticipate that the primary endpoint of any pivotal clinical trial that we might conduct with an ultra-rapid-acting insulin product candidate would be non-inferiority to the comparator drug product. In addition, we are aware of other companies with expertise in protein stabilization that are developing novel formulations and presentations of stable glucagon. If these formulations and presentations are easier to administer than our GEM product candidate, our GEM product candidate, even if approved by the FDA, may not achieve commercial success.

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

If we are unable to obtain adequate reimbursement from governments or third-party payors for any products that we may develop or if we are unable to obtain acceptable prices for those products, they may not be purchased or used and our potential revenues and prospects for profitability will suffer.

Our potential future revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of any approved product candidates from governmental and other third-party payors, both in the United States and in other markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

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

We currently carry liability insurance that we believe is sufficient to cover us from potential damages arising from past or future clinical trials of our ultra-rapid-acting insulin formulations and other product candidates that we may advance into the clinic. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. If losses from product liability claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed.

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

If approved, our GEM product candidate would face significant competition. Eli Lilly and Novo Nordisk currently market injectable glucagon rescue kit products. We are aware of several additional glucagon rescue product candidates. Eli Lilly has acquired worldwide rights to a clinical-stage intranasal glucagon product candidate developed by Locemia Solutions, or Locemia, a privately held specialty pharmaceutical company. Locemia's product candidate uses a proprietary glucagon nasal powder formulation that is delivered in a single-use device. Xeris Pharmaceuticals, Inc., or Xeris, is developing a clinical-stage glucagon product candidate that is stabilized using non-aqueous solvents to suppress glucagon fibrillation. At the 2014 Annual Meeting of the American Diabetes Association, Xeris presented data from a Phase 2, double-blind, crossover, comparative pharmacology study in healthy non-diabetic volunteers in which the Xeris candidate formulation demonstrated pharmacodynamic bioequivalence to a marketed comparator (although the pharmacokinetic profiles of the 2 glucagon formulations were significantly different). In April 2015, Xeris announced that it was awarded a Small Business Innovation Research Phase I grant to advance the company's non-aqueous glucagon candidate. Zosano Pharma Corporation, or Zosano, is developing a clinical-stage glucagon formulation delivered intra-dermally by a micro needle patch. In addition, Zealand Pharma A/S, a pharmaceutical company based in Denmark, is developing a clinical-stage glucagon analog that is designed to be more stable than glucagon while maintaining glucagon's clinical efficacy.

Our concentrated ultra-rapid acting insulin product candidate, BIOD-531, if approved, would face significant competition from insulin formulations currently on the market and, potentially, from development stage insulin formulations and other treatment systems. Humulin® R U-500 is commonly used to treat diabetes patients with severe insulin resistance, and pre-mixed insulins, such as Humalog® Mix 75/25, is commonly used to treat diabetes patients and lesser degrees of insulin resistance. Newer combination products may also compete with BIOD-531. For example, a combination of insulin degludec, an ultra-long-acting basal insulin developed by Novo Nordisk, and NovoLog® is approved in Europe and may be approved in the United States within the next few years. Also, combinations of basal insulin and GLP-1 analogs have either been approved or are in later stages of development; these products are believed to offer some measure of postprandial glucose control in addition to the control offered by a basal insulin. Furthermore, Thermalin Diabetes, LLC and Adocia Inc. have announced plans to develop a novel concentrated insulin-analog based formulation with fast absorption.

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

Risks Related to Our Dependence on Third Parties

Use of third parties to manufacture our product candidates may increase the risks that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or on a timely basis, or that our contract manufacturers will not be able to manufacture our products in their final dosage form. In any such case, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

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

Under our customization and commercial supply agreement with Unilife, Unilife will develop and be the sole supplier of the GEM device. The initial term of our agreement with Unilife will expire in 2028. However, timing of the development program for our GEM product candidate is uncertain. Further progress requires at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year.  Unilife has informed us, however, that the projected GEM device development timelines are no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them have been unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

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

We have entered into a commercial supply agreement with Bachem AG for the supply of all of the glucagon we will need for the testing and manufacturing of our GEM product candidate. The initial term of our agreement with Bachem AG will expire in July 2017. We believe that the quantities of glucagon that we have rights to acquire under this agreement will be sufficient to allow us to complete our current and anticipated future clinical trials of our GEM product candidate and to support any potential commercial launch of the product candidate.

We have terminated an earlier supply agreement with N.V. Organon (subsequently acquired by Amphastar Pharmaceuticals, Inc., a specialty pharmaceutical development and manufacturing company), under which we have purchased the RHI we have used to formulate all of our RHI-based product candidates. We intend to use existing supplies of RHI to support the further development of BIOD-531, as well as enter into one or more development stage RHI supply agreements, as necessary. We do not have any plans, however, to commit to quantities of RHI that may be required to support the potential commercial launch of one or more of our RHI-based product candidates.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may be subject to certain opposition proceedings conducted in patent and trademark offices challenging the validity of our patents and may become involved in future opposition proceedings challenging the patents of others. For example, in late July 2013, a third party initiated administrative proceedings to oppose two of our more recent patents that have been granted by the European Patent Office in connection with our ultra-rapid-acting insulin formulations. While we were successful in defending the opposition before the Opposition Division of the European Patent Office in October 2014, the decision in those proceedings has been appealed. The defense of intellectual property rights, including patent rights, through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

We are highly dependent on Errol De Souza, our President and Chief Executive Officer and Gary Gemignani, our Chief Financial Officer. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees.

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

Risks Related to Our Common Stock

Our strategic alternatives process may not result in a successful corporate transaction or liquidity event.

We have previously announced that our Board of Directors has approved a plan to explore our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that the aforementioned exploration of strategic alternatives will result in the successful consummation of a liquidity event or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  We do not currently have an investment bank formally engaged with respect to the strategic alternatives process, however, our plan is to engage an investment banking firm with respect to such an engagement.

Our failure to meet continued listing compliance criteria in accordance with Nasdaq Stock Market rules could result in Nasdaq delisting our common stock.

Nasdaq Stock Market listing rules require us to maintain certain closing bid price, stockholders equity, and other financial metric criteria. On September 21, 2015, we received a written notice from the Nasdaq Stock Market LLC, or NASDAQ, indicating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days from August 6, 2015 to September 16, 2015, we no longer meet the minimum bid price requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until March 21, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. In the event we are not in compliance by March 21, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

In the event that we were delisted from the Nasdaq Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on other less liquid trading platforms, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the Nasdaq Capital Market.

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

As a result of our May 2011 registered direct offering and June 2012 private placement, we have outstanding warrants to purchase 2,256,929 shares of our common stock at $9.92 per share and 2,749,469 shares of our common stock at $2.66 per share. The $9.92 per share warrants expire in May 2016 and the $2.66 per share warrants expire in June 2017. We also have outstanding shares of Series B preferred stock that are convertible into 1,909,410 shares of common stock. The exercise of these warrants for, or the conversion of shares of Series B preferred stock into, shares of common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We lease approximately 29,300 square feet of office space and laboratory facilities in Danbury, Connecticut. Our corporate headquarters are located at 100 Saw Mill Road, Danbury, Connecticut, in approximately 19,500 square feet of rentable office space. The lease for our corporate headquarters expires in July 2019. Our laboratory facilities are located at 6 and 8 Christopher Columbus Avenue, Danbury, Connecticut, in approximately 7,200 and 2,600 square feet of rentable laboratory and office space, respectively. The leases for our facilities at 6 and 8 Christopher Columbus Avenue expire in January 2016.

ITEM 3.     LEGAL PROCEEDINGS

In July 2013, a third party initiated administrative proceedings in Munich, Germany before the European Patent Office to oppose two of our patents that have been granted in connection with our ultra-rapid-acting insulin formulations—EP 2 319 500 and EP2 106 790. The opponent was listed as Dr. Armin K. Bohmann. The opponent requested that the patents be revoked, alleging that the subject matter was not patentable, the inventions were not adequately disclosed and the subject matter extended beyond the subject of the applications. In an October 2014 ruling, which the opponent has appealed, the Opposition Division of the European Patent Office found that all claims of both patents are novel and inventive.

In September 2015, we filed a complaint in Superior Court in the State of Connecticut (Judicial District of Danbury) against Unilife. The complaint contains two counts. The First Count seeks injunctive relief pending arbitration of certain contract claims relating to our GEM program. The Second Count seeks compensatory and punitive damages from Unilife based on its alleged violation of the Connecticut Unfair Trade Practices Act in connection with our GEM program. In November 2015, we also filed a demand for arbitration with the American Arbitration Association relating to alleged breaches by Unilife of its contractual obligations to develop and supply the injection device intended for use with our GEM product candidate.

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

The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Capital Market in each of the quarters within our two most recent fiscal years.

Fiscal Quarter Ended	High	Low
December 31, 2013	$3.23	$1.93
March 31, 2014	$3.71	$2.23
June 30, 2014	$2.94	$1.97
September 30, 2014	$2.21	$1.61
December 31, 2014	$1.68	$1.20
March 31, 2015	$2.00	$1.14
June 30, 2015	$1.34	$0.99
September 30, 2015	$1.13	$0.39

Nasdaq Stock Market listing rules require us to maintain certain closing bid price, stockholders equity, and other financial metric criteria. On September 21, 2015, we received a written notice from the Nasdaq Stock Market LLC, or Nasdaq, indicating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days from August 6, 2015 to September 16, 2015, we no longer meet the minimum bid price requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until March 21, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. In the event we are not in compliance by March 21, 2016, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

In the event that we were delisted from the Nasdaq Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on other less liquid trading platforms, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the Nasdaq Capital Market.

Holders

As of November 30, 2015, the number of holders of record of our common stock was 31.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

ITEM 6    SELECTED FINANCIAL DATA

Not required for smaller reporting company filers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead glucagon product candidate is a glucagon emergency management, or GEM, drug-device combination that is intended to treat diabetes patients experiencing severe hypoglycemia, or very low concentrations of blood glucose. GEM is comprised of lyophilized glucagon and an aqueous diluent in a proprietary injection device from Unilife Medical Solutions, Inc., or Unilife. The GEM device is a dual-chamber design that automatically reconstitutes lyophilized glucagon immediately prior to injection and features automatic needle retraction on full dose delivery. GEM is designed with the goal of optimizing its ease of use for patient caregivers in an emergency.

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have completed a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device. In the Phase 1 clinical trial, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-961 were statistically indistinguishable from the two comparator glucagon formulations marketed by Eli Lilly and Novo Nordisk. In April 2015, we announced results from a formative human factors study of our GEM product candidate in which the GEM device demonstrated a substantial improvement in ease-of-use, frequency of successful administration and reduction in the error rate when compared to the commercially available glucagon kits. Despite these advancements, the timing of the development program for our GEM product candidate is uncertain. Further progress requires at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year. However, Unilife has informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them have been unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife.

In addition to our GEM product candidate, we are developing ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. BIOD-531, a concentrated ultra-rapid-acting insulin formulation, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins and comparable or superior to that of existing rapid-acting insulin analogs.

In addition to our RHI-based ultra-rapid-acting insulin formulations, we have used our proprietary excipients to develop pre-clinical analog-based ultra-rapid-acting insulin formulations using either insulin lispro, the active pharmaceutical ingredient in Humalog®, or insulin aspart, the active pharmaceutical ingredient in NovoLog®.

In December 2015, we announced that our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. We intend to retain an advisor to assist us in the process of evaluating our strategic alternatives.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our April 2015 underwritten public offering. In addition, we raised funds pursuant to our At-the-Market Issuance Sales Agreement, or the sales agreement, with MLV & Co. LLC, or MLV, and our stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC.

We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $18.7 million for the year ended September 30, 2015. As of September 30, 2015 we had an accumulated deficit of $248.3 million.

As of September 30, 2015 we had approximately $40.8 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents as of September 30, 2014. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the first calendar quarter of 2017. We believe that future cash expenditures will be partially offset by raising additional capital from capital markets, revenues from research grants and proceeds derived from potential collaborations, including, but not limited to, upfront fees, research and development funding, milestone payments and royalties. We can give no assurances that such funding will, in fact, be realized in the time frames we expect, or at all. We may be required to secure alternative financing arrangements or defer or limit some or all of our research, development or clinical projects.

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

We intend to focus our research and development efforts on conducting preclinical studies and Phase 1 and Phase 2 clinical trials to determine our preferred development, clinical and regulatory program for our ultra-rapid-acting insulin formulations and our glucagon formulations and presentations. We also intend to conduct a pivotal clinical trial in support of an NDA for our GEM product candidate. If we are able to successfully resolve our dispute with Unilife regarding its contractual obligations to supply the registration batches of our GEM product candidate and, subsequently, the commercial supplies of the injection device intended for use with our GEM product candidate, we anticipate that our research and development expenses for the fiscal year ending September 30, 2016 will increase as compared to the fiscal year ended September 30, 2015, as we may:

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

We have used our employee and infrastructure resources across multiple research projects and our drug development programs. A substantial majority of our research and development expenses incurred to date are attributable to our rescue and ultra-rapid-acting insulin programs.

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

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Year Ended September 30, 2015
	2014	2015
	(In thousands)

Preclinical expenses	$4,734	$3,872
Manufacturing expenses	3,403	2,794
Clinical/regulatory expenses	6,057	6,699
Total	$14,194	$13,365

The following table illustrates, for each period presented, our research and development costs by project.

	Year Ended September 30, 2015
	2014	2015
	(In thousands)
Ultra-rapid-acting insulin formulations:
RHI-based	$442	$71
Insulin analog-based	1,377	156
GEM and stable glucagon	5,569	3,783
BIOD-531 and concentrated RHI-based formulations	3,715	6,101
Other	3,091	3,254
Total	$14,194	$13,365

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

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials, human factor studies and manufacturing activities necessary to support the submission of an NDA to the FDA for that product candidate;

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

•our ability to accurately anticipate technical challenges that we may face in the development of our product candidates;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies or delivery devices, that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to timely and properly produce our products in our final dosage form and in the quantities we may require;

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

A change in the outcome of any of these variables with respect to the development of ultra-rapid-acting insulin formulations or our GEM product candidate, could mean a significant change in the costs and timing associated with product development.

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

We anticipate that our general and administrative core expenses in the fiscal year ending September 30, 2016 will remain flat, however, overall general and administrative expenses are subject to ongoing costs of litigation with Unilife. Over the longer term, however, these expenses could increase as we prepare to file an NDA in support of our GEM product candidate and, possibly, commence pre-commercialization activities.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control, subject to our business objectives and tax situation. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy in fiscal year ending September 30, 2016.

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

Share-Based Compensation

Stock Incentive Plan

In March 2013, our stockholders approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2015, we had 3,434,597 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. We have not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

For the year ended September 30, 2015, the share-based compensation expense, including expenses associated with stock options and RSUs, was $0.9 million, of which $0.3 million is reflected in research and development expenses and $0.6 million is reflected in general and administrative expenses. For the year ended September 30, 2014, the share-based compensation expense, including expenses associated with stock options and RSUs, was $0.8 million, of which $0.3 million is reflected in research and development expenses and $0.5 million is reflected in general and administrative expenses.

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

At September 30, 2014 and 2015, we recorded a 100% valuation allowance against our net deferred tax asset of approximately $62.4 million and $53.3 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2015, we had net operating loss carry-forwards of approximately $31.1 million for U.S. federal tax purposes and $133.5 million for state tax purposes. These loss carry-forwards expire in the period 2025 to 2035. To the extent these net operating loss carry-forwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on a Section 382 analysis review, we determined that an ownership change under Section 382 occurred on December 31, 2013.

We believe that approximately $103.7 million of the $134.8 million federal losses will expire unused as a result of Section 382 limitations. The maximum annual limitation under Section 382 is approximately $0.7 million for 20 years. To the extent our use of net operating loss carry-forwards is limited, future income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could result in decreased net income.

We also have state research and development credit carry-forwards of approximately $0.2 million, which expire commencing in fiscal 2022.

Results of Operations

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

Revenue. We did not recognize any revenue during the years ended September 30, 2015 or 2014.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2014	2015	$	%
	In thousands
Research and Development	$14,194	$13,365	$829	5.8%
Percentage of net loss	100.4%	71.3%

Research and development expenses were $13.4 million for the year ended September 30, 2015, a decrease of $0.8 million, or approximately 5.8%, from $14.2 million for the year ended September 30, 2014. This decrease was primarily attributable to decreases of $0.6 million in expenses associated with payments to Unilife and other external contract manufacturers for the development of our GEM product candidate, a decrease of $0.5 million in animal studies, a decrease in manufacturing costs, including the purchase of active pharmaceutical ingredients, of $0.4 million offset by an increase of $0.7 million in external expenses associated with our clinical trials.

Research and development expenses for each of the years ended September 30, 2015 and 2014 included $0.3 million in stock-based compensation expense related to options granted to employees.

In July and September 2012, we received two National Institutes of Health awards for the development of a concentrated ultra-rapid-acting insulin formulation and glucagon formulation for use in an artificial pancreas. The July 2012 award was intended to fund research to develop a proprietary ultra-rapid-insulin product candidate at high concentrations suited to provide sufficient quantities of insulin in an external artificial pancreas pump device that has limited volume capacity. The July award was for two years and totaled $582 thousand. The September 2012 award was intended to fund research to develop a proprietary glucagon product candidate optimized to algorithmically deliver glucagon as part of a bi-hormonal closed loop system to mitigate hypoglycemic events. The September 2012 award was for two years and totaled $583 thousand. For the year ended September 30, 2014, we reported $167 thousand in government grants for the high concentration ultra-rapid-insulin product candidate and $364 thousand for the glucagon formulation work.

General and Administrative Expenses.

	Year Ended September 30,		Increase
	2014	2015	$	%
	In thousands
General and Administrative	$5,598	$6,402	$804	14.4%
Percentage of net loss	39.6%	34.2%

General and administrative expenses were $6.4 million for the year ended September 30, 2015, an increase of $0.8 million, or 14.4%, from $5.6 million for the year ended September 30, 2014. This increase is primarily attributable to an increase in professional fees of $0.9 million.

General and administrative expenses for the years ended September 30, 2015 and 2014 included $0.6 million and $0.5 million, respectively, in stock-based compensation expense related to options granted to employees and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Increase
	2014	2015	$	%
	In thousands
Interest and Other Income	$49	$52	$3	6.1%
Percentage of net loss	0.35%	0.28%

Interest and other income increased to $52 thousand for the year ended September 30, 2015, from $49 thousand for the year ended September 30, 2014. The increase is primarily due to higher cash balances during the year.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2014	2015	$	%
	In thousands
Adjustments to fair value of common stock warrant liability
May 2011 Warrants	$(1,143)	$(20)	$1,123
June 2012 Warrants	(3,964)	(989)	2,975
Total	$(5,107)	$(1,009)	$4,098	80.2%
Percentage of net loss	36.1%	5.4%

The change in fair value of derivative instruments-warrants of $(5,107) during the year ended September 30, 2014 was primarily a result of the decrease in the price of the common stock from $3.15 per share on September 30, 2013 to $1.67 per share on September 30, 2014. The change in fair value of common stock warrant liability of $(1,009) during the year ended September 30, 2015 was primarily a result of the decrease in the price of the common stock from $1.67 per share at September 30, 2014 to $0.44 per share on September 30, 2015.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Increase
	2014	2015	$	%
	In thousands, except per share amounts
Net loss	$(14,131)	$(18,737)	$4,606	32.6%
Net loss per share	$(0.66)	$(0.46)

Net loss was $18.7 million, or $(0.46) per basic and diluted share, for the year ended September 30, 2015, compared to $14.1 million, or $(0.66) per basic and diluted share, for the year ended September 30, 2014. The increase in net loss was primarily due to a decrease in adjustments to fair value of common stock warrant liability.

Liquidity and Capital Resources

Sources of Liquidity and Cash Flows

As a result of our significant research and development expenditures and the lack of any approved products or other sources of revenue, we have not been profitable and have generated significant operating losses since we were incorporated in 2003. We initially funded our research and development operations through aggregate gross proceeds of $26.6 million from our private financing transactions that we completed prior to our initial public offering. We received an aggregate of approximately $238 million from our initial public offering in May 2007, our follow-on offering in February 2008, our registered direct offerings in August 2010 and May 2011, our private placement in June 2012, our public offering in June 2013, our sales agreement with MLV, purchase agreement with LPC and our public offering in April 2015.

At September 30, 2015, we had cash and cash equivalents totaling approximately $40.8 million. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines.

Net cash used in operating activities was $18.2 million for the year ended September 30, 2015, and $18.7 million for the year ended September 30, 2014. Net cash used in operating activities for the years ended September 30, 2015 and 2014 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in the fair value of the common stock-warrant liability.

Net cash used in/(provided by) investing activities was $(0.01) million for the year ended September 30, 2015 and $0.05 million for the year ended September 30, 2014. Net cash provided by investing activities for the year ended September 30, 2015 reflects the purchase of property and equipment offset by the sale of equipment. Net cash used in investing activities for the year ended September 30, 2014 reflects the purchase of property and equipment.

Net cash provided by financing activities was $34.5 million for the year ended September 30, 2015 and $3.6 million for the year ended September 30, 2014. Net cash provided by financing activities for the year ended September 30, 2015 primarily reflects proceeds from the sale of securities through our April 2015 public offering, our sales agreement with MLV, our purchase agreement with LPC, and through our employee stock purchase plan. Net cash provided by financing activities for the year ended September 30, 2014 primarily reflects proceeds from the sale of securities through our sales agreement with MLV, our purchase agreement with LPC, and through our employee stock purchase plan.

On April 20, 2015, we completed an underwritten public offering of 37,500,000 shares of our common stock, which included the full exercise of the underwriter's option to purchase 4,891,304 shares to cover overallotments, at a price to the public of $0.92 per share. We received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses of $32.1 million.

On July 25, 2014, we entered into the purchase agreement with LPC. Under the terms, and subject to the conditions of the purchase agreement, we had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of our common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which we filed with the SEC, was declared effective by the SEC and a final prospectus in connection therewith was filed. As of September 30, 2015 we sold an aggregate of 750,000 shares of common stock pursuant to this agreement and received proceeds, net of sales commissions, of $1.2 million. In April 2015, we terminated the purchase agreement with LPC.

In May 2013, we entered into the sales agreement with MLV, under which we may initially issue and sell up to $14 million in shares of our common stock from time to time through MLV as our sales agent. On July 2, 2014 we began selling shares pursuant to this agreement. As of September 30, 2015 we sold an aggregate of 2,607,535 shares of common stock pursuant to the sales agreement and received proceeds, net of sales commissions, of $4.7 million.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures at least until the first calendar quarter of 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials.

Our future capital requirements will depend on many factors, including:

•the exploration of various strategic alternatives with the assistance of an advisor, and possible execution of one such alternative;

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our GEM and BIOD-531 product candidates;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials, human factor studies and manufacturing activities necessary to support the submission of an NDA to the FDA for that product candidate;

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

•our ability to accurately anticipate technical challenges that we may face in the development of our product candidates;

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

•the emergence of competing technologies and products and other adverse market developments, such as advancements in glucagon stabilization technologies or delivery devices, that could enable a room-temperature rescue product in a portable, easy to use presentation;

•the ability of our contract manufacturing organizations or collaborators to timely and properly produce our products in our final dosage form and in the quantities we may require;

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2016 annual meeting of stockholders, or proxy statement, and the information included in the proxy statement is incorporated herein by reference.

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
Dr. Errol De Souza President and Chief Executive Officer Date: December 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Errol De Souza	President and Chief Executive Officer (Principal Executive Officer), Director	December 22, 2015
Errol De Souza
/s/ Gary G. Gemignani	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2015
Gary G. Gemignani
/s/ Julia R. Brown	Director	December 22, 2015
Julia R. Brown
/s/ Barry H. Ginsberg	Director	December 22, 2015
Barry H. Ginsberg
/s/ Ira W. Lieberman	Director	December 22, 2015
Ira W. Lieberman
/s/ Daniel Lorber	Director	December 22, 2015
Daniel Lorber
/s/ Arlene M. Morris	Director	December 22, 2015
Arlene M. Morris
/s/ Davey S. Scoon	Director	December 22, 2015
Davey S. Scoon

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on May 19, 2011).
3.3	Certificate of Amendment to Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2012).
3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K filed on June 27, 2012).
3.5	Certificate of Amendment of Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on December 21, 2012).
3.6	Registrant's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
3.7	Certificate of Amendment of Registrant's Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 18, 2015).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
4.2	Form of Warrant to Purchase Shares of Common Stock issued in the Registrant's May 2011 registered direct offering (Incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on May 13, 2011).
4.3	Form of Warrant issued in the Registrant's June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
10.1*	2010 Stock Incentive Plan, as amended March 8, 2012 (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on January 26, 2012).
10.2*	2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3*	2010 Non Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4*	2010 Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5*	Form of Indemnification Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.6*	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).

Exhibit Number	Description of Document
10.7*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.8*	2005 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.9*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2010).
10.10*	Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.11*	Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.12	Commercial Lease, dated February 2, 2004, by and between the Registrant and Mulvaney Properties, LLC and an amendment thereto dated September 29, 2006 (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.13	Commercial Lease, dated October 19, 2006, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.14	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.15	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.16	Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 the Registrant's Current Report on Form 8-K filed on July 27, 2007).
10.17	Lease Amendment, dated October 1, 2007, to Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2007).
10.18	Option to Renew, dated as of November 6, 2013, to Commercial Lease, dated as of July 23, 2007, as amended, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.19*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).

Exhibit Number	Description of Document
10.20*	Form of Option Agreement for 2005 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed on December 21, 2007).
10.21	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between the Registrant and MLV & Co. LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2013).
10.22	Underwriting Agreement, dated April 14, 2015, among the Registrant and the several Underwriters named therein (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on April 15, 2015).
10.23	Purchase Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 28, 2014).
10.24	Registration Rights Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 28, 2014).
10.25*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 27, 2014).
10.26†	Commercial Supply Agreement for Glucagon, dated July 17, 2012, among Bachem Americas, Inc., Bachem AG and the Registrant (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.27†	Customization and Commercial Supply Agreement, effective April 8, 2013, between Unilife Medical Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed on December 20, 2013).
10.28	Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Exhibit Number	Description of Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

BIODEL INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Biodel Inc.
Danbury, Connecticut

We have audited the accompanying consolidated balance sheets of Biodel Inc. as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biodel Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, New York
December 22, 2015

Biodel Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2014	2015
ASSETS
Current:
Cash and cash equivalents	$24,588	$40,845
Prepaid and other assets	316	262
Total current assets	24,904	41,107
Property and equipment, net	481	280
Intellectual property, net	40	37
Total assets	$25,425	$41,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$172	$421
Accrued expenses:
Clinical trial expenses	214	1
Payroll and related	958	863
Accounting and legal fees	131	289
Other	141	234
Total current liabilities	1,616	1,808
Common stock warrant liability	1,014	5
Other long term liabilities	-	54
Total liabilities	2,630	1,867
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized, 1,950,000 and 1,909,410 issued and outstanding	19	19
Common stock, $.01 par value; 200,000,000 shares authorized; 23,079,543 and 62,151,202 issued and outstanding, respectively	231	622
Additional paid-in capital	252,104	287,212
Accumulated deficit	(229,559)	(248,296)
Total stockholders' equity	22,795	39,557
Total liabilities and stockholders' equity	$25,425	$41,424

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	September 30,
	2014	2015
Revenue	$—	$—
Operating expenses:
Research and development	14,194	13,365
Government grants	(531)	—
General and administrative	5,598	6,402
Total operating expenses	19,261	19,767
Other expense/(income):
Interest and other income	(49)	(52)
Adjustments to fair value of common stock warrant liability	(5,107)	(1,009)
Loss on fixed asset	—	2
Loss before tax provision	(14,105)	(18,708)
Tax provision	26	29
Net loss	$(14,131)	$(18,737)
Net loss per share — basic and diluted	$(0.66)	$(0.46)
Weighted average shares outstanding — basic and diluted	21,404,258	41,017,855

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2013	21,070,824	$211	1,950,000	$19	$247,761	$(215,428)	$32,563
Proceeds from ATM facility	1,564,821	16	—	—	3,010	—	3,026
Proceeds from equity line	395,000	4	—	—	486	—	490
Stock-based compensation	—	—	—	—	784	—	784
Proceeds from the sale of stock — ESPP	8,189	—	—	—	15	—	15
Stock options exercised	19,241	—	—	—	48	—	48
RSUs converted to common stock	21,468	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,131)	(14,131)

Balance, September 30, 2014	23,079,543	$231	1,950,000	$19	$252,104	$(229,559)	$22,795
Proceeds from ATM facility	1,042,714	10	—	—	1,581	—	1,591
Proceeds from equity line	450,000	5	—	—	667	—	672
Proceeds from April 2015 Public Offering.......	37,500,000	375	—	—	31,774	—	32,149
Conversion of Series B preferred stock..................	40,590	—	(40,590)	—	—	—	—
Stock-based compensation	—	—	—	—	868	—	868
Proceeds from the sale of stock — ESPP	38,355	1	—	—	40	—	41
Accrued bonus liability settled with RSU's	—	—	—	—	178	—	178
Net loss	—	—	—	—	—	(18,737)	(18,737)

Balance, September 30, 2015	62,151,202	$622	1,909,410	$19	$287,212	$(248,296)	$39,557

See accompanying notes to financial statements.

Biodel Inc.

Consolidated Statements of Cash Flows
(In thousands)

	September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(14,131)	$(18,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	197
Stock-based compensation for employees and directors	784	868
Adjustment to fair value of common stock warrant liability	(5,107)	(1,009)
(Increase) decrease in:
Prepaid expenses and other assets	(47)	51
Income taxes receivable	1	3
Grant receivable	26	—
Increase (decrease) in:
Accounts payable	(74)	249
Income tax payable	(75)	—
Accrued expenses and other liabilities	(703)	175
Total adjustments	(4,592)	534
Net cash used in operating activities	(18,723)	(18,203)
Cash flows from investing activities:
Purchase/sale of property and equipment	(49)	7
Net cash used in/provided by investing activities	(49)	7
Cash flows from financing activities:
Options exercised	48	—
Net proceeds from employee stock purchase plan	15	41
Net proceeds from ATM facility	3,026	1,591
Net proceeds from equity line	490	672
Net proceeds from sale of common stock	—	32,149
Net cash provided by financing activities	3,579	34,453
Net increase (decrease) in cash and cash equivalents	(15,193)	16,257
Cash and cash equivalents, beginning of period	39,781	24,588
Cash and cash equivalents, end of period	$24,588	$40,845
Cash paid for interest and income taxes:
Interest...............................................................	$—	$—
Income taxes	25	26
Non-cash financing and investing activities
Conversion of convertible preferred stock to common stock...............................................................	—	—
Issuance of restricted stock units to settle bonus accrual......	—	178

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

2. Summary of Significant Accounting Policies

Research and Development Costs

The Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $14,194, and $13,365 for the years ended September 30, 2014 and 2015, respectively.

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

Work on the grant for the development of concentrated ultra-rapid-acting insulin formulation started in August 2012 and completed in June 2014. Expenses incurred and grant income were $167 and $0, for the years ended September 30, 2014 and 2015, respectively.

Work on the grant for the stable glucagon formulation started in January 2013 and completed in June 2014. Expenses incurred and grant income were $364 and $0 for the years ended September 30, 2014 and 2015, respectively.

The Company reported grant income of $531 and $0, for the years ended September 30, 2014 and 2015, respectively.

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

September 30, 2014 and 2015, the Company had cash and cash equivalents of $24,588 and $40,845, respectively, which are primarily held in a premium commercial money market account.

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

For the years ended September 30, 2014 and 2015, the Company expensed $3 and $103, respectively, of costs associated with the purchase of RHI and glucagon as research and development expense after such materials passed quality control inspection by the Company and transfer of title occurred.

Intellectual Property

Intangible assets consist primarily of capitalized costs associated with the Company's ultra-rapid-acting insulin patents and the purchase of two domain addresses. They are amortized using the straight-line method over twenty years. If the Company determines that a patent will not result in future revenues, the cost related to such patent will be expensed in full on the date of that determination. Intellectual property amortization expense was $3 for each of the years ended September 30, 2014 and 2015.

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

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2014 and 2015.

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

The Company has experienced significant operating losses since inception. At September 30, 2015, the Company had a deficit accumulated of $248,296. The Company has generated no revenue to date. The Company has funded its operations to date principally from the sale of securities. The Company expects to incur substantial additional operating losses for the next several years and will need to obtain additional financing in order to complete the clinical development of an ultra-rapid-acting insulin or a glucagon rescue product, launch and commercialize the product if it receives regulatory approval, and continue research and development programs. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

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

Stock-Based Compensation

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2015, the Company had a total of 3,434,597 shares of common stock subject to outstanding awards from prior and current plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

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

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2014, and 2015 was $784, and $868 respectively. At September 30, 2015, the total compensation cost related to non-vested options not yet recognized was $1,386, which will be recognized over the next three years assuming the employees complete their service period for vesting of the options. The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2014	2015
Expected life (in years)	3.77-4.75	3.77-4.75
Expected volatility	70-83%	61-82%
Expected dividend yield	0%	0%
Risk-free interest rate	0.58-1.63%	0.87-1.62%
Weighted-average grant date fair value	$2.35	$1.38

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

As of September 30, 2014 and 2015, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company's warrant liability was determined by the Black-Scholes valuation model for the warrants issued in connection with the Company's May 2011 and June 2012 financings. Accordingly, the Company's fair value measurements of its warrant liability is classified as a Level 3 input.

The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,845	$40,845	—	—
Subtotal	40,845	40,845	—	—
Liabilities:
Common stock warrant liability	(5)	—	—	(5)
Subtotal	(5)	—	—	(5)
Total	$40,840	$40,845	$—	$(5)

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,588	$24,588	$—	$—

Subtotal	24,588	24,588	—	—
	•
Liabilities:
Common stock warrant liability	(1,014)	—	—	(1,014)
Subtotal	(1,014)	—	—	(1,014)
Total	$23,574	$24,588	$—	$(1,014)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table:

Balance at September 30, 2013	$(6,121)
Decrease in fair value	5,107
Balance at September 30, 2014	(1,014)
Decrease in fair value	1,009
Balance at September 30, 2015	$(5)

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

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model to calculate the fair value for the fiscal year ended September 30, 2014 and 2015.

At the measurement date, the Company estimated the fair value for the June 2012 warrants using the Black-Scholes valuation model using the following assumptions:

	September 30, 2014	September 30, 2015
June 2012 Financing
Stock price	$1.67	$0.44
Exercise price	$2.66	$2.66
Risk-free interest rate	1.07%	0.64%
Expected remaining term	2.74 years	1.74 years
Expected volatility	61%	57%
Dividend yield	0%	0%

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Warrants outstanding June 2012 financing	2,749,469	2,749,469

The Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model at the measurement dates of September 30, 2014 and 2015, respectively using the following assumptions:

	September 30, 2014	September 30, 2015
May 2011 Financing
Stock price	$1.67	$0.44
Exercise price	$9.92	$9.92
Risk-free interest rate	0.58%	0.08%
Expected remaining term	1.63 years	0.63 years
Expected volatility	62%	74%
Dividend yield	0%	0%
Warrants outstanding May 2011 financing	2,256,929	2,256,929

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

The amount of options, warrants, shares of preferred stock and restricted stock units excluded are as follows:

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

	Year Ended September 30,
	2014	2015
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	1,909,410
Common shares underlying warrants issued for common stock	5,006,398	5,006,398
Stock options	2,643,523	3,434,597
Restricted stock units	—	131,128

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2014	2015
Furniture and fixtures	$324	$324
Leasehold improvements	1,548	1,548
Laboratory equipment	2,112	2,105
Manufacturing equipment	655	655
Facility equipment	65	65
Computer equipment and other	1,308	1,308
Sub-Total	6,012	6,005
Less: Accumulated depreciation and amortization	5,531	5,725
Total	$481	$280

Depreciation expense for the years ended September 30, 2014, and 2015 was $599, and $197, respectively.

6. Commitments

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. At September 30, 2015, the amount of compensation due as a result of this event is approximately $3,091, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for routine severance compensation. As of September 30, 2015 and September 30, 2014, no amounts have been accrued.

Leases

As of September 30, 2015, the Company leased three facilities in Danbury, Connecticut.

The Company renewed its lease for laboratory space for one year on October 10, 2014. This lease provides for annual basic lease payments from February 1, 2015 through January 31, 2016 of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company renewed its lease agreement for additional office space adjacent to its laboratory space for one year on October 10, 2014. This lease provides for annual basic lease payments from February 1, 2015 through January 31, 2016 of $3, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

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

Lease expense for the years ended September 30, 2014, and 2015 was $627, and $666, respectively.

Minimum lease payments under these agreements as of September 30, 2015, as well as equipment leases subsequently entered into, are as follows:

Years Ending September 30,
2016	598
2017	558
2018	564
2019	480
Total	$2,200

Purchase Commitments

Commercial Supply Agreement with Bachem Americas

The Company has entered into a commercial supply agreement for the supply of glucagon with Bachem Americas, a supplier of glucagon. The Company is obligated to purchase certain quantities of glucagon pursuant to a rolling forecast submitted by the Company under this agreement. At this time, no forecast has been provided and there is no obligation to purchase.

Customization and Commercial Supply Agreement with Unilife Medical Solutions, Inc.

The Company has entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc. ("Unilife"), a wholly owned subsidiary of Unilife Corporation, a company which designs, develops and manufactures advanced drug delivery devices. The agreement obligates Unilife to develop and supply dual-chamber reconstitution devices to be used with the Company's glucagon rescue product candidate. The Company is obligated to make payments to Unilife on the achievement of certain development milestones, including a payment of $750 upon the delivery of registration batches for the Company's glucagon rescue product candidate. On September 11, 2015, the Company filed a complaint in Superior Court in the State of Connecticut against Unilife. The Complaint contains two counts. The First Count seeks injunctive relief pending arbitration of certain contract claims relating to the Company's GEM program. The Second Count seeks compensatory and punitive damages from Unilife based on its alleged violation of the Connecticut Unfair Trade Practices Act in connection with the GEM program. As of September 30, 2015, no additional milestones have been achieved and no additional payments have been made.

Manufacturing Agreement with Cangene bioPharma

The Company has entered into a manufacturing agreement with Cangene bioPharma Inc., doing business as Emergent BioSolutions, or Emergent, under which Emergent will fill and finish the GEM device, using lyophilized glucagon and an aqueous diluent. During the term of the agreement following validation of the manufacturing process, the Company is required to purchase, and Emergent is obligated to deliver to the Company, one manufactured lot of the GEM device every quarter beginning in the third quarter of fiscal year 2017. The Company expects to reserve and commit to additional manufacturing capacity with Emergent following the commercial launch of our GEM product candidate, if successful. Either party may terminate the agreement without cause upon thirty-six months prior written notice. At this time there is no obligation to purchase.

Agreement with Aegis Therapeutics

In June 2012, the Company entered into an agreement with Aegis Therapeutics, LLC, or Aegis, to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology that it is using in

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

the development of liquid glucagon formulations. Under the terms of the agreement, Aegis will prepare, file, prosecute and maintain patents and patent applications that are specific to the Company's liquid glucagon formulations in jurisdictions that the Company may designate from time to time. In October 2014, the Company amended this agreement to require the Company to pay Aegis $25 quarterly, beginning June 2015, subject to certain terms and conditions. Aegis has agreed to waive the quarterly payments due from the Company, and the Company did not make any payments to Aegis during fiscal year 2015. The agreement with Aegis was terminated in July 2015.

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

7. Income Taxes

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2014 and 2015, the Company paid only state taxes.

The provision for income taxes is as follows:

	Year Ended September 30,
	2014	2015
Current expense
Federal	$—	$—
State	26	29
Tax provision	$26	$29

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

	Year Ended September 30,
	2014	2015
Federal statutory rate	34.00%	34.00%
Federal taxes at statutory rate	$(4,796)	$(6,353)
Tax expense on permanent differences (a)	(1,475)	(56)
State taxes, net of federal tax effect	17	19
Valuation allowance increase (b)	6,316	6,419
Other	(36)	—
Actual tax provision	$26	$29

____________

(a) Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.

(b) Net of the Section 382 Adjustment.

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table summarized the activity related to the Company's liabilities for uncertain tax positions:

	Year Ended September 30,
	2014	2015
Balance, beginning of year	$75	$—
Decrease related to prior year's tax position	(75)	—
Balance, at end of year	$—	$—

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2015 remain open due to net operating loss carry-forwards and are subject to examination by the appropriate governmental agencies in the United States and Connecticut.

As of September 30, 2015, the Company had net operating loss ("NOL") carry-forwards of approximately $31,076 (net of Section 382 limitation discussed below) for U.S. federal tax purposes and $133,461 for state tax purposes. These loss carry-forwards expire between 2025 and 2035. To the extent these net operating loss carry-forwards are available, the Company intends to use them to reduce the corporate income tax liability associated with its operations.

The ability of the Company to utilize its NOL carry-forwards to reduce future taxable income is subject to various limitations under Internal Revenue Code Section 382 ("Section 382"). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company's taxable income that can be offset by these carry-forwards. As of September 30, 2015, the Company completed a study of the impact of Section 382 limitation on future payments and determined that the statutory provisions limited the Company's ability to realize future tax benefits. Accordingly, the Company decreased federal net operating loss carry-forwards by approximately $47,827.

The Company also has state research and development credit carry-forwards of approximately $211, which expire commencing in fiscal 2022.The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2014 and 2015 are as follows:

	September 30,
	2014	2015
Deferred Tax Assets
Net operating losses	$30,706	$17,172
Capitalized expense	30,762	35,381
Research and development credits	230	140
Depreciation of fixed assets	467	364
Other	196	225
Total deferred tax asset	62,361	53,282
Valuation Allowance	(62,361)	(53,282)
Net Deferred Tax Assets	$—	$—

A valuation allowance for the full amount of the deferred tax assets has been established as of September 30, 2014 and 2015.

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

8. Stockholders' Equity

Common Stock

The Company's authorized common stock consists of 200,000,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.

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

Financings

April 2015 Underwritten Public Offering

On April 20, 2015, the Company completed an underwritten public offering of 37,500,000 shares of its common stock, which included the full exercise of the underwriter's option to purchase 4,891,304 shares to cover overallotments, at a price to the public of $0.92 per share. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses of $32.1 million.

July 2014 Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investor under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel. The Company shall use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by the Investor of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no Available Amount remains under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the time of sales, but in no event was the Company able to sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $1.50 per share (subject to adjustment). As consideration for LPC's

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. The Company sold 750,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1.2 million.

The Company terminated the Purchase Agreement, effective April 16, 2015, pursuant to its terms and no further sales may be made thereunder.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to $14 million from time to time through MLV as the Company's sales agent. To date, the Company has sold an aggregate of 2,607,535 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4.7 million.

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

The Company received net proceeds, after deducting placement agent fees and other offering expenses of approximately $17,100 from this financing. In June 2013, 176,964 shares of the Company's Series B preferred stock were converted into an equal number of shares of common stock. In September 2013, 1,478,643 shares of the Company's Series B preferred stock were converted into an equal number of shares of common stock. In January 2015, 40,590 shares of the Company's Series B preferred stock were converted into an equal number of shares of common stock. As of September 30, 2015, the Company had 1,909,410 shares of the Series B preferred stock outstanding. In October 2015, all 1,909,410 remaining outstanding shares, of the Company's Series B preferred stock were converted into an equal number of shares of common stock.

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

2010 Stock Incentive Plan

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the "2010 Plan"). Up to 3,750,000 shares of the Company's common stock may be issued pursuant to awards granted under the 2010 Plan, plus 1,540,739 shares of common stock underlying already outstanding awards under the Company's prior plans. As of September 30, 2015, the Company had 3,434,597 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a "fungible share" concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company's stockholders. The 2010 Plan replaces the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. The total compensation cost related to options for the years ended September 30, 2014 and 2015 was $756 and $648 respectively.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation cost in connection with the plan for the years ended September 30, 2014 and 2015 was $4 and $16 respectively.

An aggregate of 525,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 25,000 shares. As of September 30, 2014 and 2015, a total of 383,737 and 370,382 shares, respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2014 and 2015, the Company issued a total of 116,263, and 154,618 shares, respectively, under the Purchase Plan.

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

The following table summarizes all stock option activity through September 30, 2015:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding balance September 30, 2013	1,920,051	$22.31	4	$445
Granted	1,427,000	2.35	6	—
Exercised	(19,241)	2.48	5	10

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Forfeited, expired	(684,287)	16.48		—
Outstanding balance September 30, 2014	2,643,523	$13.15	5	—
Granted	916,750	1.38	6	—
Forfeited, expired	(125,676)	47.11		—
Outstanding balance September 30, 2015	3,434,597	$8.61	5	—
Exercisable shares, September 30, 2015	1,534,147	$16.99	3	—

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU award represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 10% for all employee options and RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2015, the executives, the board of directors and employees had 418,295 vested and distributed RSUs and 131,128 vested but not yet distributed RSUs.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	September 30,
	2014	2015
Stock compensation expense — RSUs	$54	$206

The following table summarizes RSU activity from October 1, 2013 through September 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at September 30, 2013	31,296	10.48
Changes during the period:
Shares granted	—	—
Shares vested and issued	31,296	10.48

Non-vested and outstanding balance at September 30, 2014	—	—
Changes during the period:

Biodel Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Shares granted	131,128	1.57
Issued and distributed	—	—
Subtotal	131,128	1.57
Vested and not distributed	131,128	1.57
Non-vested and outstanding balance at September 30, 2015	—	—

Shares Reserved for Future Issuance

As of September 30, 2015, the Company reserved shares of common stock for future issuance as follows:

2010 stock incentive plan	5,043,510
2005 employee stock purchase plan	525,000
Common stock issuable upon conversion of Series B Preferred Stock	1,909,410
Warrants issued in connection with May 2011 registered direct offering	2,256,929
Warrants issued in connection with June 2012 private placement	2,749,469
Total	12,484,318

9. Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2014 and 2015, the Company had not elected to make any contributions to the plan.

10. Subsequent Event

In December 2015, the Company announced that its board of directors approved a plan to explore strategic alternatives to further realize value from the Company’s pipeline assets while preserving its cash balance to the extent practicable. The Company intends to retain an advisor to assist in the process of evaluating its strategic alternatives. As part of this plan, patient enrollment in BIOD-531 Study 3-157 and Study 3-250 is suspended.

This page intentionally left blank