Form 10-K/A
period 2015-09-30
Biodel Inc
filed 2016-01-28
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, as of January 12, 2016, was 64,148,271.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Biodel Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Part III of its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on December 22, 2015 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Part III in its entirety. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Additionally, in connection with the filing of this Amendment No. 1, the Company is including currently-dated certifications of the Company’s chief executive officer and chief financial officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Directors

Our board of directors is authorized to have seven members, and we currently have six members with one vacancy. On January 26, 2016, Dr. Errol B. De Souza stepped down from his positions as President and Chief Executive Officer and a member of the board of directors. The board is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. Our Class I Director, with a term expiring at our 2017 annual meeting of stockholders, is Dr. Barry Ginsberg. Our Class II Directors, with a term expiring at our 2018 annual meeting of stockholders, are Ms. Julia R. Brown, Dr. Daniel Lorber and Ms. Arlene Morris. Our Class III Directors, with the term expiring at our 2016 annual meeting of stockholders, are Dr. Ira W. Lieberman and Mr. Davey S. Scoon.

The following table sets forth our directors and their respective ages and positions as of January 27, 2016:

Name	Age	Position
Ms. Julia R. Brown (2)(4)………………………………	68	Director
Dr. Barry Ginsberg(2)(4)……………………………….	70	Director
Dr. Ira W. Lieberman(1)(3)…………………………….	73	Chairman
Dr. Daniel Lorber(2)(4)………………………………...	69	Director
Ms. Arlene Morris (1)(3) ……………….……………...	64	Director
Mr. Davey S. Scoon(1)(3)……………………………...	68	Director

______________

(1)  Member of the compensation committee.

(2)  Member of the nominating and governance committee.

(3)  Member of the audit committee.

(4)  Member of the science and technology committee.

Ms. Julia R. Brown has been a member of our board of directors since April 2012. Ms. Brown has held a variety of executive positions over her 40 year career in the pharmaceutical industry. From January 2000 to July 2003, Ms. Brown served as Executive Vice President of Amylin Pharmaceuticals, Inc. and as Advisor to the CEO until 2008. Prior to joining Amylin, Ms. Brown was Executive Vice President of Dura Pharmaceuticals, Inc. Ms. Brown spent over 25 years with Eli Lilly and Company in progressively more senior roles including Vice President of IVAC Corporation and General Manager of its Vital Signs Division and Vice President of Worldwide Marketing for Hybritech. She has previously served on the board of directors of Targacept, Inc., and Cleveland Biolabs, Inc., two publicly traded companies. She has also previously served on the boards of five other development stage pharmaceutical companies including. Ms. Brown is Chair of Corporate Directors Forum. Ms. Brown is a trustee of the UC San Diego Foundation and is chair emerita. She is a member of the boards of two industry associations. She is a graduate of Louisiana Tech University. We believe that Ms. Brown's qualifications to serve on our board of directors include her extensive experience in the pharmaceutical industry—particularly in development stage companies—and her extensive involvement in organizations that are dedicated to fostering high standards of professionalism in corporate governance.

Dr. Barry Ginsberg has been a member of our board of directors since June 2008. Dr. Ginsberg currently serves as President of Diabetes Technology Consultants and has over 35 years of experience in diabetes. Prior to Diabetes Technology Consultants, Dr. Ginsberg served for 17 years as Vice President of Worldwide Medical Affairs in the Diabetes HealthCare Division at Becton Dickinson. Dr. Ginsberg currently serves as Chairman of the Scientific Advisory Board at AgaMatrix, Inc. Dr. Ginsberg received both an M.D. and Ph.D. in Molecular Biology from Albert Einstein College of Medicine, was a Professor of Medicine and Biochemistry at the University of Iowa and a Principal Investigator of the Diabetes Control and Complications Trial. We believe

Dr. Ginsberg’s extensive experience in the pharmaceutical, biotechnology and healthcare industries provides valuable background and insight to our board of directors.

Dr. Ira W. Lieberman has been a member of our board of directors since December 2004 and has been our board chairman since January 2013. Since October 2004, Dr. Lieberman has served as President and Chief Executive Officer of LIPAM International, Inc., an advisory and investment firm, which performs advisory and consulting work for the World Bank, IMF and other international financial institutions, client governments, and private sector clients in emerging markets. From July 2003 to October 2004, Dr. Lieberman served as a Senior Economic Advisor to George Soros for the Open Society Institute, a grant making foundation. From February 1993 to July 2004, Dr. Lieberman served in several positions for the World Bank. Dr. Lieberman received an MBA from Columbia University and a Ph.D. from Oxford University. We believe Dr. Lieberman’s qualifications to serve on our board of directors include his many years of providing economic and financial advisory services and the breadth of his business experience with private companies across numerous industries.

Dr. Daniel Lorber has been a member of our board of directors since December 2004 and since October 2004, a member of our scientific advisory board. Since 1981, Dr. Lorber has served as the medical director of the Diabetes Control Foundation, Diabetes Care and Information Center in Flushing, New York and since 1991, as the director of endocrinology at The New York Hospital Medical Center of Queens. Dr. Lorber is also an attending physician in endocrinology and general internal medicine and Associate Director of the Lang Center for Research and Education at the New York Hospital Medical Center of Queens. Since 1994, Dr. Lorber has served as a clinical associate professor of medicine at Weill Medical College of Cornell University. Dr. Lorber also serves as a consultant in medical, dental and podiatric liability litigation and to the insurance industry on care standards for diabetes mellitus. Dr. Lorber is a past member of the board of directors of the American Diabetes Association and President of the ADA Long Island leadership council. Dr. Lorber received an M.D. from the Albert Einstein College of Medicine and completed a fellowship in endocrinology at the Vanderbilt University Medical Center. We believe Dr. Lorber’s extensive experience as a physician treating diabetes provides valuable background and insight to our board of directors.

Ms. Arlene Morris joined our board of directors in May 2015. Ms. Morris was recently the President and CEO of Syndax, a Boston based epigenetic company. Previously, she was the president, chief executive officer and member of the board of directors of Affymax, Inc. During her eight years at Affymax, Ms. Morris led the company through the development of OMONTYS peginesatide, a strategic collaboration with Takeda, an initial public offering, and several follow on offerings. Prior to Affymax, Ms. Morris was the president and CEO of Clearview Projects, an advisory firm which counsels biopharmaceutical and biotechnology companies on strategic transactions. Before that, she was the senior vice president of business development at both Coulter Pharmaceuticals, Inc. and Scios. Ms. Morris began her career at Johnson & Johnson as a sales representative, rising to vice president of business development. Ms. Morris serves on the board of directors of Neovacs SA, Palatin Technologies, Dimension Therapeutics and the Medical University of South Carolina Foundation for Research and Development. She received her bachelor's degree in biology from Carlow College. We believe Ms. Morris’ qualifications to serve on our board of directors include her many years serving as a senior executive with companies in the biopharma industry and her extensive experience serving on boards of directors.

Mr. Davey S. Scoon has been a member of our board of directors since April 2013. Mr. Scoon’s business career has included senior executive positions in Finance and Administration across a range of industries including asset management, insurance, retailing and consumer products. His board leadership positions include board chair and audit chair positions in industries including mutual funds, health insurance and life sciences. Mr. Scoon is currently the Chair of the board of trustees for Allianz Global Investors and a board member and Audit Chair of AMAG Pharmaceuticals, Inc. Previously he served as the Chairman of the audit committees of NitroMed, Inc., CardioKine, Inc. and Orthofix International N.V., and as the non-executive Chairman of Tufts Health Plan. In addition to his board work, Mr. Scoon is an adjunct professor teaching accounting at the University of Wisconsin-Madison. Mr. Scoon is an audit committee financial expert having been a Chief Financial Officer in the manufacturing, financial services and retailing industries. He has an extensive background in risk management, has operated successfully in strictly regulated industries, has been involved in M&A activities throughout his career and has a thorough working knowledge of Sarbanes Oxley. Mr. Scoon’s previous corporate experience includes Chief Administrative and Financial Officer of Tom’s of Maine, Inc., Chief Administrative and Financial Officer of Sunlife Financial U.S., Executive Vice President and Chief Operating Officer of Liberty Funds Group of Boston (formerly Colonial Management) and Certified Public Accountant with Price Waterhouse & Company. Mr. Scoon earned an MBA from Harvard Business School and a BBA in Business Administration from the University of Wisconsin. We believe Mr. Scoon’s qualifications to serve on our board of directors include his many years serving as a senior executive with public companies, his expertise with finance and administration, and his extensive experience serving on boards of directors.

Information About our Executive Officers

The following table sets forth our executive officers, their respective ages and positions as of January 27, 2016:

Name	Age	Position
Gary G. Gemignani	50	Interim Chief Executive Officer and Chief Financial Officer
Paul S. Bavier	43	Interim President, General Counsel and Secretary , Chief Administrative Officer and Vice President of Corporate Development

On January 26, 2016, Dr. Errol B. De Souza stepped down from his positions as President and Chief Executive Officer and a member of the board of directors.

Mr. Gary Gemignani joined our company in September 2014 and was appointed Chief Financial Officer at that time and was also appointed as Interim Chief Executive Officer on January 26, 2016. He has over 25 years of experience in accounting, strategic planning and financing in the life sciences industry and has held senior leadership and management roles at Novartis, Prudential Financial, Wyeth and Arthur Andersen. Mr. Gemignani was most recently with Champions Oncology where he served as Chief Financial Officer and Executive Vice President from 2011 to 2013, with responsibility for raising capital, investor relations and all financial operations. From 2010 to 2011, Mr. Gemignani was the Executive Vice President, Chief Operating Officer and Chief Financial Officer for Coronado Biosciences Inc., responsible for financial operations, strategic planning and business development activities. He also served as the Executive Vice President, Chief Operating Officer and Chief Financial officer of Gentium S.P.A from 2006 to 2010. Mr. Gemignani received a Bachelor's Degree in Accounting from St. Peter's College.

Mr. Paul Bavier is our Interim President, General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development. From December 2013 to November 2014, he served as our General Counsel, Chief Compliance Officer and Secretary. Mr. Bavier served as our General Counsel and Secretary from 2008 to 2013, and as our Deputy General Counsel from 2007 to 2008. He was appointed Interim President on January 26, 2016. Prior to joining Biodel, Mr. Bavier was the Assistant General Counsel at Gerber Scientific, Inc., a publicly held integrated automation equipment and software company with global operations. He also served as Associate Counsel in the corporate law group of The Hartford Financial Services Group, Inc. Mr. Bavier began his legal career as an associate in the corporate law department of Ropes & Gray LLP in Boston. He holds a B.A. from Middlebury College and a J.D. from the University of Michigan Law School.

CORPORATE GOVERNANCE

Our board of directors believes that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes the key corporate governance guidelines and practices that we have adopted. The current charters governing the audit committee, the compensation committee, the nominating and governance committee and science and technology committee, the code of business conduct and ethics, as well as our corporate governance guidelines, are posted on the corporate governance page of our website at www.biodel.com. You may also obtain a copy of any of these documents without charge by writing to Biodel Inc., 100 Saw Mill Road, Danbury, Connecticut 06810, Attention: Corporate Secretary.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve our best interests and those of our stockholders. These guidelines, which provide a framework for the conduct of our board of directors’ business, provide that:

•	our board of directors’ principal responsibility is to oversee our management;
•	a majority of the members of our board of directors shall be independent directors as defined by NASDAQ listing standards and applicable SEC rules;

•	the independent members of our board of directors regularly meet in executive session; and
•	we adopt written corporate governance guidelines and a written code of business conduct and ethics for all of our officers, employees and directors.

Board Meetings and Attendance

Our board of directors held eleven meetings during the fiscal year ended September 30, 2015. During our 2015 fiscal year, each director attended at least 75% of the aggregate of the total number of meetings of our board of directors and the total number of meetings held by each committee of our board of directors on which such director served during the period for which such director served.

Director Attendance at Annual Meeting of Stockholders

Resolutions adopted by our board of directors provide that directors are expected to attend the Annual Meeting. All of our board of directors attended our 2015 annual meeting of stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of our chairman of the board and chief executive officer were separated beginning in March 2010. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure.

Although our bylaws do not require our chairman and chief executive officer positions to be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Our board of directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks.

Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Ms. Brown, Dr. Ginsberg, Dr. Lieberman, Dr. Lorber, Ms. Morris or Mr. Scoon has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Board Committees

Our board of directors has established four standing committees — audit, compensation, nominating and governance and science and technology. Each committee operates under a charter that has been approved by our board of directors. Our board of directors has determined that all of the members of each of the four standing committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Audit Committee

Our audit committee consists of Mr. Scoon, the chair of the committee, Dr. Lieberman and Ms. Morris. Generally speaking, the committee’s responsibilities are to:

•	oversee the accounting and financial reporting processes of the company and audits of the financial statements of the company;
•	assist our board of directors in oversight and monitoring of the company’s financial statements, compliance with legal and regulatory requirements, independent auditors and internal accounting and financial controls;
•	provide to the board of directors such additional information and materials as it may deem necessary to make the board of directors aware of significant financial matters that require the attention of the board of directors;
•	provide an avenue of communication among the independent auditors, management and the board of directors;
•	appoint, evaluate, retain and terminate, when necessary, the company’s independent auditor;
•	set the compensation of the company’s independent auditor and pre-approve all audit services to be provided to the company;
•	review and discuss with the company’s management and independent auditor the company’s audited financial statements;
•	recommend to the board of directors that the company’s audited financial statements be included in the company’s Annual Report on Form 10-K;
•	prepare an annual committee report for inclusion where necessary in the proxy statement of the company relating to its annual meeting of stockholders;
•	coordinate the board of directors’ oversight of the company’s internal control over financial reporting, disclosure controls and procedures and code of conduct;
•	establish procedures for treatment of complaints received by the company regarding accounting, internal accounting controls or auditing matters;
•	review the company’s policies and procedures for reviewing and approving or ratifying “related person transactions” (defined as transactions required to be disclosed pursuant to Item 404 of Regulation S-K), including the company’s Related Person Transaction Policy, and recommend any changes to the board of directors; and
•	discuss the company’s policies, practices, procedures and controls related to the management of its surplus funds.

Our board of directors has determined that each of Mr. Scoon and Dr. Lieberman is an “audit committee financial expert” as defined by applicable SEC rules. Our audit committee met five times in our 2015 fiscal year.

Compensation Committee

Our compensation committee consists of Ms. Morris, chair of the committee, and Dr. Lieberman and Mr. Scoon. The compensation committee charter provides that the compensation committee may form and delegate authority to subcommittees, when appropriate. Generally speaking, the committee’s responsibilities are to:

•	oversee the discharge of the responsibilities of the board of directors relating to the compensation of the company’s executive officers, including the establishment of goals against which the performance of our executive officers is measured;
•	administer the company’s equity-based plans;
•	review and approve, or, in the case of the company’s chief executive officer, recommend for approval by the board of directors, the compensation of the company’s executive officers;
•	review and make recommendations to the board of directors with respect to director compensation;

•	review and make recommendations to the board of directors with respect to incentive-compensation and equity-based plans that are subject to approval by the board of directors;
•	exercise all rights, authority and functions of the board of directors under all of the company’s stock option, stock incentive, employee stock purchase and other equity-based plans; and
•	prepare reports on executive compensation, including without limitation, a Compensation Discussion and Analysis, for inclusion in the company’s Annual Report on Form 10-K and proxy statement, as necessary.

Our compensation committee met five times in our 2015 fiscal year. The processes and procedures followed by our compensation committee in considering and determining executive and director compensation are described below under the headings “— Executive and Director Compensation Processes”.

Nominating and Governance Committee

Our nominating and governance committee consists of Ms. Brown, the chair of the committee, and Drs. Ginsberg and Lorber. Generally speaking, the committee’s responsibilities are to:

•	recommend to the board of directors the persons to be nominated for election as directors at any meeting of stockholders and the persons (if any) to be elected by the board of directors to fill any vacancies of the board of directors;
•	develop and recommend to the board of directors a set of corporate governance guidelines applicable to the company;
•	oversee the evaluation of the board of directors and its committees;
•	establish criteria for the selection of new directors to serve on the board of directors, taking into account at a minimum all applicable laws, rules, regulations and listing standards, a potential candidate’s experience, areas of expertise and other factors relative to the overall composition of the board of directors;
•	develop and recommend to the board of directors a set of Corporate Governance Guidelines applicable to the company;
•	review the board of directors’ leadership structure to assess whether it is appropriate given the specific characteristics or circumstances of the company; and
•	oversee a review by the board of directors on succession planning for senior executives, which shall include transitional leadership in the event of an unplanned vacancy.

Our nominating and governance committee met three times in our 2015 fiscal year. The processes and procedures followed by our nominating and governance committee in identifying and evaluating director candidates are described below under the heading “— Director Nomination Process”.

Science and Technology Committee

Our board of directors established the science and technology committee in December 2012. The committee consists of Dr. Ginsberg, the chair of the committee, and Dr. Lorber and Ms. Brown. The committee’s purpose is to assist our board of directors in the oversight of, and to make recommendations with respect to, matters involving our science and technology programs, including major internal projects, interactions with academic and independent research organizations and the potential acquisition of technologies. Generally speaking, the committee’s responsibilities are to:

•	review and make recommendations to the board of directors with respect to technology-related issues of importance to company;
•	assess the company’s progress in achieving its research and development and growth objectives, as well as the company’s material planning processes in support of these objectives; and
•	review, as directed by the board of directors, and make recommendations to the board of directors with respect to the company’s material investments in, or allocation of resources to, science and technology, including potential acquisitions, alliances, collaborations, equity investments, contracts and grants.

Our science and technology committee met four times in our 2015 fiscal year.

Executive and Director Compensation Processes

The compensation committee has implemented an annual performance review for our executive officers under which annual performance for each executive is measured at the end of each fiscal year. Individual goals focus on contributions that facilitate the achievement of corporate goals, such as the achievement of specific research, clinical, regulatory, and operational milestones. During the fourth calendar quarter of each year, we evaluate individual and corporate performance against the goals for the most recently completed fiscal year. Our chief executive officer meets with the compensation committee and makes initial compensation recommendations with respect to the executive officers who report to him. These recommendations contemplate each executive officer’s job performance, strengths and weaknesses, and advancement potential. Based on this input, the compensation committee makes its own assessment and approves or recommends to our board of directors for approval the annual salary increases, stock option and restricted stock unit awards and bonuses, if any, for such executive officers. With respect to our chief executive officer’s compensation, the compensation committee makes a recommendation to our board of directors based on the same factors used to evaluate other executive officers.

Our compensation committee also reviews and recommends for approval by our board of directors the compensation that is paid to our directors.

The compensation committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. In our 2015 fiscal year, our compensation committee engaged an independent consulting firm, Meridian, to assess our equity incentive compensation practices for executive officers and directors. Our compensation committee did not retain a consultant during the 2014 fiscal year. In our 2013 fiscal year, our compensation committee engaged an independent consulting firm, Radford, to inform the committee’s assessment of our compensation practices. During the 2013 fiscal year, Radford assisted the compensation committee in the establishment of a company peer group against which our compensation practices could be measured. Based on Radford’s recommendations, companies considered for inclusion in the peer group were screened using the following selection criteria: biotechnology companies (including drug delivery companies), in middle to late stages of product development; companies with levels of research and development expenditures similar to our own; market capitalization under $200 million; and companies with up to 100 employees. At that time, the compensation committee selected the following twenty companies to constitute the peer group when assessing our compensation practices: Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.), Alexza Pharmaceuticals, Antherea Pharmaceuticals, Inc., Aradigm Corporation, BioCryst Pharmaceuticals, Inc., BioDelivery Sciences International, Inc., BioSante Pharmaceuticals, Inc., Cell Therapeutics, Inc., Cytokinetics, Incorporated, CytRx, Corp., Discovery Laboratories, Inc., GenVec, Inc., Idera Pharmaceuticals, Inc., MediciNova, Inc., NovaBay Pharmaceuticals, Inc., Repros Therapeutics Inc., StemCells, Inc., Sunesis Pharmaceuticals, Inc., Transzyme Pharma Inc. and Zalicus Inc.

Director Nomination Process

The process followed by the nominating and governance committee to identify and evaluate director candidates includes requests to the members of our board of directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and governance committee and our board of directors.

While we do not have a formal diversity policy for board membership, we look for potential candidates that help ensure that the board of directors has the benefit of a wide range of attributes, including cultural, gender, ethnic and age diversity and experience in industries beyond healthcare. We also look for financial oversight experience, financial community experience and a good reputation within the financial community; business management experience and the potential to succeed top management in the event board intervention is necessary on an unexpected basis; business contacts, business knowledge and influence that may be useful to our businesses; and knowledge about our industry and technologies.

Our board of directors does not currently prescribe any minimum qualifications for director candidates; however, the nominating and governance committee will take into account a potential candidate’s experience, areas of expertise and other factors relevant to the overall composition of our board of directors.

Stockholders may recommend individuals to the nominating and governance committee for consideration as potential director candidates by submitting the names of the candidate(s), together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to nominating and governance committee, Attn: Corporate Secretary, Biodel Inc., 100 Saw Mill Road, Danbury, Connecticut 06810. Assuming that appropriate biographical and background material has been provided on a timely basis, the nominating and governance committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications with the Independent Directors

Our board of directors will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our corporate secretary is primarily responsible for monitoring and responding to communications from stockholders and for providing copies to our chairman or board of directors or to the individual director so designated on a periodic basis, as he considers appropriate.

Unless any communication is marked confidential and is addressed to a particular board member, our corporate secretary, prior to forwarding any correspondence, will review such correspondence and, in his discretion, will not forward items if they are deemed to be of a commercial, irrelevant or frivolous nature or otherwise inappropriate for consideration by our board of directors.

Interested parties may send written communications to the attention of our corporate secretary at the following address: Biodel Inc., 100 Saw Mill Road, Danbury, Connecticut 06810.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics is available on our website at http://www.biodel.com. We intend to disclose any amendments to the code, or waivers to its requirements, on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. All reporting persons are required by the SEC’s regulations to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). During fiscal year 2015, the reporting persons filed all of their respective reports pursuant to Section 16(a) on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The compensation committee of our board of directors oversees our executive compensation program. On an annual basis the compensation committee reviews and approves compensation decisions relating to our executive officers or makes recommendations to our board of directors for approval. The compensation committee focuses primarily on setting compensation at levels the committee believes are competitive with those of other similar companies in our industry and measuring our success in achieving previously established performance goals. Our compensation committee currently consists of Ms. Morris, the chair of the committee, Dr. Lieberman and Mr. Scoon.

In our 2015 fiscal year, our compensation committee engaged an independent consulting firm, Meridian, to assess our equity incentive compensation practices for executive officers and directors. Our compensation committee did not retain a consultant during the 2014 fiscal year. In our 2013 fiscal year, our compensation committee engaged an independent consulting firm, Radford, to inform the committee’s assessment of our compensation practices. During the 2013 fiscal year, Radford assisted the compensation committee in the establishment of a company peer group against which our compensation practices could be measured. Based on Radford’s recommendations, companies considered for inclusion in the peer group were screened using the following selection criteria: biotechnology companies (including drug delivery companies), in middle to late stages of product development; companies with levels of research and development expenditures similar to our own; market capitalization under $200 million; and companies with up to 100 employees. At that time, the compensation committee selected the following twenty companies to constitute the peer group when assessing our compensation practices: Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.), Alexza Pharmaceuticals, Antherea Pharmaceuticals, Inc., Aradigm Corporation, BioCryst Pharmaceuticals, Inc., BioDelivery Sciences International, Inc., BioSante Pharmaceuticals, Inc., Cell Therapeutics, Inc., Cytokinetics, Incorporated, CytRx, Corp., Discovery Laboratories, Inc., GenVec, Inc., Idera Pharmaceuticals, Inc., MediciNova, Inc., NovaBay Pharmaceuticals, Inc., Repros Therapeutics Inc., StemCells, Inc., Sunesis Pharmaceuticals, Inc., Transzyme Pharma Inc. and Zalicus Inc.

In determining and recommending appropriate cash compensation, long-term incentives and total compensation for our executive officers for our 2014 and 2015 fiscal years, the compensation committee has considered the prior recommendations of Meridian and our historical compensation practices, generally, including our assessment of peer group companies.

The following table contains, for the fiscal years presented, information about the compensation of each of our chief executive officer and our two other most highly compensated executive officers for our fiscal year ended September 30, 2015. We refer to these executive officers in this Form 10-K/A as our named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Total ($)
Errol B. De Souza……………….	2015	506,482	139,283	174,333	820,098
President and Chief Executive	2014	491,730	196,692	397,756	1,086,178
Officer (4)

Alan Krasner…………………….	2015	350,200	—	77,480	427,680
Chief Medical Officer(5)	2014	340,000	96,985	139,215	576,200

Paul Bavier……………………..	2015	300,000	57,750	77,480	435,230
General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development	2014	260,000	74,165	99,439	433,604

______________

(1)  The amounts in the “Salary” column reflect the base salary earned and recorded during the applicable fiscal year.

(2)  We paid the bonuses for the fiscal year ended September 30, 2015 in cash in December 2015. The amounts in the “Bonus” column reflect the actual dollar amounts awarded to each named executive officer as annual discretionary cash bonuses. We paid, in November 2014, the bonus for the fiscal year ended September 30, 2014 to Dr. De Souza in the form of restricted stock units, which were issued in place of the cash amount. The restricted stock units vest in full on September 30, 2015. We paid the bonuses for the fiscal year ended September 30, 2014 to each of our other named executive officers in cash in December 2014.

(3)  The amounts in the “Option Awards” column represent the grant date fair value of option awards granted in the applicable fiscal years. Grant date fair value is calculated in accordance with ASC 718. For the assumptions relating to valuations of equity awards, see Note 2 to our 2015 audited financial statements, which are included in our annual report on Form 10-K, filed on December 22, 2015.

(4)  Dr. De Souza stepped down from his positions as President and Chief Executive Officer on January 26, 2016.

(5)  Dr. Krasner stepped down from his position as Chief Medical Officer effective November 13, 2015.

Base Salaries

Our compensation committee and board of directors review base salaries at least annually. The compensation committee may recommend adjustments to base salaries from time to time to realign them with market levels after taking into account individual responsibilities, performance and experience. We use base salary to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. The annual base salaries of our named executive officers for our 2015 fiscal year are reflected in the summary compensation table above. The following table sets forth the annual base salaries of our executive officers for our 2016 fiscal year.

Name	Salary
Dr. Errol De Souza…………………………………………………………………………..	$506,482
Mr. Gary Gemignani……………………………………………………………………….	$355,000
Mr. Paul Bavier……………………………………………………………………………...	$325,000

Dr. De Souza stepped down from his positions as President and Chief Executive Officer on January 26, 2016.

Discretionary Annual Cash Bonuses

During the early part of each fiscal year, our compensation committee reviews and approves or recommends to our board of directors for approval company performance goals against which the performance of our chief executive officer and our other named executive officers will be evaluated at the end of the fiscal year. The evaluation of our chief executive officer’s performance is based entirely on our corporate performance goals. The target bonus for our chief executive officer is 50% of base salary. For our other named executive officers, the target bonus is 35% of the individual’s base salary, with the corporate and individual performance goals accounting for 70% and 30%, respectively, of the named executive officers’ performance assessment for the year. In December 2015, on the recommendation of the compensation committee our board of directors established our overall achievement level at 55% of our corporate performance goals for the 2015 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of September 30, 2015 by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2015

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)
Errol B. De Souza…………	175,000	—	16.56	3/31/2017
	45,000	—	6.52	12/13/2017
	26,250	8,750(1)	2.60	11/22/2018
	57,766	57,765(2)	2.40	12/20/2019
	75,000	225,000(3)	2.36	12/22/2020
	—	225,000(4)	1.39	12/18/2021	—	—

Alan Krasner………………	25,000	—	62.48	5/26/2016
	10,000	—	9.16	12/12/2016
	8,978	—	14.84	12/14/2017
	22,500	—	6.52	12/13/2017
	12,187	4,063(1)	2.60	11/22/2018
	18,500	18,500(2)	2.40	12/20/2019
	26,250	78,750(3)	2.36	12/20/2020
	—	100,000(4)	1.39	12/18/2021	—	—

Paul S. Bavier……………..	8,750	—	63.40	10/12/2015
	3,750	—	71.68	12/04/2015
	6,250	—	9.16	12/13/2016
	4,835	—	14.84	12/14/2017
	17,500	—	6.52	12/13/2017
	10,313	3,437(1)	2.60	11/22/2018
	16,000	16,000(2)	2.40	12/20/2019
	18,750	56,250(3)	2.36	12/20/2020
	—	100,000(4)	1.39	12/18/2021	—	—

______________

(1)  This option vests in four equal annual installments. The first installment vested on November 23, 2012, the second installment vested on November 23, 2013, and the third installment vested on November 23, 2014. The final installment vested on November 23, 2015, after the completion of our 2015 fiscal year.

(2)  This option vests in four equal annual installments. The first installment vested on December 21, 2013, the second installment vested on December 21, 2014 and the third installment vested on December 21, 2015 after the completion of our 2015 fiscal year. The next installment will vest on December 21, 2016.

(3)  This option vests in four equal annual installments. The first installment vested on December 23, 2014 and the second installment vested on December 23, 2015 after the completion of our 2015 fiscal year. The next two installments will vest on December 23, 2016 and 2017.

(4)	This option vests in four equal annual installments. The first installment vested on December 19, 2015 after the completion of our 2015 fiscal year. The remaining three installments will vest on December 19, 2016, 2017 and 2018.

Potential Payments Upon Termination and Change of Control

Dr. De Souza and Messrs. Gemignani and Bavier are each entitled to receive termination benefits that are not available to our employees generally. These benefits are provided pursuant to an employment agreement, in the case of Dr. De Souza and Mr. Gemignani, and a change of control and severance agreement in the case of Mr. Bavier. In addition, our equity plans provide for certain acceleration of unvested equity awards upon our change of control.

Equity Awards

Under our employment agreement with Dr. De Souza and Mr. Gemignani, and our change of control agreement with Mr. Bavier, some, or all, of the executive’s unvested equity awards immediately vest upon the occurrence of a “double trigger” in the event of a change of control. In other words, the change of control does not itself trigger benefits; rather, benefits immediate vesting occurs only if the executive’s employment is terminated during a specified period after the change of control. Under our severance agreement with Mr. Bavier, all unvested options immediately vest upon termination of employment.

Employment Agreement with Dr. De Souza

In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010 (the “De Souza Employment Agreement”), setting forth the terms of his employment. The De Souza Employment Agreement provides for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continues for successive one-year terms unless the agreement is terminated by either party on 120 days prior written notice in accordance with the terms of the agreement. The De Souza Employment Agreement provides for an annual salary of $450,000 and eligibility for a target bonus of 50% of the annual salary, which bonus may be increased in the sole judgment of our compensation committee. In addition, Dr. De Souza was granted options to purchase 175,000 shares of our common stock pursuant to the 2010 Stock Incentive Plan. We agreed to pay Dr. De Souza’s reasonable and documented temporary housing and related expenses of up to $5,000 per month for a period of up to 18 months following the date of the De Souza Employment Agreement.

We may terminate the De Souza Employment Agreement with or without cause. Dr. De Souza will not be entitled to severance benefits if we terminate his employment for cause, as defined in the De Souza Employment Agreement, or if he terminates his employment without good reason. If we terminate Dr. De Souza’s employment without cause, or he terminates his employment with the company for good reason, he is entitled to:

•	two times his then current base salary, plus two times his target annual bonus for the fiscal year in which he is terminated, plus the pro rata amount of his target annual bonus for the fiscal year in which he is terminated to be paid in equal installments over a 24 month period;
•	COBRA benefits until the earlier of the end of the 24th month after the date his employment with us ends or the date his COBRA coverage expires;
•	24 months of acceleration of his outstanding equity compensation awards; and
•	full vesting of his outstanding equity compensation awards, if we terminate his employment without cause, or he terminates his employment with us for good reason within 12 months following a change in control, as defined in the De Souza Employment Agreement.

Pursuant to the terms of the De Souza Employment Agreement, if we terminate Dr. De Souza’s employment without cause, or he terminates his employment with us for good reason, he agrees not to compete with us for 24 months following the termination of his employment with us. If we terminate his employment for cause or if he terminates his employment without good reason, he agrees not to compete with us for 12 months.

In order to receive the severance benefits described above, Dr. De Souza must deliver a general release of claims to us.

Employment Agreement with Mr. Gemignani

In connection with his appointment as our Chief Financial Officer, Mr. Gemignani signed an employment agreement, dated August 21, 2014 (the “Gemignani Employment Agreement”), setting forth the terms of his employment. The Gemignani Employment Agreement provides for an annual base salary of $330,000 and eligibility for a target bonus of up to 35% of the annual base salary, which bonus may be increased or decreased in the sole judgment of the compensation committee. In addition, Mr. Gemignani was granted options to purchase 160,000 shares of the Company’s common stock pursuant to the Company’s 2010 Stock Incentive Plan. These options will vest over a four-year period, with 25% vesting on the first anniversary of the grant date, and 25% thereafter on the second, third and fourth anniversaries.

The Company may terminate the Gemignani Employment Agreement with or without cause. Mr. Gemignani will not be entitled to severance benefits if the Company terminates his employment for cause, as defined in the Gemignani Employment Agreement, or if he terminates his employment without good reason, as defined in the Gemignani Employment Agreement. If the Company terminates Mr. Gemignani’s employment without cause, or he terminates his employment with us for good reason, he is entitled to:

•	a cash payment equal to the sum of 12 months of his then current base salary, or, in the event the termination occurs within 12 months following a change in control, as defined under the Company’s

2010 Stock Incentive Plan, 18 months of his then current base salary, plus one and a half times the amount of his target annual bonus for the fiscal year in which he is terminated;

•	COBRA benefits until the earlier of the end of the 12th month after the date his employment with the Company ends or the date his COBRA coverage expires; and
•	12 months accelerated vesting of his outstanding equity compensation awards, or, in the event the termination occurs within 12 months following a change in control, full vesting of his outstanding equity awards.

Pursuant to the terms of the Gemignani Employment Agreement, if the Company terminates Mr. Gemignani’s employment with or without cause, or he terminates his employment for good reason, he agrees not to compete with the Company for 12 months following the termination of his employment with the Company, or, in the event the termination occurs within 12 months following a change in control, for 18 months following the termination of his employment. If Mr. Gemignani resigns without good reason, he agrees not to compete with the Company for six months.

In order to receive the severance benefits described above, Mr. Gemignani must deliver a general release of claims to the Company.

Change of Control Agreement and Severance Agreement with Mr. Bavier

Pursuant to our change of control agreement with Mr. Bavier, he is entitled to the following upon termination of employment with us occurring within two years of a change of control, unless such termination is by the executive for other than good reason or by us for cause:

•	annual base salary earned through the termination date;
•	in the event the executive satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;
•	if the performance criteria were not fully satisfied, but our board of directors determines that criteria could have been satisfied had Mr. Bavier remained employed for the full fiscal year, an amount equal to the average bonus paid to Mr. Bavier over the last three fiscal years, portioned based on the number of days worked during the year, or the average annual bonus;
•	any accrued paid time-off;
•	annual base salary for a period of 18 months following the date of termination;
•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until Mr. Bavier qualifies for similar benefits from another employer;
•	150% of the average annual bonus (paid in addition to the bonus described immediately above);
•	acceleration of all outstanding options; and
•	extension of the exercisability of options.

All severance payments under the change of control agreement shall be made in a lump sum within ten days of the “Date of Termination” as defined in the change of control agreement (subject to any requirements of later payment under tax laws), except that any bonus payments shall be made when the executive’s bonus would have been paid if he were still employed by us, and the continuing payments of such executive’s base salary shall be paid at normal payroll intervals during the 18-month severance period, on the dates and in the amounts such executive would have received if he were still employed by us.

Under the change of control agreement, if we terminate Mr. Bavier for cause or if he terminates his employment with us without good reason, then Mr. Bavier is not entitled to severance payments or other benefits.

In order to receive the above termination benefits that are not otherwise accrued as of the date of termination, Mr. Bavier must release us from any and all claims. In addition, Mr. Bavier must not solicit any of our employees during the period that he receives his annual base salary.

Pursuant to the terms of the change of control agreement, the term “change of control” is generally defined as the following:

(a) the acquisition by any person or group of beneficial ownership of more than 50% of the outstanding shares of our common stock, or, if there are then outstanding any of our other voting securities, such acquisition of more than 50% of the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors, except for any of the following acquisitions of beneficial ownership of our common stock or our other voting securities: (i) by us or any employee benefit plan (or related trust) sponsored or maintained by us or any entity controlled by us; (ii) by Solomon S. Steiner; or (iii) by any person or entity during the lifetime of Solomon S. Steiner if the shares acquired were beneficially owned by Solomon S. Steiner immediately prior to their acquisition and the acquisition is a transfer to a trust, partnership, corporation or other entity in which Solomon S. Steiner owns a majority of the beneficial interests;

(b) we sell all or substantially all of our assets (or consummate any transaction having a similar effect) or we merge or consolidate with another entity or complete a reorganization unless the holders of our voting securities outstanding immediately prior to the transaction own immediately after the transaction in approximately the same proportions 50% or more of the combined voting power of the voting securities of the entity purchasing the assets or surviving the merger or consolidation or the voting securities of its parent company, or, in the case of a reorganization, 50% or more of the combined voting power of our voting securities; Notwithstanding the foregoing, any purchase or redemption of outstanding shares of our common stock or other voting securities by us resulting in an increase in the percentage of outstanding shares or other voting securities beneficially owned by any person or group shall be deemed to constitute a reorganization; however, no increase in the percentage of outstanding shares or other voting securities beneficially owned by Solomon S. Steiner or any person or entities referred to in (a)(i) or (iii) above resulting from any redemption of shares or other voting securities by us shall result in a change of control;

(c) we are liquidated; or

(d) our board of directors (if we continue to own our business) or the board of directors or comparable governing body of any successor owner of our business (as a result of a transaction which is not itself a change of control) consists of a majority of directors or members who are not incumbent directors.

In addition, the following terms have the following meanings:

•	“cause” is generally defined to mean:
•	the executive’s refusal to carry out any material duties or any directions or instructions of our board of directors or senior management which are reasonably consistent with those duties;
•	failure to perform satisfactorily any duties or any directions or instructions of our board of directors or senior management for ten days following written notice of the same;
•	violation of a local, state or federal law involving the commission of a crime, other than minor traffic violations, or any other criminal act involving moral turpitude;
•	gross negligence, willful misconduct, or the breach by the executive of his duty to us involving self-dealing or personal profit;
•	current abuse by the executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the executive; or any incident materially compromising the executive’s reputation or ability to represent us with investors, customers or the public; or
•	any other material violation of any provision of the change of control agreement for ten days following written notice of the same.
•	“good reason” is generally defined to mean:
•	a failure to grant the executive’s salary, bonus, and right to participate in fringe benefit programs that are otherwise afforded under the change of control agreement, other than an isolated and inadvertent failure not taken in bad faith that we remedy promptly upon receiving written notice of the same;
•	a material diminution in the executive’s position, authority, duties or responsibilities;

•	our requiring the executive to be based at any office or location that is more than fifty miles from the location of the executive’s assigned worksite and the executive’s residence immediately prior to the change of control;
•	our failure to require any successor to our business (whether by purchase of assets, merger or consolidation) to assume our obligations under the change of control agreement; or
•	any other material violation of the change of control agreement by us.

Pursuant to our severance agreement with Mr. Bavier, Mr. Bavier is entitled to the following upon termination of employment with us, unless such termination is by the executive for other than good reason or by us for cause:

•	annual base salary earned through the termination date;
•	in the event the executive satisfied the performance criteria for an annual bonus prior to termination, a portion of the annual bonus based on the number of days worked during the year;
•	if the performance criteria were not fully satisfied, but our board of directors determines that criteria could have been satisfied had the executive remained employed for the full fiscal year, the average annual bonus;
•	any accrued paid time-off;
•	annual base salary for a period of 18 months following the date of termination;
•	health insurance and, under certain circumstances, life, disability and other insurance benefits for a period of 18 months or until the executive qualifies for similar benefits from another employer;
•	150% of the average annual bonus (paid in addition to the bonus described immediately above);
•	acceleration of all outstanding options; and
•	extension of the exercisability of options.

All severance payments under the severance agreement shall be made in a lump sum within ten days of the “Date of Termination” as defined in the severance agreement, except that any bonus payments shall be made when Mr. Bavier’s bonus would have been paid if he were still employed by us, and the continuing payments of such executive’s base salary shall be paid at normal payroll intervals during the 18-month severance period, on the dates and in the amounts such executive would have received if he were still employed by us.

The definitions of “good reason” and “cause” are generally the same under the executive’s severance agreement as under his change of control agreement.

Under the agreement, if we terminate Mr. Bavier for cause or the executive terminates his employment with us without good reason, he is not entitled to severance payments or other benefits. In the event the severance agreement entitles the executive to identical benefits under his change of control agreement, we will not duplicate coverage and each executive will be only be entitled to such compensation payments and other benefits as available under one of the agreements.

In order to receive the above termination benefits that are not otherwise accrued as of the date of termination, Mr. Bavier must release us from any and all claims. In addition, he may not solicit any of our employees during the period that he is receiving his annual base salary.

DIRECTOR COMPENSATION

We pay each of our non-employee directors $30,000 annually, or $60,000 annually in the case of our chairman. In addition, non-employee directors receive the following committee-related fees annually: (1) $7,500 for participating on the audit committee or $15,000 for chairing the committee; (2) $5,000 for participating on the compensation committee or $15,000 for chairing the committee; (3) $2,500 for participating on the nominating and governance committee or $5,000 for chairing the committee; and (4) $2,500 for participating on the science and technology committee or $5,000 for chairing the committee. We may pay additional committee fees with respect to ad hoc committees formed from time to time.

Upon appointment, non-employee directors receive a one-time grant of an option to purchase 10,000 shares of common stock. These options vest pro rata monthly over one year. Annually, non-employee directors receive an option to purchase 10,000 shares of common stock, which also vest pro rata monthly over one year. The exercise price of these options is the fair market value on the date of grant. Each such option expires seven years after the date of grant under our 2010 Stock Incentive Plan and, if vested (and not otherwise expired), may be exercised for a period of thirty-six (36) months following a director’s departure from our board.

We reimburse our non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

The following table sets forth information for the fiscal year ended September 30, 2015 with respect to the compensation of our directors.

Fiscal Year 2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Ms. Julia R. Brown……………………………………	43,143	6,138	49,281
Dr. Barry Ginsberg……………………………………	37,500	6,138	43,638
Dr. Ira W. Lieberman…………………………………	77,917	6,138	84,055
Dr. Daniel Lorber……………………………………..	36,060	6,138	42,198
Ms. Arlene M. Morris…………………………………	15,247	5,171	20,418
Dr. Brian J.G. Pereira…………………………………	20,625	--	20,625
Mr. Davey S. Scoon…………………………………..	50,000	6,138	56,138

______________

(1)  The amounts in the “Option Awards” column represent the grant date fair value of option awards granted in our 2015 fiscal year, in accordance with ASC Topic 718, or ASC 718. For the assumptions relating to these valuations, see Note 2 to our 2015 audited financial statements, which are included in our annual report on Form 10-K filed on December 22, 2015. The following table shows the aggregate number of stock options held by each of our non-employee directors as of September 30, 2015.

Name	Aggregate Number of Shares Subject to Stock Options
Ms. Julia R. Brown………………………………………………………………...	31,250
Dr. Barry Ginsberg…………………………………………………………………	51,250
Dr. Ira W. Lieberman………………………………………………………………	53,750
Dr. Daniel Lorber…………………………………………………………………..	55,000
Ms. Arlene M. Morris………………………………………………………………	10,000
Mr. Davey S. Scoon………………………………………………………………..	31,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2015 by the following: (a) each person known by us to be the beneficial owner of 5% or more of any class of our voting securities; (b) each of our directors and named executive officers; and (c) all of our current directors and executive officers as a group.

There were 64,148,271 shares of common stock outstanding as of December 31, 2015. For purposes of the table below, we deem shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2015 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Biodel Inc., 100 Saw Mill Road, Danbury, Connecticut 06810.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
5% Stockholders:
Entities affiliated with Great Point Partners, LLC…………………….	5,430,855(1)	8.3
Entities affiliated with Rock Springs Capital Management LP..……..	4,000,000(2)	6.2
Entities affiliated with Rosalind Advisors Inc.…………………………	3,592,889(3)	5.6

Named Executive Officers and Directors:
Ms. Julia R. Brown……………………………………………………...	30,416(4)	*
Dr. Errol De Souza……………………………………………………...	707,315(5)	1.1
Dr. Barry Ginsberg……………………………………………………...	52,333(6)	*
Dr. Ira W. Lieberman…………………………………………………...	64,208(7)	*
Dr. Daniel Lorber……………………………………………………….	54,205(8)	*
Ms. Arlene Morris....…………………………………………………...	7,500(9)	*
Mr. Davey S. Scoon…………………………………………………….	30,416(10)	*
Dr. Alan Krasner………………………………………………………..	163,165(11)	*
Mr. Paul Bavier…………………………………………………………	147,812(12)	*
All current executive officers and directors as a group (8 individuals)……………………………………………………...	426,890(13)	*

______________

*   Less than one percent.

(1) Based solely on a Schedule 13G filed on April 28, 2015 by Great Point Partners, LLC, Dr. Jeffrey R. Jay, M.D. and Mr. David Kroin (collectively with their affiliated and managed entities described in the Schedule 13G, the “Great Point Affiliates”). Total amount includes warrants to purchase 1,048,024 shares of common stock held by the Great Point Affiliates. The principal business address of Great Point Partners, LLC is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(2)	Based solely on Schedule 13G filed on April 23, 2015 by Rock Springs Capital Management LP and Rock Springs Capital Master Fund LP (the “Rock Springs Entities”). The Rock Springs Entities each have shared voting and dispositive power over all of the indicated shares. The principal business address of Rock Springs Capital Management LP is 650 South Exeter, Suite 1070, Baltimore, MD 21202. The principal business address of Rock Springs Capital Master Fund LP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005, Cayman Islands.
(3)	Based solely on Schedule 13G filed on August 26, 2015 by Rosalind Advisors, Inc. (“Rosalind”), Rosalind Master Fund L.P. (“RMF”), Rosalind Capital Partners L.P. (“RCP”) and Steven Salamon. RMF is the record owner of 1,176,687 shares of common stock, options to acquire 54,000 shares of common stock and warrants to purchase 47,858 shares of common stock. RCP is the record owner of 2,153,236 shares, options to acquire 103,100 shares of common stock and warrants to purchase 58,008 shares of common stock. Rosalind is the investment advisor to RCP and RMF and may be deemed to be the beneficial owner of shares held by RCP and RMF. Steven Salamon is the portfolio manager of Rosalind and may be deemed to be the beneficial owner of shares held by RCP and RMF. Notwithstanding the foregoing, Rosalind and Mr. Salamon disclaim beneficial ownership of the shares. The principal business address of Rosalind, RCP and Mr. Salamon is 175 Bloor Street East, Suite 807, South Tower, Toronto, Ontario, M4W 3R8 Canada. The principal business address of RMF is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(4)	Consists of options to purchase shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(5)	Includes options to purchase 547,899 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(6)	Includes options to purchase 50,416 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(7)	Includes options to purchase 52,916 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(8)	Includes options to purchase 52,916 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(9)	Consists of options to purchase shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(10)	Consists of options to purchase shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(11)	Includes options to purchase 127,478 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(12)	Includes options to purchase 128,835 shares of our common stock that are exercisable or vest within 60 days of December 31, 2015.
(13)	Includes options to purchase 393,415 of our common stock that are exercisable or vest within 60 days of December 31, 2015.

Equity Compensation Plans of the Company

The following table presents certain information about our equity compensation plans as of September 30, 2015:

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders……………………………	3,434,597(1)	$8.77	1,608,913 (2)
Equity compensation plans not approved by security holders………………………	—	—	—
Total……………………… ……………………………………………………………	3,434,597	$8.77	1,608,913

______________

(1)  Represents shares of common stock underlying outstanding stock options and RSUs granted under our 2004 Stock Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2010 Stock Incentive Plan.

(2)  Represents shares of common stock remaining available for issuance pursuant to awards under the 2010 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Compensation

Please see Item 11 - “Executive Compensation - Director Compensation” for a discussion of options granted and other compensation to our non-employee directors.

Executive Compensation

Please see Item 11 - “Executive Compensation” for additional information on compensation of our executive officers. Information regarding (1) an employment agreement with Errol B. De Souza, (2) an employment agreement with Gary G. Gemignani, and (3) a severance agreement and a change of control agreement with Mr. Bavier is set forth under “Executive Compensation — Potential Payments Upon Termination and Change of Control.”

Director Independence

Please see Item 10 “Directors, Executive Officers and Corporate Governance” for a discussion of director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table sets forth the aggregate fees for services billed to us by BDO USA, LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2015	2014
Audit Fees………………………………………………………………….	$289,950*	$300,495**
Audit-related Fees………………………………………………………….	—	—
Tax Fees……………………………………………………………………	$24,395	$8,807
All Other fees………………………………………………………………	—	—
Total Fees…………………………………………………………………..	$314,345	$309,302
* Represents $191,400 for audit fees and $98,550 for review of prospectus and comfort letters. **Represents $185,670 for audit fees and $114,825 for review of prospectus and comfort letters.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. During fiscal year 2015, no services were provided to us by any independent registered public accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibit Index annexed to this report is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODEL INC.
By:	/s/ Gary G. Gemignani
Gary G. Gemignani Chief Financial Officer (duly authorized officer and principal financial and accounting officer) Date: January 28, 2016

Exhibits Index

Exhibit Number	Description of Document
3.1	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011).
3.3	Certificate of Amendment to Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2012).
3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed on June 27, 2012).
3.5	Certificate of Amendment of Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2012).
3.6	Registrant’s Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
3.7	Certificate of Amendment of Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2015).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
4.2	Form of Warrant to Purchase Shares of Common Stock issued in the Registrant’s May 2011 registered direct offering (Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on May 13, 2011).
4.3	Form of Warrant issued in the Registrant’s June 2012 private placement (Incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
10.1*	2010 Stock Incentive Plan, as amended March 8, 2012 (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2012).
10.2*	2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.3*	2010 Non Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.4*	2010 Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010).
10.5*	Form of Indemnification Agreement entered into between the Registrant and its directors and certain of its executive officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.6*	Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.7*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).

10.8*	2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.9*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010).
10.10*	Change of Control Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.11*	Executive Severance Agreement entered into between the Registrant and certain of its executive officers (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (333-140504) filed on February 7, 2007).
10.12	Commercial Lease, dated February 2, 2004, by and between the Registrant and Mulvaney Properties, LLC and an amendment thereto dated September 29, 2006 (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.13	Commercial Lease, dated October 19, 2006, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (333-140504), filed on May 10, 2007).
10.14	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 6 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).
10.15	Amendment to Commercial Lease, dated July 23, 2007 by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 8 Christopher Columbus Avenue, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 27, 2007).
10.16	Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed on July 27, 2007).
10.17	Lease Amendment, dated October 1, 2007, to Commercial Lease, dated July 23, 2007, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007).
10.18	Option to Renew, dated as of November 6, 2013, to Commercial Lease, dated as of July 23, 2007, as amended, by and between the Registrant and Mulvaney Properties, LLC (for the premises located at 100 Saw Mill Road, Danbury, CT 06810) (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on December 20, 2013).
10.19*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.20*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2007).
10.21	At-the-Market Issuance Sales Agreement, dated May 13, 2013, between the Registrant and MLV & Co. LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2013).

10.22	Underwriting Agreement, dated April 14, 2015, among the Registrant and the several Underwriters named therein (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2015).
10.23	Purchase Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2014).
10.24	Registration Rights Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2014).
10.25*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 27, 2014).
10.26†	Commercial Supply Agreement for Glucagon, dated July 17, 2012, among Bachem Americas, Inc., Bachem AG and the Registrant (Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on December 20, 2013).
10.27†	Customization and Commercial Supply Agreement, effective April 8, 2013, between Unilife Medical Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K filed on December 20, 2013).
10.28	Securities Purchase Agreement, dated as of June 21, 2012, among the Registrant and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2012).
21.1	Subsidiaries of the Registrant. †††
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm. †††
31.01	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. †††
101.SCH	XBRL Taxonomy Extension Schema Document. †††
101.CAL	XBRL Taxonomy Calculation Linkbase Document. †††
101.LAB	XBRL Taxonomy Label Linkbase Document. †††
101.PRE	XBRL Taxonomy Presentation Linkbase Document. †††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †††

____________

†  Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††  Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††† Previously filed.

*  Indicates a management contract or compensatory plan or arrangement.