Form 10-Q
period 2015-12-31
Biodel Inc
filed 2016-02-16
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of January 29, 2016 there were 64,148,271 shares of the registrant's common stock, $0.01 par value, outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2015 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2015 and 2014	2

Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the period from September 30, 2015 through December 31, 2015	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2015 and 2014	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits	28

Signatures	29

EX-31.01
EX-31.02
EX-32.01 EX-101

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Biodel Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2015
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$40,845	$36,932
Restricted cash	—	21
Prepaid and other assets	262	674

Total current assets	41,107	37,627
Property and equipment, net	280	251
Intellectual property, net	37	36

Total assets	$41,424	$37,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$421	$335
Accrued expenses:
Clinical trial expenses	1	136
Payroll and related	863	282
Accounting and legal fees	289	324
Other	234	335
Income taxes payable	—	8

Total current liabilities	1,808	1,420

Common stock warrant liability	5	3
Other long term liabilities	54	38

Total liabilities	1,867	1,461
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 1,909,410 and 0 issued and outstanding	19	—
Common stock, $.01 par value; 200,000,000 shares authorized; 62,151,202 and 64,148,271 issued and outstanding	622	641
Additional paid-in capital	287,212	287,323
Accumulated deficit	(248,296)	(251,511)

Total stockholders' equity	39,557	36,453

Total liabilities and stockholders' equity	$41,424	$37,914

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2014	2015
Revenue	$—	$—

Operating expenses:
Research and development	3,407	1,594
General and administrative	1,833	1,632

Total operating expenses	5,240	3,226
Other (income):
Interest and other income	(9)	(17)
Adjustment to fair value of common stock warrant liability	(546)	(2)

Loss before tax provision	(4,685)	(3,207)
Tax provision	2	8

Net loss	(4,687)	(3,215)

Net loss per share — basic and diluted	$(0.20)	$(0.05)

Weighted average shares outstanding — basic and diluted	23,435,844	63,583,137

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2015	62,151,202	$622	1,909,410	$19	$287,212	$(248,296)	$39,557
Preferred stock conversion	1,909,410	19	(1,909,410)	(19)	—	—	—
RSU's converted to common stock net of taxes withheld	87,659	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	(3,215)	(3,215)
Balance, December 31, 2015 (unaudited)	64,148,271	$641	—	$—	$287,323	$(251,511)	$36,453

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(4,687)	$(3,215)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	30
Stock-based compensation for employees and directors	195	111
Adjustment to fair value of common stock warrant liability	(546)	(2)
(Increase) decrease in:
Income taxes receivable	—	(9)
Prepaid expenses and other assets	(579)	(403)
Increase (decrease) in:
Accounts payable	263	(86)
Income taxes payable	2	8
Accrued expenses and long term liabilities	(191)	(326)

Total adjustments	(754)	(677)

Net cash used in operating activities	(5,441)	(3,892)

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2014	2015
Cash flows from financing activities:

Restricted cash	—	(21)
Net proceeds from employee stock purchase plan	10	—
Net proceeds from ATM facility	100	—
Net proceeds from equity line	469	—

Net cash provided by/(used in) financing activities	579	(21)

Net (decrease)/increase in cash and cash equivalents	(4,862)	(3,913)

Cash and cash equivalents, beginning of period	24,588	40,845

Cash and cash equivalents, end of period	19,726	36,932

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—
Income taxes	—	9

Conversion of convertible preferred stock to common stock	$—	$19

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

In December 2015, the Company announced that its board of directors approved a plan to explore strategic alternatives to further realize value from the Company's pipeline assets while preserving its cash balance to the extent practicable. In January 2016, the Company retained Ladenburg Thalmann & Co. to assist in this process. Also in January 2016, the Company completed a reduction in force of 15 non-executive employees designed to reduce operating expenditures while exploring strategic alternatives. The January 2016 reduction in force is in addition to the ten-person reduction in force the Company completed in October 2015, which was designed to reduce infrastructure costs and improve efficiency of research and quality-related activities.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on December 22, 2015. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

2. Restricted Cash

Restricted cash was $21 as of December 31, 2015 and $0 as of September 30, 2015. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

3. Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, and accounts payable, approximate their fair values due to their short term maturities.

ASC Topic 820 ("ASC 820") Fair Value Measurements applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

As of September 30, 2015 and December 31, 2015, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2015 and December 31, 2015 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 8). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input. The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Description	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents and restricted cash	$36,953	$36,953	$—	$—

Subtotal	36,953	36,953	—	—

Liabilities:
Common stock warrant liability (see Note 8)	(3)	—	—	(3)
Subtotal	(3)	—	—	(3)

Total	$36,950	$36,953	$—	$(3)

Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,845	$40,845	$—	$—

Subtotal	40,845	40,845	—	—

Liabilities:
Common stock warrant liability (see Note 8)	(5)	—	—	(5)
Subtotal	(5)	—	—	(5)
Total	$40,840	$40,845	$—	$(5)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2015	$(5)
Decrease in fair value of common stock warrant liability	2
Balance at December 31, 2015	$(3)

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107. The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost related to options for the three months ended December 31, 2015 was $111. In comparison, the total compensation cost related to options for the three months ended December 31, 2014 was $195. The December 31, 2015 expense includes a modification to extend the option exercise period for employees affected by the October 2015 reduction in force.

At December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $992, which will be recognized over the next five years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the three months ended December 31, 2015:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2015	3,434,597	$8.61	5	$—
Forfeited, expired	(454,455)	24.73		—
Outstanding options, December 31, 2015	2,980,142	$6.33	4	—

Exercisable options, December 31, 2015	1,849,666	$9.08	3	$—

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Black-Scholes pricing model assumptions for the options granted during the three months ended December 31, 2014 and 2015 are set forth below:

	Three Months Ended December 31,
	2014		2015
Expected life (in years)	4.75		—
Expected volatility	69	% - 82%	—
Expected dividend yield	0%		—
Risk-free interest rate	0.96	%-1.62%	—
Weighted average grant date fair value	$1.39		—

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

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 16.37%. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. Due to the Company's January 2016 RIF, an additional rate of 15% was booked for forfeitures bringing the total for the period to 31.37%. The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended December 31,
	2014	2015
Stock compensation expense — RSUs	$34	—

The following table summarizes RSU activity from October 1, 2015 through December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Vested and not distributed balance at October 1, 2015	131,128	$1.57
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(131,128)	1.57
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at December 31, 2015	—	$—

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering to be withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three months ended December 31, 2015 was $0. In comparison, for the three months ended December 31, 2014, the Company expensed $3.

An aggregate of 525,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of December 31, 2014 and 2015, a total of 376,262 and 370,382 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of December 31, 2014 and 2015, the Company has issued 123,738 and 154,618 shares, respectively, under the Purchase Plan.

6. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25 ("ASC 740-10-25"), Accounting for Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2015 remain open and subject to examination by the appropriate governmental agencies in the United States and Connecticut.

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

The Company has approximately $31 million of NOLs, which, if not used, expire beginning in 2025 through 2035.

The Company's effective tax rate for the three months ended December 31, 2014 and 2015 was 0% due to the full valuation allowance against the net deferred tax assets and differs from the federal statutory rate of 34% due to net operating losses. A valuation allowance for the full amount of the deferred tax assets has been established as of December 31, 2014 and 2015.

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

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,
	2014	2015
Common shares underlying warrants issued for common stock	5,006,398	5,006,398
Common shares issuable upon conversion of Series B Preferred Stock	1,950,000	—
Stock options	3,462,516	2,980,142
Restricted stock units outstanding	131,128	—

8. Financings

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

July 2014 Equity Line Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by LPC under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company was required to use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by LPC of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no available amount remained under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company could direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock was not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the time of sales, but in no event could the Company sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $1.50 per share (subject to adjustment). The Company could control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. In aggregate, the Company has sold 750,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1,161.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On April 14, 2015, the Company provided written notice of termination of the Purchase Agreement pursuant to the terms of the agreement. The termination became effective on April 16, 2015.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to an additional $3,239 from time to time through MLV as the Company's sales agent. In aggregate, the Company has sold 2,607,535 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4,733.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the 2012 Private Placement paid a negotiated price of $2.355. The warrants were immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock holders of Series B Preferred Stock will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, and the Company is required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock. As of December 31, 2015, all Series B Preferred Stock has been converted into common stock and none is outstanding.

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

At December 31, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $3. In comparison, the fair value of the warrant liability at September 30, 2015 was $5.

During the three months ended December 31, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $2 within Other income, to reflect a decrease in the valuation of the warrants from September 30, 2015 to December 31, 2015.

The following summarizes the changes in value of the warrant liability from September 30, 2015 through December 31, 2015:

Balance at September 30, 2015	$5
Decrease in fair value of common stock warrant liability	(2)
Balance at December 31, 2015	$3

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock was convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder was prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. As of December 31, 2015, all Series A Preferred Stock has been converted into common stock and none is outstanding.

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

At December 31, 2015, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $0. In comparison, the fair value of the warrant liability at September 30, 2015 was $0.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

During the three months ended December 31, 2015, the Company recorded an adjustment to fair value of common stock warrant liability of $0 within Other income, to reflect a decrease in the valuation of the warrants from September 30, 2015 to December 31, 2015.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of December 31, 2015, the fair value of the warrants issued in the 2012 Private Placement and the May 2011 Offering.

As of December 31, 2015, the Company estimated such fair value using the following assumptions:

June 2012 Private Placement	December 31, 2015
Stock price	$0.34
Exercise price	$2.66
Risk-free interest rate	0.65%
Expected remaining term (years)	1.49
Expected volatility	66%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	December 31, 2015
Stock price	$0.34
Exercise price	$9.92
Risk-free interest rate	0.16%
Expected remaining term (years)	0.38
Expected volatility	106%
Dividend yield	—
Warrants outstanding	2,256,929

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three months ended December 31, 2014 and 2015 loss per share calculation since their inclusion would be anti-dilutive.

9. Commitments

Leases

As of December 31, 2015, the Company leased three facilities in Danbury, Connecticut.

The Company extended its lease for laboratory space in January 2016 for three months. This lease provides for annual basic lease payments of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses.

The Company also extended its lease agreement for additional office space adjacent to its laboratory space in January 2016 for three months. This lease provides for annual basic lease payments of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

In November 2013, the Company renewed its lease for its corporate office for five years. This lease provides for annual basic lease payments of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses.

Rent expense for the three months ended December 31, 2015 was $168. In comparison, rent expense for the three months ended December 31, 2014, was $166.

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

10. Subsequent Events

Effective January 26, 2016, Errol B. De Souza, stepped down as President and Chief Executive Officer of the Company and as a member of the board of directors. In connection with Dr. De Souza's departure, in the second fiscal quarter of 2016 the Company recorded an accrual of $1,670 for severance payments in accordance with the terms of Dr. De Souza's employment agreement.

Effective January 26, 2016, Gary G. Gemignani, the Company's Chief Financial Officer, was appointed Interim Chief Executive Officer, and Paul S. Bavier, the Company's General Counsel and Chief Administrative Officer, was appointed Interim President.

Effective January 31, 2016, the Company completed a reduction in force of 15 non-executive employees, which is intended to reduce the Company's operating expenditures while it explores its strategic alternatives. The Company estimated that it will incur onetime cash severance payments of approximately $1,300 in connection with the reduction in force. Following the reduction in force, the Company estimates that its average operating cash burn will be approximately $1,100 per quarter.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and in our other subsequent public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of our report on Form 10-K for the fiscal year ended September 30, 2015 and other subsequent filings with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In December 2015, we announced that our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. In January 2016, we retained Ladenburg Thalmann & Co. to assist us in this process. Also in January 2016, we completed a reduction in force of 15 non-executive employees designed to reduce our operating expenditures while we explore our strategic alternatives. The January 2016 reduction in force is in addition to the ten-person reduction in force we completed in October 2015, which was designed to reduce infrastructure costs and improve efficiency of research and quality-related activities.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates. We have financed our operations and internal growth through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our April 2015 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and our since-terminated equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC. We may issue shares of our common stock pursuant to our agreement with MLV in the future. On April 14, 2015, we provided written notice of termination of our equity line purchase agreement with LPC, pursuant to the terms of the agreement. The termination became effective on April 16, 2015. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $3.2 million for the three months ended December 31, 2015.

As of December 31, 2015 we had approximately $37.0 million in cash and cash equivalents, compared to $40.8 million in cash and cash equivalents as of September 30, 2015. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for the foreseeable future.

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

As a result of our reductions in force in October 2015 and January 2016, we expect that our research and development expenses for the fiscal year ending September 30, 2016 will decrease as compared to the fiscal year ended September 30, 2015, as we continue to explore our strategic options.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs. A substantial majority of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended December 31,
	2014	2015

Research and development expenses:
Preclinical expenses	$969	$615
Manufacturing expenses	867	411
Clinical/regulatory expenses	1,571	568
Total	$3,407	$1,594

The following table illustrates, for the three months ended December 31, 2014 and 2015, our research and development costs by project.

	Three Months Ended December 31,
	2014	2015

Ultra-rapid-acting insulin formulations:
RHI/Analog	$169	$--
Glucagon Emergency Management (GEM)	1,224	342
BIOD-531	1,174	492
Other	840	760
Total	$3,407	$1,594

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to our limited resources we have available to us following our reductions in force in October 2015 and January 2016, as well as the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our glucagon emergency management, or GEM, product candidate, which comprises lyophilized glucagon and an aqueous diluent in an automatic reconstitution device, and our concentrated ultra-rapid-acting insulin product candidate, BIOD-531, which uses RHI as the active pharmaceutical ingredient in a concentration of 400 units per milliliter;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA the FDA for that product candidate;

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

We anticipate that our general and administrative core expenses in the fiscal year ending September 30, 2016 will decrease from the fiscal year ended September 30, 2015, with the exception of severance payments, as we continue to focus our efforts on preserving cash while we assess our options to maximize shareholder value. Over the longer term, however, these expenses could increase.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. In November 2007, our board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control - subject to our business objectives and tax situation. We review this policy as needed, but minimally on an annual basis. We have maintained an investment strategy of investing primarily in a premier commercial money market account, which consists primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies. We intend to maintain this conservative strategy for the fiscal year ending September 30, 2016.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our accounting policies relating to research and development costs, warrant liability, and stock-based compensation are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. These policies are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to such policies since the filing of such Annual Report.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2015

Revenue. We did not recognize any revenue during the three months ended December 31, 2014 or 2015.

Research and Development Expenses.

	Three Months Ended December 31,		Decrease
	2014	2015	$	%
	(in thousands)
Research and Development	$3,407	$1,594	$1,813	53.2%

Research and development expenses were $1.6 million for the three months ended December 31, 2015, a decrease of $1.8 million, or approximately 53.2%, from $3.4 million for the three months ended December 31, 2014. This decrease was primarily due to a $0.7 million decrease in clinical trial costs, a $0.6 million decrease in contract services and materials, a $0.3 million decrease in personnel costs, and a $0.1 million decrease in animal studies.

Stock-based compensation included in research and development expenses were $40 thousand for the three months ended December 31, 2015 and $0.1 million for the three months ended December 31, 2014.

General and Administrative Expenses.

	Three Months Ended December 31,		Decrease
	2014	2015	$	%
	(in thousands)
General and Administrative	$1,833	$1,632	$201	11.0%

General and administrative expenses were approximately $1.6 million for the three months ended December 31, 2015, a decrease of $0.2 million, or 11.0%, from $1.8 million for the three months ended December 31, 2014.

Stock-based compensation expenses were $0.1 million for the three months ended December 31, 2015 and December 31, 2014.

Interest and Other Income.

	Three Months Ended December 31,		Increase
	2014	2015	$	%
	(in thousands)
Interest and Other Income	$9	$17	$8	88.9%

Interest and other income was $17 thousand for the three months ended December 31, 2015, compared to $9 thousand for the three months ended December 31, 2014.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended December 31,		Increase
	2014	2015	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(546)	$(2)	$544	100%

The change to fair value of common stock warrant liability during the three months ended December 31, 2015 was primarily a result of a decrease in the price of our common stock from $0.44 per share as of September 30, 2015 to $0.34 per share as of December 31, 2015. The change to fair value of common stock warrant liability during the three months ended December 31, 2014 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.33 per share as of December 31, 2014.

Net Loss and Net Loss per Share

	Three Months Ended December 31,		Decrease
	2014	2015	$	%
	(in thousands)
Net loss	$(4,687)	$(3,215)	$1,472	31.4%
Net loss per share	$(0.20)	$(0.05)

Net loss was $3.2 million, or $(0.05) per share, for the three months ended December 31, 2015, compared to $4.7 million, or $(0.20) per share, for the three months ended December 31, 2014. The decrease in net loss was primarily attributable to the decreased expenses described above. We expect our losses to continue for the foreseeable future.

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

At December 31, 2015, we had cash and cash equivalents totaling approximately $37.0 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $3.9 million for the three months ended December 31, 2015 and $5.4 million for the three months ended December 31, 2014, primarily as a result of a lower net loss for the current year period.

Net cash used in investing activities was $0 for the three months ended December 31, 2015 and $0 for the three months ended December 31, 2014.

Net cash provided by/(used in) financing activities was $(21) for the three months ended December 31, 2015 and $579 thousand for the three months ended December 31, 2014. Net cash used in financing activities for the three months ended December 31, 2015 reflects restricted cash held in a money market account to secure a credit card purchasing agreement. Net cash provided by financing activities for the three months ended December 31, 2014 reflect proceeds from the sale of our common stock through our equity line, ATM and our employee stock purchase plan.

Funding Requirements

We believe that our existing cash and cash equivalents at December 31, 2015 will be sufficient to fund our anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;

•the progress, timing or success of our research and development and clinical programs for our product candidates, particularly our glucagon emergency management, or GEM, product candidate, which comprises lyophilized glucagon and an aqueous diluent in an automatic reconstitution device, and our concentrated ultra-rapid-acting insulin product candidate, BIOD-531, which uses RHI as the active pharmaceutical ingredient in a concentration of 400 units per milliliter;

•our ability to conduct the development work necessary to finalize the formulation and presentation of our GEM product candidate, as well as the preclinical studies, clinical trials and manufacturing activities necessary to support the submission of an NDA the FDA for that product candidate;

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

While we continue to pursue cost saving initiatives to reduce operating expenses, we may also need to raise additional funds and periodically explore sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, debt financings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In September 2015, we filed a complaint in Superior Court in the State of Connecticut (Judicial District of Danbury) against Unilife. The complaint contains two counts. The First Count seeks injunctive relief pending arbitration of certain contract claims relating to our GEM program. The Second Count seeks compensatory and punitive damages from Unilife based on its alleged violation of the Connecticut Unfair Trade Practices Act in connection with our GEM program. In January 2016, the Superior Court denied in its entirety Unilife's motion to strike the complaint. In November 2015, we also filed a demand for arbitration with the American Arbitration Association relating to alleged breaches by Unilife of its contractual obligations to develop and supply the injection device intended for use with our GEM product candidate.

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

BIODEL INC.

Dated: February 16, 2016	By:	/s/ Gary G. Gemignani
Gary G. Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.