Form 10-Q
period 2016-03-31
Biodel Inc
filed 2016-05-10
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

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

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of April 29, 2016 there were 64,148,271 shares of the registrant's common stock, $0.01 par value, outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2016 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended March 31, 2016 and 2015	2

Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the period from September 30, 2015 through March 31, 2016	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended March 31, 2016 and 2015	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits	29

Signatures	30

EX-31.01
EX-31.02
EX-32.01
EX-101

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Biodel Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015	March 31, 2016
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$40,845	$33,433
Restricted cash	—	21
Prepaid and other assets	262	684

Total current assets	41,107	34,138
Property and equipment, net	280	—
Intellectual property, net	37	35

Total assets	$41,424	$34,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$421	$115
Accrued expenses:
Clinical trial expenses	1	30
Payroll and related	863	233
Accounting and legal fees	289	269
Restructuring	—	1,404
Other	234	143
Income taxes payable	—	16

Total current liabilities	1,808	2,210

Common stock warrant liability	5	3
Restructuring and other long term liabilities	54	965

Total liabilities	1,867	3,178
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 1,909,410 and 0 issued and outstanding	19	—
Common stock, $.01 par value; 200,000,000 shares authorized; 62,151,202 and 64,148,271 issued and outstanding	622	641
Additional paid-in capital	287,212	287,733
Accumulated deficit	(248,296)	(257,379)

Total stockholders' equity	39,557	30,995

Total liabilities and stockholders' equity	$41,424	$34,173

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,917	2,091	6,324	3,685
General and administrative	1,611	3,989	3,444	5,621

Total operating expenses	4,528	6,080	9,768	9,306
Other (income):
Interest and other income	(7)	(220)	(16)	(237)
Adjustment to fair value of common stock warrant liability	(166)	—	(712)	(2)

Loss before tax provision	(4,355)	(5,860)	(9,040)	(9,067)
Tax provision	1	8	3	16

Net loss	(4,356)	(5,868)	(9,043)	(9,083)

Net loss per share — basic and diluted	$(0.18)	$(0.09)	$(0.40)	$(0.15)

Weighted average shares outstanding — basic and diluted	24,369,246	64,148,271	22,809,903	61,053,997

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2015	62,151,202	$622	1,909,410	$19	$287,212	$(248,296)	$39,557
Preferred stock conversion	1,909,410	19	(1,909,410)	(19)	—	—	—
RSU's Converted to common stock net of taxes withheld	87,659	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	521	—	521
Net loss	—	—	—	—	—	(9,083)	(9,083)
Balance, March 31, 2016 (unaudited)	64,148,271	$641	—	$—	$287,733	$(257,379)	$30,995

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net loss	$(9,043)	$(9,083)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	80
Gain on sale of property and equipment	—	(202)
Stock-based compensation for employees and directors	425	521
Adjustment to fair value of common stock warrant liability	(712)	(2)
(Increase) decrease in:
Prepaid expenses and other assets	(309)	(279)
Increase (decrease) in:
Accounts payable	174	(306)
Income taxes payable	3	16
Accrued expenses and long term liabilities	309	1,603

Total adjustments	54	1,431

Net cash used in operating activities	(8,989)	(7,652)

Cash flows from investing activities:
(Purchase)/Sales of property and equipment	(19)	261

Net cash (used in) provided by investing activities	(19)	261

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2015	2016
Cash flows from financing activities:

Restricted cash	—	(21)
Net proceeds from employee stock purchase plan	10	—
Net proceeds from ATM facility	1,591	—
Net proceeds from equity line	672	—
Fees associated with April 2015 offering	(100)	—

Net cash provided by/(used in) financing activities	2,173	(21)

Net decrease in cash and cash equivalents	(6,835)	(7,412)

Cash and cash equivalents, beginning of period	24,588	40,845

Cash and cash equivalents, end of period	17,753	33,433

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Income taxes	—	22

Conversion of convertible preferred stock to common stock	$—	$19
Other receivables for sale of property and equipment	$—	$143

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. Business and Basis of Presentation

Business

Biodel Inc. and its wholly owned subsidiary (collectively, "Biodel" or the "Company") is a specialty pharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned inactive subsidiary in the United Kingdom in October 2011 ("Biodel UK Limited").

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on December 22, 2015. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

2. Restricted Cash

Restricted cash was $21 as of March 31, 2016 and $0 as of September 30, 2015. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of September 30, 2015 and March 31, 2016, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2015 and March 31, 2016 for the warrants issued in the May 2011 and June 2012 financings (as defined in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input. The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Description	Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents and restricted cash	$33,454	$33,454	$—	$—

Subtotal	33,454	33,454	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(3)	—	—	(3)
Subtotal	(3)	—	—	(3)

Total	$33,451	$33,454	$—	$(3)

Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,845	$40,845	$—	$—

Subtotal	40,845	40,845	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(5)	—	—	(5)
Subtotal	(5)	—	—	(5)
Total	$40,840	$40,845	$—	$(5)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2015	$(5)
Decrease in fair value of common stock warrant liability	2
Balance at March 31, 2016	$(3)

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107. The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost related to options for the three and six months ended March 31, 2016 was $411 and $521, respectively. In comparison, the total compensation cost related to options for the three and six months ended March 31, 2015 was $180 and $341, respectively. The March 31, 2016 expense includes a modification to extend the exercise period for employees affected by the October 2015 and January 2016 RIFs.

At March 31, 2016, the total compensation cost related to non-vested options not yet recognized was $399, which will be recognized over the next five years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the six months ended March 31, 2016:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2015	3,434,597	$8.61	5	$—
Granted	1,750,000	$0.27	7	2
Forfeited, expired	(988,431)	15.38		—
Outstanding options, March 31, 2016	4,196,166	$3.67	4	9

Exercisable options, March 31, 2016	2,199,419	$6.51	2	$3

The Black-Scholes pricing model assumptions for the options granted during the three and six months ended March 31, 2015 and 2016 are set forth below:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Expected life (in years)	3.77-4.75	3.77-4.75	3.77 - 4.75	3.77 - 4.75
Expected volatility	62-82%	65-67%	62 - 82%	65 - 67%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.99 - 1.37%	1.14 - 1.28%	0.96 - 1.62%	1.14 - 1.28%
Weighted average grant date fair value	$1.39	$0.27	$1.39	$0.27

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

Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 17.61%. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Stock compensation expense — RSUs	$50	$—	$84	$—

The following table summarizes RSU activity from October 1, 2015 through March 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Vested and not distributed balance at October 1, 2015	131,128	$1.57
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(131,128)	1.57
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at March 31, 2016	—	$—

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering to be withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and six months ended March 31, 2016 was $0. In comparison, for the three and six months ended March 31, 2015, the Company expensed $1 and $4, respectively.

An aggregate of 550,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of March 31, 2015 and 2016, a total of 401,262 and 395,382 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of March 31, 2015 and 2016, the Company has issued 123,738 and 154,618 shares, respectively, under the Purchase Plan.

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

The Company has approximately $31 million of U.S. federal NOLs and approximately $133 million of state NOLs, which, if not used, expire beginning in 2025 through 2035.

The Company's effective tax rate for the three and six months ended March 31, 2015 and 2016 was 0% and differs from the federal statutory rate of 34% due to net operating losses. A valuation allowance for the full amount of the deferred tax assets has been established as of September 30, 2015 and March 31, 2016.

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

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Common shares underlying warrants issued for common stock	5,006,398	5,006,398	5,006,398	5,006,398
Common shares issuable upon conversion of Series B Preferred Stock	1,909,410	—	1,909,410	—
Stock options	3,510,316	4,196,166	3,510,316	4,196,166
Restricted stock units outstanding	131,128	—	131,128	—

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

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") with MLV & Co. LLC ("MLV"), under which the Company may initially issue and sell shares of common stock having aggregate sales proceeds of up to an additional $3,200 from time to time through MLV as the Company's sales agent. In aggregate, the Company has sold 2,607,535 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4,700.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the 2012 Private Placement paid a negotiated price of $2.355. The warrants were immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock was convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder would be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock will receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock holders of Series B Preferred Stock would participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock would be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock were entitled to receive, and the Company was required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) were paid on shares of the common stock. All Series B Preferred Stock has been converted into common stock and none remains outstanding.

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

At March 31, 2016, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $3. In comparison, the fair value of the warrant liability at September 30, 2015 was $5.

During the three and six months ended March 31, 2016, the Company recorded an adjustment to fair value of common stock warrant liability of $2 within Other income, to reflect a decrease in the valuation of the warrants from September 30, 2015 to March 31, 2016.

The following summarizes the changes in value of the warrant liability from September 30, 2015 through March 31, 2016:

Balance at September 30, 2015	$5
Decrease in fair value of common stock warrant liability	(2)
Balance at March 31, 2016	$3

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants will expire on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock was convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder was prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. All Series A Preferred Stock has been converted into common stock and none remains outstanding.

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

At March 31, 2016, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $0. In comparison, the fair value of the warrant liability at September 30, 2015 was $0.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of March 31, 2016, the fair value of the warrants issued in the 2012 Private Placement and the May 2011 Offering.

As of March 31, 2016, the Company estimated such fair value using the following assumptions:

June 2012 Private Placement	March 31, 2016
Stock price	$0.33
Exercise price	$2.66
Risk-free interest rate	0.59%
Expected remaining term (years)	1.24
Expected volatility	75%
Dividend yield	—
Warrants outstanding	2,749,469

May 2011 Offering	March 31, 2016
Stock price	$0.33
Exercise price	$9.92
Risk-free interest rate	0.18%
Expected remaining term (years)	0.13
Expected volatility	58%
Dividend yield	—
Warrants outstanding	2,256,929

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

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and six months ended March 31, 2015 and 2016 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of March 31, 2016, the Company leased three facilities in Danbury, Connecticut.

The Company extended its lease for laboratory space in January 2016 for an additional three months through April 30, 2016. This lease provides for annual basic lease payments of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses. This lease expired on April 30, 2016 and was not renewed.

The Company also extended its lease agreement for additional office space adjacent to its laboratory space in January 2016 for an additional three months through April 30, 2016. This lease provides for annual basic lease payments of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses. This lease expired on April 30, 2016 and was not renewed.

In November 2013, the Company renewed its lease for its corporate office for five years. This lease provides for annual basic lease payments of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses.

Rent expense for the three and six months ended March 31, 2016 was $168 and $335, respectively. In comparison, rent expense for the three and six months ended March 31, 2015, was $167 and $333, respectively.

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

9. Restructuring

The Company follows the provisions of ASC Topic 420, "Exit or Disposal Cost Obligations", which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include severance and other costs related to employee benefits, as appropriate. Restructuring and other costs were $3,000 for the three months ended March 31, 2016 and $3,300 for the six months ended March 31, 2016, and represent severance and other costs related to employee benefits. These costs were expensed in the three and six months ended March 31, 2016, and are aggregated in the Condensed Consolidated Statement of Operations on the Research and development and General and administrative expense lines. The restructuring plan is primarily designed to reduce infrastructure and operational costs as the Company continues to explores its strategic alternatives. In comparison, restructuring and other costs were $0 for the three and six months ended March 31, 2015. The following summarizes the activities related to the restructuring accruals on the balance sheet:

Current:	Total

Accrued restructuring balance at September 30, 2015	$90
Restructuring charges	1,425
Amortization	(21)
Accrued restructuring balance at March 31, 2016	$1,404

Restructuring and other long term liabilities:

Accrued restructuring balance at September 30, 2015	$ 54
Restructuring charges	1,087
Amortization	(176)
Restructuring and other long term liabilities balance at March 31, 2016	$ 965

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

In the third quarter of calendar year 2014, we submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our GEM product candidate. We have completed a Phase 1 clinical trial to assess the pharmacokinetic and pharmacodynamic profiles of BIOD-961, the reconstituted glucagon formulation intended for use in the GEM device. In the Phase 1 clinical trial, the overall pharmacokinetic and pharmacodynamic profiles of BIOD-961 were statistically indistinguishable from the two comparator glucagon formulations marketed by Eli Lilly and Novo Nordisk. In April 2015, we announced results from a formative human factors study of our GEM product candidate in which the GEM device demonstrated a substantial improvement in ease-of-use, frequency of successful administration and reduction in the error rate when compared to the commercially available glucagon kits. Despite these advancements, the timing of the development program for our GEM product candidate is uncertain. Further progress requires at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year. However, Unilife has informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with them have been unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act, or CUTPA, and alleged breaches of contract in connection with the GEM program. Until such time as we are able to resolve these matters, if at all, we will be unable to continue to develop our GEM product candidate. We cannot give any assurance as to the outcome of our legal proceedings with Unilife or the ultimate development of our GEM product candidate.

In addition to our GEM product candidate, we have made efforts to develop ultra-rapid-acting proprietary insulin formulations that are designed to be more rapid-acting than the formulations currently available to Type 1 and Type 2 diabetes patients. BIOD-531, a concentrated ultra-rapid-acting insulin formulation, combines recombinant human insulin, or RHI, with our proprietary combination of excipients to increase the rate of absorption following subcutaneous injection when compared to other commercially available insulin formulations, including "rapid-acting" mealtime insulin analogs such as Humalog®, marketed by Eli Lilly, NovoLog®, marketed by Novo Nordisk, and Apidra®, marketed by Sanofi. BIOD-531 contains 400 units of RHI per milliliter (instead of the standard 100 units per milliliter), and is formulated with EDTA, citrate and magnesium sulfate. When delivered by subcutaneous injection, BIOD-531 is characterized by a rapid onset of action and a prolonged duration of action, which we believe could address an unmet medical need for a concentrated insulin with an initial rate of absorption superior to that of existing concentrated insulins and prandial/basal premixed insulins and comparable or superior to that of existing rapid-acting insulin analogs.

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

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to develop and commercialize our product candidates and execute on our strategic alternatives. We have financed our operations through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our April 2015 underwritten public offering. In addition, we recently raised funds pursuant to our At-the-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and our since-terminated equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC. We may issue shares of our common stock pursuant to our agreement with MLV in the future. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $5.9 million and $9.1 million for the three and six months ended March 31, 2016.

As of March 31, 2016 we had approximately $33.5 million in cash and cash equivalents, compared to $40.8 million in cash and cash equivalents as of September 30, 2015. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for the foreseeable future.

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

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Ultra-rapid-acting insulin formulations:	(in thousands)
Research and development expenses:
Preclinical expenses	$1,020	$504	$1,990	$1,119
Manufacturing expenses	628	649	1,494	1,061
Clinical/regulatory expenses	1,269	938	2,840	1,505
Total	$2,917	$2,091	$6,324	$3,685

The following table illustrates, for the three and six months ended March 31, 2015 and 2016, our research and development costs by project.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Ultra-rapid-acting insulin formulations:	(in thousands)
RHI/Analog	$(2)	$--	$167	$--
Glucagon Emergency Management (GEM)	910	57	1,957	398
BIOD-531	1,011	36	2,185	528
Other	998	1,998	2,015	2,759
Total	$2,917	$2,091	$6,324	$3,685

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016

Revenue. We did not recognize any revenue during the three months ended March 31, 2015 or 2016.

Research and Development Expenses.

	Three Months Ended March 31,		Decrease
	2015	2016	$	%
	(in thousands)
Research and Development	$2,917	$2,091	$826	28.3%

Research and development expenses were $2.1 million for the three months ended March 31, 2016, a decrease of $0.8 million, or approximately 28.3%, from $2.9 million for the three months ended March 31, 2015. This decrease was primarily due to a reduction in our research and clinical operations partially offset by severance obligations. Stock-based compensation included in research and development expenses were $0.1 million for the three months ended March 31, 2016 and the three months ended March 31, 2015.

General and Administrative Expenses.

	Three Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
General and Administrative	$1,611	$3,989	$2,378	147.6%

General and administrative expenses were approximately $4.0 million for the three months ended March 31, 2016, an increase of $2.4 million, or 147.6%, from $1.6 million for the three months ended March 31, 2015. This increase was primarily due to an increase in payroll and related costs of $1.9 million primarily associated with our severance obligations and an increase in professional fees of $0.3 million. Stock-based compensation expenses were $0.3 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015.

Interest and Other Income.

	Three Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Interest and Other Income	$7	$220	$213	3,042.9%

Interest and other income was $220 thousand for the three months ended March 31, 2016, compared to $7 thousand for the three months ended March 31, 2015. This increase is due to a gain on the sale of fixed assets of $202 thousand, as well as an increase of $11 thousand in interest income.

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(166)	$0	$166	100.0%

The change to fair value of common stock warrant liability during the three months ended March 31, 2016 was primarily a result of a decrease in the price of our common stock from $0.34 per share as of December 31, 2015 to $0.33 per share as of March 31, 2016. The change to fair value of common stock warrant liability during the three months ended March 31, 2015 was primarily a result of a decrease in the price of our common stock from $1.33 per share as of December 31, 2014 to $1.19 per share as of March 31, 2015.

Net Loss and Net Loss per Share

	Three Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Net loss	$(4,356)	$(5,868)	$1,512	34.7%
Net loss per share	$(0.18)	$(0.09)

Net loss was $5.9 million, or $(0.09) per share, for the three months ended March 31, 2016, compared to $4.4 million, or $(0.18) per share, for the three months ended March 31, 2015. The increase in net loss was primarily attributable to the increased expenses described above. We expect our losses to continue for the foreseeable future as we explore our strategic alternatives.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2016

Revenue. We did not recognize any revenue during the six months ended March 31, 2015 or 2016.

Research and Development Expenses.

	Six Months Ended March 31,		Decrease
	2015	2016	$	%
	(in thousands)
Research and Development	$6,324	$3,685	$2,639	41.7%

Research and development expenses were $3.7 million for the six months ended March 31, 2016, a decrease of $2.6 million, or 41.7%, from $6.3 million for the six months ended March 31, 2015. This decrease was primarily due to a reduction in our research and clinical operations partially offset by severance obligations. Research and development expenses for the six months ended March 31, 2015 and 2016 include $0.1 million, respectively, in stock-based compensation expense.

General and Administrative Expenses.

	Six Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
General and Administrative	$3,444	$5,621	$2,177	63.2%

General and administrative expenses were approximately $5.6 million for the six months ended March 31, 2016, an increase of $2.2 million, or 63.2%, from $3.4 million for the six months ended March 31, 2015. This increase was primarily due to an increase in payroll and related costs of $1.8 million primarily associated with our severance obligations and an increase in professional fees of $0.1 million. General and administrative expenses for the six months ended March 31, 2015 and 2016 include $0.3 million and $0.4 million, respectively, in stock-based compensation expense related to options and RSUs granted to employees.

Interest and Other Income.

	Six Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Interest and Other Income	$16	$237	$221	1,381.3%

Interest and other income was $237 thousand for the six months ended March 31, 2016, compared to $16 thousand for the six months ended March 31, 2015. This increase is due to a gain on the sale of fixed assets of $202 thousand, as well as an increase of $19 thousand in interest income.

Adjustment to Fair Value of Common Stock Warrant Liability

	Six Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(712)	$(2)	$710	99.7%

The change to fair value of common stock warrant liability during the six months ended March 31, 2016 was primarily a result of a decrease in the price of our common stock from $0.44 per share as of September 30, 2015 to $0.33 per share as of March 31, 2016. The change to fair value of common stock warrant liability during the six months ended March 31, 2015 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.19 per share as of March 31, 2015.

Net Loss and Net Loss per Share

	Six Months Ended March 31,		Increase
	2015	2016	$	%
	(in thousands)
Net loss	$(9,043)	$(9,083)	$40	0%
Net loss per share	$(0.40)	$(0.15)

Net loss was $9.1 million, or $(0.15) per share, for the six months ended March 31, 2016 compared to $9.0 million, or $(0.40) per share, for the six months ended March 31, 2015. We expect our losses to continue for the foreseeable future as we explore our strategic alternatives.

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

At March 31, 2016, we had cash and cash equivalents totaling approximately $33.5 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $7.7 million for the six months ended March 31, 2016 and $9.0 million for the six months ended March 31, 2015. This decrease was primarily due to a decrease in operations partially offset by increased severance expenses during the period.

Net cash provided by/(used) in investing activities was $261 thousand for the six months ended March 31, 2016 and $(19) thousand for the six months ended March 31, 2015. This increase was primarily due to the sale of laboratory, manufacturing and device development fixed assets.

Net cash provided by/(used in) financing activities was $(21) thousand for the six months ended March 31, 2016 and $2.2 million for the six months ended March 31, 2015. Net cash used in financing activities for the six months ended March 31, 2016 reflects restricted cash held in a money market account to secure a credit card purchasing agreement. Net cash provided by financing activities for the six months ended March 31, 2015 reflect proceeds from the sale of our common stock through our equity line, ATM and our employee stock purchase plan.

Funding Requirements

We believe that our existing cash and cash equivalents at March 31, 2016 will be sufficient to fund our anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Our existing capital resources are not sufficient to complete our clinical development program for an ultra-rapid-acting insulin product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On January 26, 2016, Dr. Errol B. De Souza stepped down from his positions as President and Chief Executive Officer and a member of the board of directors of Biodel. Dr. De Souza's departure was not the result of a disagreement with Biodel on any matter relating to our operations, policies or practices.

Item 6. Exhibits

Exhibit No.	Description
10.01	General Release & Waiver Agreement, dated February 26, 2016, between the Registrant and Errol B. De Souza.
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BIODEL INC.

Dated: May 10, 2016	By:	/s/ Gary G. Gemignani
Gary G. Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
10.01	General Release & Waiver Agreement, dated February 26, 2016, between the Registrant and Errol B. De Souza.
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.