Form 10-Q
period 2016-06-30
Biodel Inc
filed 2016-08-11
CIK 1322505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number 001-33451

BIODEL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

100 Saw Mill Road Danbury, Connecticut (Address of principal executive offices)	06810 (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: As of July 29, 2016 there were 64,148,271 shares of the registrant's common stock, $0.01 par value, outstanding.

BIODEL INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2016 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2016 and 2015	2

Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Nine Months Ended June 30, 2016	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2016 and 2015	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings Item 1A. Risk Factors
Item 6. Exhibits	36

Signatures	37

EX-31.01
EX-31.02
EX-32.01
EX-101

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Biodel Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015	June 30, 2016
		(unaudited)
ASSETS
Current:
Cash and cash equivalents	$40,845	$31,024
Restricted cash	—	21
Prepaid and other assets	262	283

Total current assets	41,107	31,328
Property and equipment, net	280	—
Intellectual property, net	37	34

Total assets	$41,424	$31,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$421	$467
Accrued expenses:
Clinical trial expenses	1	1
Payroll and related	863	344
Accounting and legal fees	289	441
Restructuring	—	1,394
Other	234	123

Total current liabilities	1,808	2,770

Common stock warrant liability	5	7
Restructuring and other long term liabilities	54	625

Total liabilities	1,867	3,402
Commitments
Stockholders' equity:
Convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 1,909,410 and 0 issued and outstanding	19	—
Common stock, $.01 par value; 200,000,000 shares authorized; 62,151,202 and 64,148,271 issued and outstanding	622	641
Additional paid-in capital	287,212	287,793
Accumulated deficit	(248,296)	(260,474)

Total stockholders' equity	39,557	27,960

Total liabilities and stockholders' equity	$41,424	$31,362

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	5,054	64	11,378	3,749
General and administrative	1,525	3,036	4,969	8,657

Total operating expenses	6,579	3,100	16,347	12,406
Other (income)/expense:
Interest and other income	(18)	(12)	(34)	(249)
Adjustment to fair value of common stock warrant liability	(119)	4	(831)	2

Loss before tax provision	(6,442)	(3,092)	(15,482)	(12,159)
Tax provision	20	3	23	19

Net loss	$(6,462)	$(3,095)	$(15,505)	$(12,178)

Net loss per share — basic and diluted	$(0.12)	$(0.05)	$(0.46)	$(0.19)

Weighted average shares outstanding — basic and diluted	53,893,156	64,148,271	33,895,995	63,958,517

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share and per share amounts)

	Common Stock $.01 Par Value		Series B Preferred stock $.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2015	62,151,202	$622	1,909,410	$19	$287,212	$(248,296)	$39,557
Preferred stock conversion	1,909,410	19	(1,909,410)	(19)	—	—	—
RSU's converted to common stock net of taxes withheld	87,659	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	581	—	581
Net loss	—	—	—	—	—	(12,178)	(12,178)
Balance, June 30, 2016 (unaudited)	64,148,271	$641	—	$—	$287,793	$(260,474)	$27,960

See accompanying notes to condensed consolidated financial statements.

Biodel Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(15,505)	$(12,178)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	81
Gain on sale of property and equipment	—	(202)
Stock-based compensation for employees and directors	651	581
Adjustment to fair value of common stock warrant liability	(831)	2
(Increase) decrease in:
Prepaid expenses and other assets	(68)	(21)
Increase (decrease) in:
Accounts payable	17	46
Income taxes payable	16	—
Accrued expenses and long term liabilities	871	1,487

Total adjustments	867	1,974

Net cash used in operating activities	(14,638)	(10,204)

Cash flows from investing activities:
(Purchase)/Sales of property and equipment	(48)	404

Net cash (used in)/ provided by investing activities	(48)	404

Cash flows from financing activities:

Restricted cash	—	(21)
Net proceeds from employee stock purchase plan	41	—
Net proceeds from ATM facility	1,591	—
Net proceeds from equity line	672	—
Net proceeds from April 2015 public offering	32,149	—

Net cash provided by/(used in) financing activities	34,453	(21)

Net increase/(decrease) in cash and cash equivalents	19,767	(9,821)

Cash and cash equivalents, beginning of period	24,588	40,845

Cash and cash equivalents, end of period	44,355	31,024

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes was:
Interest	$—	$—
Income taxes	2	19

Conversion of convertible preferred stock to common stock	$—	$19

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

The Company is a specialty biopharmaceutical company that historically has been focused on the development and commercialization of innovative treatments for diabetes. Historically, the Company has devoted substantially all of its research, development and clinical efforts and financial resources toward the development of its research and development and clinical programs for its product candidates, including specifically the development of its GEM product candidate and ultra-rapid-acting insulin product candidate, BIOD-531.

In December 2015, the board of directors approved a plan to explore strategic alternatives to further realize value from the Company's pipeline assets while preserving the Company's cash balance to the extent practicable. As a result of the board's decision, the Company stopped further research and development of its product pipeline and its pre-clinical programs to reduce operating expenses and terminated all active clinical studies.

In January 2016, the Company retained Ladenburg Thalmann & Co., Inc., or Ladenburg Thalmann, to assist in the process of evaluating strategic alternatives. Working with Ladenburg Thalmann and legal advisors, the Company conducted a process of identifying and evaluating potential strategic transactions. Also in January 2016, the Company completed a reduction in force of 15 non-executive employees designed to reduce operating expenditures while exploring strategic alternatives. The January 2016 reduction in force was in addition to the ten-person reduction in force that was completed in October 2015, which was designed to reduce infrastructure costs and improve efficiency of research and quality-related activities.

On May 24, 2016, the Company entered into a Share Exchange Agreement with Albireo Limited, or Albireo, and the shareholders and noteholders of Albireo, which was subsequently amended and restated on July 13, 2016. The Company refers to the amended and restated Share Exchange Agreement as the "Exchange Agreement." The Exchange Agreement contains the terms and conditions of a proposed business combination of Biodel and Albireo. Under the Exchange Agreement, each holder of Albireo shares or notes convertible into Albireo shares has agreed to sell their shares of Albireo for newly issued shares of the Company's common stock, which we refer to as the "Transaction." If the Transaction is completed, the business of Biodel will become the business of Albireo.

If the Transaction is not completed, the Company will reconsider strategic alternatives and could pursue one of the following courses of action, which the Company currently believes to be the most likely alternatives if the Transaction with Albireo is not completed:

•Pursue another strategic transaction. The Company may resume the process of evaluating a potential strategic transaction.

•Dissolve and liquidate the Company's  assets. If, for any reason, the Transaction does not close, the board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of its various assets. If the board of directors determines to sell or otherwise dispose of the Company's various assets, any remaining cash proceeds would be distributed to its stockholders. In that event, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserves.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company and are unaudited. These condensed consolidated financial statements include Biodel UK Limited. All intercompany balances and transactions have been eliminated. In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on December 22, 2015. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

2. Restricted Cash

Restricted cash was $21 as of June 30, 2016 and $0 as of September 30, 2015. This amount was held in a money market account held with a bank to secure a credit card purchasing agreement utilized to facilitate employee travel and certain ordinary purchases.

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

As of September 30, 2015 and June 30, 2016, the Company had assets and liabilities that fell under the scope of ASC 820. The Company used the Black-Scholes valuation model to determine the fair value of the Company's warrant liability as of September 30, 2015 and June 30, 2016 for the warrants issued in the May 2011 and June 2012 financings (as described in Note 7). The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. Accordingly, the Company's fair value measurements of its cash and cash equivalents are classified as a Level 1 input and the warrant liability as a Level 3 input. The fair value of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Description	Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents and restricted cash	$31,045	$31,045	$—	$—

Subtotal	31,045	31,045	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(7)	—	—	(7)
Subtotal	(7)	—	—	(7)

Total	$31,038	$31,045	$—	$(7)

Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,845	$40,845	$—	$—

Subtotal	40,845	40,845	—	—

Liabilities:
Common stock warrant liability (see Note 7)	(5)	—	—	(5)
Subtotal	(5)	—	—	(5)
Total	$40,840	$40,845	$—	$(5)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table below:

Balance at September 30, 2015	$(5)
Increase in fair value of common stock warrant liability	(2)
Balance at June 30, 2016	$(7)

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107. The Company expenses ratably over the vesting period the cost of the stock options granted to employees and non-employee directors. The total compensation cost related to options for the three and nine months ended June 30, 2016 was $60 and $581, respectively. In comparison, the total compensation cost related to options for the three and nine months ended June 30, 2015 was $165 and $502, respectively. The June 30, 2016 expense includes a modification to extend the exercise period for employees affected by the October 2015 and January 2016 RIFs.

At June 30, 2016, the total compensation cost related to non-vested options not yet recognized was $325, which will be recognized over the next five years assuming the employees complete their service period for vesting of the options.

The following table summarizes the stock option activity during the nine months ended June 30, 2016:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding options, September 30, 2015	3,434,597	$8.61	5	$—
Granted	1,750,000	$0.27	7	2
Forfeited, expired	(1,033,973)	15.85		—
Outstanding options, June 30, 2016	4,150,624	$3.42	4	65

Exercisable options, June 30, 2016	2,522,667	$5.25	3	$23

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Black-Scholes pricing model assumptions for the options granted during the three and nine months ended June 30, 2015 and 2016 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Expected life (in years)	3.77	—	3.77 - 4.75	3.77 - 4.75
Expected volatility	61%	—	61 - 82%	65 - 67%
Expected dividend yield	0%	—	0%	0%
Risk-free interest rate	0.87%	—	0.87 - 1.62%	1.14 - 1.28%
Weighted average grant date fair value	$1.13	—	$1.38	$0.27

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Stock compensation expense — RSUs	$51	$—	$135	$—

The following table summarizes RSU activity from October 1, 2015 through June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Vested and not distributed balance at October 1, 2015	131,128	$1.57
Changes during the period:
RSUs granted	—	—
RSUs converted to common stock	(131,128)	1.57
Vested and not distributed	—	—
Non-vested and outstanding RSU balance at June 30, 2016	—	$—

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

Under the Purchase Plan, eligible employees may contribute up to 15% of their eligible earnings for the period of that offering to be withheld for the purchase of common stock under the Purchase Plan. The employee's purchase price is equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after the purchase the employee would own 5% or more of the total combined voting power or value of the Company's common stock or of any of its affiliates. The Purchase Plan provides for an automatic rollover when the purchase price for a new offering period is lower than previously established purchase price(s). The Purchase Plan also provides for a one-time election that allows an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election must be made within 30 days from the start of a new offering period. Offering periods are twenty-seven months in length. The compensation charge/(credit) in connection with the Purchase Plan for the three and nine months ended June 30, 2016 was $0. In comparison, for the three and nine months ended June 30, 2015, the Company expensed $10 and $14, respectively.

An aggregate of 550,000 shares of common stock are reserved for issuance pursuant to purchase rights to be granted to the Company's eligible employees under the Purchase Plan. The Purchase Plan shares are replenished annually on the first day of each calendar year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 1% of the total number of shares of common stock outstanding on that date or 25,000 shares. As of June 30, 2015 and 2016, a total of 370,382 and 395,382 shares, respectively, were reserved and available for issuance under the Purchase Plan. As of June 30, 2015 and 2016, the Company has issued 154,618 shares, under the Purchase Plan.

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

As previously disclosed, the Company and Albireo have agreed to combine under the terms of the "Exchange Agreement". The transaction requires the approval of Biodel stockholders under the requirements of the NASDAQ Listing Rules. The Company has determined, under Section 382, that if the transaction is approved, the Company will experience an additional ownership change upon completion of the transaction. Therefore, the NOLs incurred prior to that date are subject to limitation. Based on the current computations, it is estimated that the applicable 382 limitation would be zero and all of the remaining NOLs would be forfeited.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company's effective tax rate for the three and nine months ended June 30, 2015 and 2016 was 0% and differs from the federal statutory rate of 34% due to net operating losses. A valuation allowance for the full amount of the deferred tax assets has been established as of September 30, 2015 and June 30, 2016.

6. Net Loss per Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

The amount of options, common shares underlying warrants, common shares issuable upon conversion of preferred stock and RSUs excluded are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Common shares underlying warrants issued for common stock	5,006,398	2,749,469	5,006,398	2,749,469
Common shares issuable upon conversion of Series B Preferred Stock	1,909,410	—	1,909,410	—
Stock options	3,437,097	4,150,624	3,437,097	4,150,624
Restricted stock units outstanding	131,128	—	131,128	—

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

July 2014 Equity Line Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the "Purchase Agreement"), together with a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15,000 in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company's registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by LPC under Rule 415 under the Securities Act at the prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel, subject to the aggregate number of authorized shares of the Company's Common Stock then available for issuance in its Certificate of Incorporation. The Company was required to use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by LPC of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no available amount remained under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 150,000 shares of common stock in any business day, increasing to amounts of up to 250,000 shares, depending upon the closing sale price of the common stock. In addition, the Company could direct LPC to purchase additional shares as accelerated purchases if, on the date of a regular purchase, the closing sale price of the common stock was not below $2.50 per share (subject to adjustment). The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the time of sales,

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

but in no event could the Company sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $1.50 per share (subject to adjustment). The Company could control the timing and amount of any sales of common stock to LPC under the Purchase Agreement. As consideration for LPC's commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 95,000 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. In aggregate, the Company has sold 750,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1,161.

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

On May 20, 2016, the Company provided written notice of termination of the Sales Agreement pursuant to the terms of the agreement.

June 2012 Private Placement

In June 2012, the Company completed a private placement (the "2012 Private Placement") of an aggregate of 4,250,020 shares of the Company's common stock, 3,605,607 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase an aggregate of 2,749,469 shares of common stock at an exercise price of $2.66 per share. For each unit consisting of either a share of common stock or Series B Preferred Stock and a warrant to purchase 0.35 of a share of common stock, the purchasers in the 2012 Private Placement paid a negotiated price of $2.355. The warrants were immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. The Company received net proceeds, after deducting placement agents' fees and other transaction expenses, of approximately $17,100 from the 2012 Private Placement. Each share of Series B Preferred Stock was convertible into one share of the Company's common stock at any time at the option of the holder, except that the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the "Securities Purchase Agreement") provides that a holder would be prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company's liquidation, dissolution or winding up, holders of the Series B Preferred Stock would receive a payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series B Preferred Stock holders of Series B Preferred Stock would participate ratably in the distribution of any remaining assets with the common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series B Preferred Stock would be required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock were entitled to receive, and the Company was required to pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock) were paid on shares of the common stock. All Series B Preferred Stock has been converted into common stock and none remains outstanding.

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

In the event that the Company enters into a merger or other specified change of control transaction, the holders of the warrants issued in the 2012 Private Placement will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require the Company to purchase the unexercised warrants at the Black-Scholes value (as defined in the warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, the Company recognizes the warrants as liabilities at their fair value on each reporting date.

At June 30, 2016, the fair value of the warrant liability determined utilizing the Black-Scholes valuation model was approximately $7. In comparison, the fair value of the warrant liability at September 30, 2015 was $5.

During the three and nine months ended June 30, 2016, the Company recorded an adjustment to fair value of common stock warrant liability of $2 within Other income, to reflect an increase in the valuation of the warrants from September 30, 2015 to June 30, 2016.

The following summarizes the changes in value of the warrant liability from September 30, 2015 through June 30, 2016:

Balance at September 30, 2015	$5
Increase in fair value of common stock warrant liability	2
Balance at June 30, 2016	$7

May 2011 Registered Direct Offering

In May 2011, the Company completed a registered direct offering (the "May 2011 Offering") of an aggregate of 3,018,736 shares of the Company's common stock, 1,813,944 shares of the Company's Series A Preferred Stock and warrants to purchase 2,256,929 shares of the Company's common stock. The shares and warrants were sold in units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.1625 of a share of common stock, at an exercise price of $9.92 per share of the Company's common stock. However, one investor also purchased units consisting of one share of Series A Preferred Stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $8.64 per unit. These units were not issued or certificated. The shares and warrants were immediately separated. The warrants expired on May 17, 2016, five years from the original issuance date of May 18, 2011. The Company received net proceeds, after deducting placement agents' fees and other offering expenses, of approximately $28,000 from the May 2011 Offering. Each share of Series A Preferred Stock was convertible into one quarter of a share of the Company's common stock at any time at the option of the holder, provided that the holder was prohibited from converting the shares of Series A Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company's common stock then issued and outstanding. All Series A Preferred Stock has been converted into common stock and none remains outstanding.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

On May, 17, 2016, the unexercised warrants to purchase 2,256,929 shares of common stock expired. The Company revalued the liability associated with these warrants through the date of expirations and there was no material impact on the statement of operations. The common stock warrant liability associated with these warrants has terminated.

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black-Scholes valuation model to calculate, as of June 30, 2016, the fair value of the warrants issued in the 2012 Private Placement.

As of June 30, 2016, the Company estimated such fair value using the following assumptions:

June 2012 Private Placement Warrants	June 30, 2016
Stock price	$0.31
Exercise price	$2.66
Risk-free interest rate	0.45%
Expected remaining term (years)	0.99
Expected volatility	88%
Dividend yield	—
Warrants outstanding	2,749,469

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

As such, given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55 earnings per share. These securities were excluded from the three and nine months ended June 30, 2015 and 2016 loss per share calculation since their inclusion would be anti-dilutive.

8. Commitments

Leases

As of June 30, 2016, the Company leased a facility in Danbury, Connecticut.

The Company extended its lease for separate laboratory space in January 2016 for an additional three months through April 30, 2016. This lease provided for annual basic lease payments of $68, plus the annual Consumers Price Index ("CPI") increase for October, not to exceed 6%, plus operating expenses. This lease expired on April 30, 2016 and was not renewed.

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company also extended its lease agreement for additional office space adjacent to its laboratory space in January 2016 for an additional three months through April 30, 2016. This lease provided for annual basic lease payments of $31, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses. This lease expired on April 30, 2016 and was not renewed.

In November 2013, the Company renewed its lease for its corporate office for five years. This lease provides for annual basic lease payments of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses.

Rent expense for the three and nine months ended June 30, 2016 was $186 and $521, respectively. In comparison, rent expense for the three and nine months ended June 30, 2015, was $166 and $499, respectively.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for its product candidates. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

9. Restructuring

The Company follows the provisions of ASC Topic 420, "Exit or Disposal Cost Obligations", which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include severance and costs related to employee benefits, as appropriate. Restructuring and other costs were $0 for the three months ended June 30, 2016 and $3,300 for the nine months ended June 30, 2016, and represent severance and other costs related to employee benefits. These costs were expensed in the three and nine months ended June 30, 2016, and are aggregated in the Condensed Consolidated Statement of Operations on the Research and development and General and administrative expense lines. The restructuring plan is primarily designed to reduce infrastructure and operational costs as the Company explores its strategic alternatives. In comparison, restructuring and other costs were $0 for the three and nine months ended June 30, 2015. The following summarizes the activities related to the restructuring accruals on the balance sheet:

Current:	Total

Accrued restructuring balance at September 30, 2015	$90
Restructuring charges	1,425
Amortization	(121)
Accrued restructuring balance at June 30, 2016	$1,394

Restructuring and other long term liabilities:

Accrued restructuring balance at September 30, 2015	$54
Restructuring charges	1,087
Amortization	(516)
Restructuring and other long term liabilities balance at June 30, 2016	$625

10. Subsequent Event

 As previously disclosed on May 24, 2016, the Company entered into a Share Exchange Agreement with Albireo, and the shareholders and noteholders of Albireo, which was subsequently amended and restated on July 13, 2016. Pursuant to the Exchange Agreement, each holder of Albireo shares or notes convertible into Albireo shares has agreed to sell its shares of Albireo for newly issued shares of the Company's common stock (the

Biodel Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

"Transaction"). The board of directors of the Company believes that the Transaction will result in a combined organization focused on the development of novel bile acid modulators to treat orphan pediatric liver diseases, as well as other liver and gastrointestinal diseases and disorders.

At the closing of the Transaction, each ordinary share of Albireo will be sold to the Company in exchange for 0.06999 shares of common stock, subject to potential adjustment to account for the actual net cash balances of the Company and Albireo as of the date that is 10 days prior to the Company's annual meeting, rounded to the nearest whole share of common stock after aggregating all fractional shares issuable to each seller. Prior to the closing of the Transaction, the outstanding principal amount of all convertible debt of Albireo will convert into Albireo Series C voting preference shares. In addition, certain existing investors in Albireo have agreed to purchase $10.0 million of Albireo Series C voting preference shares prior to the closing of the Transaction. Immediately prior to the closing of the Transaction, all of the outstanding shares of Albireo, including the Series C voting preference shares issued in the investment described above and upon the conversion of the outstanding principal amount of the Albireo convertible debt, will convert into a single class of ordinary shares of Albireo in accordance with Albireo's governing documents. Upon the closing of the Transaction, based on an assumed exchange ratio of 0.06999, the owners of Albireo's securities will own approximately two-thirds of the combined organization, and the owners of the Company's securities, whose shares of common stock and other securities will remain outstanding after the Transaction, will own approximately one-third of the combined organization. Each holder of unexercised Albireo stock options or warrants will be offered, effective at or after the closing of the Transaction, a replacement option exercisable for the Company's common stock or another equity-based award based on shares of the Company's common stock.

Shares of the Company's common stock are currently listed on The NASDAQ Capital Market under the symbol "BIOD." After completion of the Transaction, the Company will be renamed "Albireo Pharma, Inc." and expects to trade on The NASDAQ Capital Market under the symbol "ALBO." The issuance of shares of the Company's common stock to Albireo securityholders in the Transaction requires the approval of the Company's stockholders under the requirements of the NASDAQ Listing Rules. On July 13, 2016, the Company filed a preliminary proxy statement with the SEC, in order to begin the process of securing stockholder approval.

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

Our forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

•the success of our efforts, and those of our advisors, in executing on, our strategic alternatives, while preserving our cash balance to the extent practicable, including our pending transaction with Albireo Limited;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and in our other subsequent public filings with the Securities and Exchange Commission, including in Item 1A of this Quarterly Report on Form 10-Q below, that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of our report on Form 10-K for the fiscal year ended September 30, 2015 and other subsequent filings with the Securities and Exchange Commission, including in Item 1A of this Quarterly Report on Form 10-Q, below, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty biopharmaceutical company that historically has been focused on the development and commercialization of innovative treatments for diabetes. Historically, we have devoted substantially all of our research, development and clinical efforts and financial resources toward the development of our research and development and clinical programs for our product candidates, including specifically the development of our GEM product candidate and ultra-rapid-acting insulin product candidate, BIOD-531.

In December 2015, our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. As a result of the board's decision, we stopped further research and development of our product pipeline and our pre-clinical programs to reduce operating expenses and terminated our active clinical studies.

In January 2016, we retained Ladenburg Thalmann & Co., Inc., or Ladenburg Thalmann, to assist us in the process of evaluating our strategic alternatives. Working with Ladenburg Thalmann and our legal advisors, we conducted a process of identifying and evaluating potential strategic transactions. Also in January 2016, we completed a reduction in force of 15 non-executive employees designed to reduce operating expenditures while we explored our strategic alternatives. The January 2016 reduction in force was in addition to the ten-person reduction in force that we completed in October 2015, which was designed to reduce infrastructure costs and improve efficiency of research and quality-related activities.

On May 24, 2016, we entered into a Share Exchange Agreement with Albireo Limited, or Albireo, and the shareholders and noteholders of Albireo, which was subsequently amended and restated on July 13, 2016. We refer to the amended and restated Share Exchange Agreement as the "Exchange Agreement." The Exchange Agreement contains the terms and conditions of a proposed business combination of Biodel and Albireo. Under the Exchange Agreement, each holder of Albireo shares or notes convertible into Albireo shares has agreed to sell their shares of Albireo for newly issued shares of our common stock, which we refer to as the "Transaction." If the Transaction is completed, the business of Biodel will become the business of Albireo.

If the Transaction is not completed, we will reconsider our strategic alternatives and could pursue one of the following courses of action, which we currently believe to be the most likely alternatives if the Transaction with Albireo is not completed:

•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction.

•Dissolve and liquidate our assets. If, for any reason, the Transaction does not close, our board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of our various assets. If our board of directors determines to sell or otherwise dispose of our various assets, any remaining cash proceeds would be distributed to our stockholders. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

We cannot predict whether or to what extent we might resume research and development activities, including clinical trials, or what our future cash needs would be for any such activities.

We were incorporated in December 2003 and commenced active operations in January 2004. To date, we have generated no revenues and have incurred significant losses. We expect to continue to incur operating losses as we continue our efforts to execute our strategic alternatives. We have financed our operations through various financing transactions, including our initial public offering in May 2007 and several subsequent transactions, including, most recently, our April 2015 underwritten public offering. In addition, we have raised funds pursuant to our since-terminated At-the-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and our since-terminated equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC. We have devoted substantially all of our efforts to research and development activities, including clinical trials. Our net loss was $3.1 million and $12.2 million for the three and nine months ended June 30, 2016.

As of June 30, 2016 we had approximately $31.0 million in cash and cash equivalents, compared to $40.8 million in cash and cash equivalents as of September 30, 2015. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated stand-alone operating expenses and capital expenditures for the foreseeable future.

Financial Operations Overview

Revenues

To date, we have generated no revenues. We do not expect to begin generating any revenues unless any of our product candidates receive marketing approval, or if we receive payments in connection with strategic collaborations that we may enter into for the commercialization of our product candidates.

Research and Development Expenses

Research and development expenses have historically consisted of the costs associated with our basic research activities, as well as the costs associated with our drug development efforts, conducting preclinical studies and clinical trials, manufacturing efforts and activities related to regulatory filings. Our research and development expenses have historically consisted of:

•external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;

•employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development and manufacturing activities; and

•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements, equipment and laboratory and other supplies.

We have used our employee and infrastructure resources across multiple research projects and our drug development programs. A substantial majority of our research and development expenses incurred to date are attributable to our ultra-rapid-acting insulin program.

The following table illustrates, for each period presented, our research and development costs by nature of the cost.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Research and development expenses:
Preclinical expenses	$858	$16	$2,846	$1,135
Manufacturing expenses	667	54	2,163	1,115
Clinical/regulatory expenses	3,529	(6)	6,369	1,499
Total	$5,054	$64	$11,378	$3,749

The following table illustrates, for the three and nine months ended June 30, 2015 and 2016, our research and development costs by project.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Ultra-rapid-acting insulin formulations:	(in thousands				)
RHI/Analog	$2	$--	$169	$--
Glucagon Emergency Management (GEM)	777	(2)	2,734	396
BIOD-531	3,253	(7)	5,437	521
Other	1,022	73	3,038	2,832
Total	$5,054	$64	$11,378	$3,749

In December 2015, our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving our cash balance to the extent practicable. As a result of the board's decision, we stopped further research and development of our product pipeline and our pre-clinical programs to reduce operating expenses and terminated our active clinical studies. As a result, our research and development expenses for the fiscal year ending September 30, 2016 will decrease as compared to the fiscal year ended September 30, 2015.

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

We anticipate that our general and administrative core expenses in the fiscal year ending September 30, 2016 will decrease from the fiscal year ended September 30, 2015, with the exception of severance payments, as we continue to focus our efforts on preserving cash while we seek to maximize shareholder value. Over the longer term, however, these expenses could increase.

Warrant Liability

In June 2012, we issued warrants to purchase 2,749,469 shares of our common stock at an exercise price of $2.66 per share in connection with our June 2012 private placement. These warrants will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. Under the terms of the 2012 warrants, if we enter into a merger or other specified change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require us to purchase the unexercised warrants at the Black-Scholes value (as defined in the applicable warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, we recognize the 2012 warrants as a liability at their fair value on each reporting date.

In May 2011, we issued warrants to purchase 2,256,929 shares of our common stock at an exercise price of $9.92 per share in connection with our May 2011 registered direct offering. On May 17, 2016 the unexercised warrants to purchase 2,256,929 shares of common stock expired. The common stock warrant liability associated with these warrants has terminated.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2016

Revenue. We did not recognize any revenue during the three months ended June 30, 2015 or 2016.

Research and Development Expenses.

	Three Months Ended June 30,		Decrease
	2015	2016	$	%
	(in thousands)
Research and Development	$5,054	$64	$4,990	98.7%

Research and development expenses were $0.1 million for the three months ended June 30, 2016, a decrease of $5.0 million, or approximately 98.7%, from $5.1 million for the three months ended June 30, 2015. This decrease was due to a reduction in our research and clinical operations.

General and Administrative Expenses.

	Three Months Ended June 30,		Increase
	2015	2016	$	%
	(in thousands)
General and Administrative	$1,525	$3,036	$1,511	99.1%

General and administrative expenses were approximately $3.0 million for the three months ended June 30, 2016, an increase of $1.5 million, or 99.1%, from $1.5 million for the three months ended June 30, 2015. This increase was primarily due to an increase in professional fees associated with exploring our strategic alternatives and no longer allocating general administrative expenses to research and development.

Interest and Other Income.

	Three Months Ended June 30,		Decrease
	2015	2016	$	%
	(in thousands)
Interest and Other Income	$18	$12	$6	33.3%

Adjustment to Fair Value of Common Stock Warrant Liability

	Three Months Ended June 30,		Increase
	2015	2016	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(119)	$4	$123	103.4%

The change to fair value of common stock warrant liability during the three months ended June 30, 2016 was primarily a result of a decrease in the price of our common stock from $0.33 per share as of March 31, 2016 to $0.31 per share as of June 30, 2016. The change to fair value of common stock warrant liability during the three months ended June 30, 2015 was primarily a result of a decrease in the price of our common stock from $1.19 per share as of March 31, 2015 to $1.03 per share as of June 30, 2015.

Net Loss and Net Loss per Share

	Three Months Ended June 30,		Decrease
	2015	2016	$	%
	(in thousands)
Net loss	$(6,462)	$(3,095)	$3,367	52.1%
Net loss per share	$(0.12)	$(0.05)

Net loss was $3.1 million, or $(0.05) per share, for the three months ended June 30, 2016, compared to $6.5 million, or $(0.12) per share, for the three months ended June 30, 2015. The decrease in net loss was primarily attributable to the decreased expenses described above. We expect our losses to continue for the foreseeable future.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2016

Revenue. We did not recognize any revenue during the nine months ended June 30, 2015 or 2016.

Research and Development Expenses.

	Nine Months Ended June 30,		Decrease
	2015	2016	$	%
	(in thousands)
Research and Development	$11,378	$3,749	$7,629	67.1%

Research and development expenses were $3.7 million for the nine months ended June 30, 2016, a decrease of $7.6 million, or 67.1%, from $11.4 million for the nine months ended June 30, 2016. This decrease was primarily due to a reduction in our research and clinical operations partially offset by severance obligations.

General and Administrative Expenses.

	Nine Months Ended June 31,		Increase
	2015	2016	$	%
	(in thousands)
General and Administrative	$4,969	$8,657	$3,688	74.2%

General and administrative expenses were approximately $8.7 million for the nine months ended June 30, 2016, an increase of $3.7 million, or 74.2%, from $5.0 million for the nine months ended June 30, 2015. This increase was primarily due to an increase in payroll and related costs associated with our severance obligations and an increase in professional fees.

Interest and Other Income.

	Nine Months Ended June 30,		Increase
	2015	2016	$	%
	(in thousands)
Interest and Other Income	$34	$249	$215	632.3%

Interest and other income was $249 thousand for the nine months ended June 30, 2016, compared to $34 thousand for the nine months ended June 30, 2015. This increase is due to a gain on the sale of fixed assets of $202 thousand, as well as an increase in interest income.

Adjustment to Fair Value of Common Stock Warrant Liability

	Nine Months Ended June 30,		Increase
	2015	2016	$	%
	(in thousands)
Adjustment to fair value of common stock warrant liability	$(831)	$2	$833	100.2%

The change to fair value of common stock warrant liability during the nine months ended June 30, 2016 was primarily a result of a decrease in the price of our common stock from $0.44 per share as of September 30, 2015 to $0.31 per share as of June 30, 2016. The change to fair value of common stock warrant liability during the nine months ended June 30, 2015 was primarily a result of a decrease in the price of our common stock from $1.67 per share as of September 30, 2014 to $1.03 per share as of June 30, 2015.

Net Loss and Net Loss per Share

	Nine Months Ended June 30,		Decrease
	2015	2016	$	%
	(in thousands)
Net loss	$(15,505)	$(12,178)	$3,327	21.5%
Net loss per share	$(0.46)	$(0.19)

Net loss was $12.2 million, or $(0.19) per share, for the nine months ended June 30, 2016 compared to $15.5 million, or $(0.46) per share, for the nine months ended June 30, 2015. We expect our losses to continue for the foreseeable future.

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

At June 30, 2016, we had cash and cash equivalents totaling approximately $31.0 million. We currently invest our excess funds in a premium commercial money market fund with one major financial institution. We plan to continue to invest our cash and cash equivalents in accordance with our approved investment policy guidelines, which set forth our policy to hold investment securities to maturity.

Net cash used in operating activities was $10.2 million for the nine months ended June 30, 2016 and $14.6 million for the nine months ended June 30, 2015. This decrease was primarily due to a restructuring of operations partially offset by increased severance expenses during the period.

Net cash provided by/(used) in investing activities was $404 thousand for the nine months ended June 30, 2016 and $(48) thousand for the nine months ended June 30, 2015. This increase was primarily due to the sale of laboratory, manufacturing and device development fixed assets.

Net cash provided by/(used in) financing activities was $(21) thousand for the nine months ended June 30, 2016 and $34.5 million for the nine months ended June 30, 2015. Net cash used in financing activities for the nine months ended June 30, 2016 reflects restricted cash held in a money market account to secure a credit card purchasing agreement. Net cash provided by financing activities for the nine months ended June 30, 2015 reflect proceeds from the sale of our common stock through our April 2015 public offering, equity line, ATM facility and our employee stock purchase plan.

Funding Requirements

We believe that our existing cash and cash equivalents at June 30, 2016 will be sufficient to fund our anticipated stand-alone operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect.

As described above, if, for any reason, the Transaction does not close, our board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of our various assets. If our board of directors determines to sell or otherwise dispose of our various assets, any remaining cash proceeds would be distributed to our stockholders. We cannot predict whether or to what extent we might resume research and development activities, including clinical trials, or what our future cash needs would be for any such activities.

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

Currently, there are warrants outstanding from our 2012 Private Placement which have a per share exercise price of $2.66. These warrants will expire, if unexercised, on June 26, 2017.

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

Item 4. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal controls

No change in our internal control over financial reporting (defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to our Company

Our business to date has been significantly dependent on the success of our product pipeline. Our board of directors has stopped further research and development and suspended patient enrollment in our clinical studies while pursuing strategic alternatives to increase stockholder value, and there is no guarantee that this strategic path will be successful.

In December 2015, our board of directors approved a plan to explore strategic alternatives to further realize value from our pipeline assets while preserving the company's cash balance to the extent practicable. We had previously devoted substantially all of our research, development and clinical efforts and financial resources to the development of our research and development and clinical programs for our product candidates, including specifically the development of our glucagon emergency rescue ("GEM") product candidate and ultra-rapid-acting insulin product candidate, BIOD-531. As a result of the board's decision, we stopped further research and development of our product pipeline and our pre-clinical programs to reduce operating expenses. Our Study 3-157 and Study 3-250 of BIOD-531, our concentrated ultra-rapid-acting insulin product candidate, were terminated. There can be no assurance that the proposed Transaction will be approved or consummated, or if consummated, that it would enhance stockholder value. If, for any reason, the Transaction does not close, our board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of our various assets. If our board of directors determines to sell or otherwise dispose of our various assets, any remaining cash proceeds would be distributed to our stockholders.

We may not be able to complete the Transaction and may elect to pursue another strategic transaction similar to such Transaction, which may not occur on commercially reasonably terms or at all.

We cannot assure you that we will complete the Transaction in a timely manner or at all. The Exchange Agreement is subject to many closing conditions and termination rights. If the Transaction does not occur, our board of directors may elect to attempt to complete another strategic transaction similar to the Transaction.

Attempting to complete another strategic transaction similar to the Transaction will be costly and time-consuming, and we cannot make any assurances that a future strategic transaction will occur on terms that provide the same or greater opportunity for potential value to us stockholders, or at all. Even if we do complete the Transaction, the Transaction ultimately may not deliver the anticipated benefit or enhance stockholder value.

In light of the challenges associated with building a sustainable business, if for any reason the Transaction does not close, our board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of our various assets. If our board of directors determines to sell or otherwise dispose of our various assets, any remaining cash proceeds would be distributed to our stockholders, but there would be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.

There can be no assurance that the Transaction will be completed. If, for any reason, the Transaction does not close, our board of directors currently intends to attempt to complete another strategic transaction like the Transaction or sell or otherwise dispose of our various assets. If our board of directors determines to sell or otherwise dispose of our various assets, any remaining cash proceeds would be distributed to our stockholders. The process of liquidation may be lengthy and, if initiated, we cannot make any assurances regarding timing of completion. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount or timing of available cash remaining to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation of the company.

If the Transaction is not completed, and we fail to acquire and develop other products or product candidates at all or on commercially reasonable terms, we may be unable to build a sustainable business.

If the Transaction is not completed, there also can be no assurance that we will conduct research and development activities in the future. We may instead be required to rely on in-licensing as the source of any future product candidates for development and commercialization in order to build a sustainable business. Due to our history, our limited operational and management capabilities, and the intense competition for pharmaceutical product candidates, even if we find promising product candidates, and generate interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We have historically competed for collaborative arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than we. As a result, competitors may have a competitive advantage over us in entering into collaborative arrangements with such third parties. In addition, even if we find promising product candidates, and generates interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

We expect that any product candidate to which we acquire rights will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the U.S. Food and Drug Administration, or FDA, and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, we will discontinue research or development with respect to a product candidate for which we have already incurred significant expense. Even if the product candidates are approved, we cannot be sure that we would be capable of economically feasible production or commercial success.

We have incurred significant losses since our inception and expect to incur losses for the foreseeable future.

We have not generated any revenues to date. Since our inception in December 2003, we have incurred significant operating losses. Our net losses were approximately $18.7 million for the fiscal year ended September 30, 2015 and approximately $12.2 million for the nine month period ended June 30, 2016. As of September 30, 2015, we had an accumulated deficit of approximately $248.3 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders' equity and working capital.

Prior to the recent suspension of our further research and clinical development activities, we had devoted most of our financial resources to research and development, including developing our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations.

The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

If we do not complete the Transaction, we will require substantial additional funding in the event we resume our operations, and may need to curtail operations if we have insufficient capital.

Our operations have consumed substantial amounts of cash since inception. We had cash, cash equivalents and marketable securities of approximately $31.0 million at June 30, 2016. We expect our negative cash flows from operations to continue for the foreseeable future.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least 12 months. However, if we do not successfully complete the Transaction, we will require substantial additional funding in the event we resume our operations, as drug development is expensive and time-consuming. Our future capital requirements will depend on many factors, including:

•our ability to complete the Transaction;

•the timing and nature of any future strategic transactions that we undertake;

•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•the effect of competing technological and market developments; and

•the cost incurred in responding to disruptive actions by activist stockholders.

Any additional fundraising efforts may affect the ability of our management to carry out the board of directors' strategic plan. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would otherwise be ideal and we may be required to relinquish rights to some of our technologies, product candidates, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be unable to deploy the capital necessary to resume our operations or otherwise capitalize on our business opportunities, as desired, any of which could materially adversely affect our business, financial condition and results of operations and could even require us to cease operations entirely.

Risks Related to the Development of our Product Candidates

Our business to date has depended heavily on the success of our glucagon emergency rescue and ultra-rapid-acting mealtime insulin development programs; however, we have recently suspended all research and clinical development activities.

We have invested a significant portion of our efforts and financial resources in the development of our glucagon emergency rescue and ultra-rapid-acting insulin product candidates. We submitted an IND to the FDA for our GEM product candidate in the third calendar quarter of 2014, and in the first calendar quarter of 2015, we announced positive topline results from Study 6-101. However, the timing of the development program for our GEM product candidate is dependent on the ability of Unilife to deliver to us at least three registration batches of the fully filled and finished GEM device so that we may conduct the pivotal clinical study, human factors study and stability studies required for an NDA submission to the FDA. Previously, we anticipated that Unilife would deliver the registration batches toward the end of the 2015 calendar year. However, Unilife informed us that the projected GEM device development timelines were no longer accurate, and discussions with Unilife to resolve a dispute regarding the requirements of our customization and commercial supply contract with Unilife were unsuccessful. We have initiated formal legal proceedings in Superior Court in the State of Connecticut and with the American Arbitration Association to address Unilife's alleged violation of the Connecticut Unfair Trade Practices Act ("CUTPA"), and alleged breaches of contract in connection with the GEM program. We cannot give any assurance as to the outcome of our legal proceedings with Unilife. Further, we have been unable to engage a strategic partner in the advancement of formulations of our ultra-rapid-acting insulins into later stages of development, and we have no plans pursue such activities on our own. As a result, we have suspended further research and development of our GEM product candidate as well as research and development and clinical programs for our other product candidates and pre-clinical programs to reduce operating expenses. There can be no assurances that we will conduct research and development activities, including clinical trials.

Even if we resume or initiate and complete any necessary preclinical studies and clinical trials for any product candidates we may choose to develop, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

Even if we resume or initiate any necessary preclinical studies and clinical trials for any product candidates we may choose to develop, we cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidate.

Risks Related to our Dependence on Third Parties

We rely on third parties to conduct, supervise and monitor our business operations. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to conduct our business and operations and our status as a publicly traded company could be substantially harmed.

We have historically relied on third party vendors to assist with development activities, and since the board of director's approval of the strategic plan to explore strategic alternatives to further realize value from our pipeline assets, certain administrative functions. Our vendors are not our employees, and there can be no assurance of any ability to directly monitor whether or not the vendors devote sufficient time and resources in furtherance of the company. These vendors may also have relationships with other parties that receive priority over our activities. If our vendors do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, our financial results and the commercial prospects for our business would be harmed, our costs to regain compliance could increase and our ability to identify alternatives for our business and generate revenues would be delayed or significantly impaired.

Risks Related to our Intellectual Property

If we are unable to obtain or protect our intellectual property rights, our competitors may develop and market similar or identical products that may reduce demand for any future our products, and we may not be able to compete effectively.

The following factors are important to our success:

•receiving patent protection for our product candidates;

•maintaining our trade secrets;

•not infringing on the proprietary rights of others; and

•preventing others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or licenses from others may not provide any protection against competitors.

Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with our products. Even if patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for any future our products and prevent us from establishing collaborative relationships on favorable terms.

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

Claims by other parties that we infringe or has misappropriated their proprietary technology may result in liability for damages, royalties, or other payments, or impair any future development and commercialization efforts.

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

While we, from time to time, have conducted patent searches to determine whether the technologies used in our products infringe patents held by third parties, numerous patent applications are currently pending and may be filed in the future for technologies generally related to our technologies. There are many patent applications that remain pending and there is inherent uncertainty in conducting patent searches. As a result, there can be no guarantee that we will not violate third-party patent rights that we have not yet identified.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other state and federal regulatory authorities. These requirements include, in the case of the FDA, submissions of safety and other post-marketing information and reports, registration requirements, current good manufacturing practice ("cGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted in a misleading manner or for uses that are not approved by the FDA as reflected in the product's approved labeling. The FDA and other state and federal entities actively enforce the laws and regulations prohibiting misleading promotion and the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with state or federal regulatory requirements, may result in actions such as:

•restrictions on such products' manufacturers or manufacturing processes;

•restrictions on the marketing or distribution of a product;

•requirements that we conduct new studies, makes labeling changes, and implements Risk Evaluation and Mitigation Strategies;

•warning letters;

•withdrawal of the products from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of products;

•fines, restitution or disgorgement of profit or revenue;

•suspension or withdrawal of regulatory approvals;

•refusal to permit the import or export of our products;

•product embargo and/or seizure;

•injunctions; or

•imposition of civil or criminal penalties.

Risks Related to our Common Stock

Our failure to meet continued listing compliance criteria in accordance with NASDAQ Stock Market rules could result in NASDAQ delisting our common stock.

The NASDAQ Stock Market LLC ("NASDAQ") listing rules require us to maintain certain closing bid price, stockholders equity, and other financial metric criteria. On September 21, 2015, we received a written notice from NASDAQ indicating that we were not in compliance with the minimum bid price requirement set forth in NASDAQ rules for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days from August 6, 2015 to September 16, 2015, we no longer meet the minimum bid price requirement.

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day compliance period, or until March 21, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our common stock continued to be listed and traded on The NASDAQ Capital Market. To regain compliance, the closing bid of our common stock needed to meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. On March 22, 2016, NASDAQ notified us that while we had not regained compliance with the bid price rule, we were eligible for an additional 180-day grace period, or until September 19, 2016, to regain compliance. NASDAQ's determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the bid price rule, and on our written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

If we do not regain compliance with the bid price rule by September 19, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel. We would remain listed pending the panel's decision. There can be no assurance that, if we do appeal the delisting determination that such appeal would be successful.

In the event that we are delisted from The NASDAQ Capital Market, our common stock would become significantly less liquid, which would likely adversely affect our value. Although our common stock would likely be traded over-the-counter or on other less liquid trading platforms, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on The NASDAQ Capital Market.

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

•limit the manner in which stockholders can remove directors from the board of directors;

•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•limit who may call stockholder meetings;

•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan or "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•require the approval of the holders of at least 75% of the votes that all of our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

•general economic, industry and market conditions; and

•the other factors described in this "Risks Related to our Company" section of this quarterly report on form 10Q.

Our outstanding warrants may be exercised in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

As a result of our June 2012 private placement, we have outstanding warrants to purchase 2,749,469 shares of our common stock at $2.66 per share. The warrants expire in June 2017. The exercise of these warrants for shares of common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

BIODEL INC.

Dated: August 11, 2016	By:	/s/ Gary G. Gemignani
Gary G. Gemignani, Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit No.	Description
31.01	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer and Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.