Form 10-K
period 2016-09-30
ALBIREO PHARMA, INC.
filed 2016-12-22
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-33451

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Milk Street, 16th Floor Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 415-4774

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $21 million based on the price at which the common stock was last sold on The NASDAQ Capital Market on March 31, 2016.

The number of shares of the registrant’s common stock outstanding as of December 1, 2016, was 6,292,644.

Documents Incorporated by Reference

None

i

EXPLANATORY NOTE

Following the completion of the fiscal year ended September 30, 2016 covered by this Annual Report on Form 10-K, on November 3, 2016, Albireo Pharma, Inc. (formerly Biodel Inc.), or the Company, completed its share exchange pursuant to the Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Company, Albireo Limited and the holders of shares and notes convertible into shares of Albireo Limited, or the Exchange Agreement. Pursuant to the Exchange Agreement, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares exchanged their shares of Albireo Limited for newly issued shares of the Company’s common stock. This share exchange is referred to herein as the Transaction. As a result, Albireo Limited became a wholly owned subsidiary of the Company.  Following the completion of the Transaction, the business of Albireo Limited became the business of the Company and the Company’s corporate name was changed from Biodel Inc. to Albireo Pharma, Inc. Also on November 3, 2016, in connection with, and prior to completion of, the Transaction, the Company effected a 1-for-30 reverse stock split of its common stock. In addition, as a result of the Transaction, the Company’s board of directors decided to change the Company’s fiscal year end from September 30 to December 31. Unless otherwise noted, all references to common stock share amounts and prices per share of common stock in this Annual Report on Form 10-K reflect the reverse stock split. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Albireo Pharma, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “Biodel” refers to the Company prior to the completion of the Transaction.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or our future financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include, among other things, statements about:

•

the progress, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing (including a new drug application in Japan for elobixibat), for meeting with regulatory authorities, or, where applicable, for action or decision by EA Pharma;

•	the potential benefits that may be derived from any of our product candidates;
•

the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;

•	any payment that EA Pharma may make to us or any other action or decision that EA Pharma may make concerning our relationship with them;
•	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements or our need for additional financing; and
•	our strategies, prospects, plans, expectations or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, as well as other sections in this report, discuss some of the factors that could contribute to these differences.

Actual results, performance or experience may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

whether preliminary data from completed cohorts of our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be consistent with data from any later cohort of the trial and data from the trial when completed;

•

whether the results of our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to support our planned pivotal clinical trial of A4250 in progressive familial intrahepatic cholestasis, or PFIC;

•	whether the favorable findings from our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be replicated in our planned pivotal clinical trial of A4250 in PFIC;
•	whether our current cash resources will be sufficient to fund our planned pivotal clinical trial of A4250 in PFIC;
•	the pivotal program that will be required to support regulatory approval of A4250 to treat PFIC;
•

the clinical trial designs and endpoints that will be required to obtain marketing approval for A4250 to treat PFIC or other cholestatic liver diseases or for A3384 to treat bile acid malabsorption, or BAM;

•

the conduct and results of clinical trials and nonclinical studies and assessments of A4250, elobixibat, A3384 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in subject enrollment and data analysis;

•	the size and growth of the markets and commercial opportunities for our product candidates, including A4250 in PFIC or other pediatric cholestatic liver diseases;
•	whether A4250 will meet the criteria to receive a pediatric priority review voucher from the FDA and, if necessary, whether the pediatric priority review voucher program will be renewed beyond 2020;
•	the significant control or influence that EA Pharma has over the development and commercialization of elobixibat in Japan and other licensed territories;
•	whether we elect to seek a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
•	the accuracy of our estimates regarding expenses, future revenues, uses of cash and capital requirements;
•	our ability to obtain additional financing on reasonable terms, or at all;
•

our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the success of competing third-party products or product candidates;
•	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
•	our ability to expand and protect our intellectual property estate;
•	the timing and success of submission, acceptance and approval of regulatory filings, and any related restrictions, limitations or warnings in the label of any approved product candidates;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials; and
•	our ability to attract and retain key personnel.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of this report and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this Annual Report on Form 10-K represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Albireo Pharma, Inc. and its direct and indirect subsidiaries.

Item 1.	BUSINESS

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes.  On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Transaction, we changed our name to “Albireo Pharma, Inc.” and the business of Albireo Limited became our business.

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal, or GI, disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need. The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis that is intended to support a potentially pivotal clinical trial in PFIC. In addition to PFIC and subject to obtaining additional capital, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, which has completed a Phase 3 clinical trial in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption, or BAM.

Bile acids are a component of bile, a key digestive liquid made in the liver, that play a critical role in dietary absorption and the regulation of metabolic processes. Specifically, bile acids are recycled from the small intestine to the liver as part of a process known as enterohepatic circulation. When the flow of bile from the liver stops or is disrupted, a condition known as cholestasis, bile acids accumulate in the liver and in the serum, which is a component of blood. Elevated bile acids in the liver and serum often lead to severe liver damage and other consequences, including itching, or pruritus. A4250 partially inhibits a protein known as ileal sodium dependent bile acid transporter, or IBAT, which is responsible for initiating the recirculation of bile acids from the small intestine to the liver. As an IBAT inhibitor, A4250 acts to reduce bile acids in the liver and serum and to increase bile acids being excreted through the colon. Elobixibat is also an IBAT inhibitor.

A4250 — our lead product candidate for PFIC and potentially other orphan pediatric liver diseases. A4250 is a novel, minimally absorbed, orally administered IBAT inhibitor. Our initial target indication for A4250 is PFIC. A4250 is currently being evaluated in an open label, dose finding Phase 2 clinical trial in children with chronic cholestasis that is intended to support a potentially pivotal clinical trial in PFIC. This trial includes children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia, Alagille syndrome, or ALGS, and sclerosing cholangitis. Because it is an open label study, preliminary data is available from the five cohorts that have completed the trial as of December 20, 2016. These data show a reduction in serum bile acids in a substantial majority of patients and a favorable trend in reduction of pruritus that was significantly correlated with the reduction in serum bile acids. In addition, there have been no serious adverse events, or SAEs, or patient dropouts through the first five cohorts in the trial and A4250 has been generally well tolerated. We expect complete data from the trial to become available in the first half of 2017.

•PFIC.  We plan to initiate a potentially pivotal Phase 3 clinical trial of A4250 in PFIC, as well as a clinical trial to evaluate long-term outcomes with A4250 in patients with PFIC. We expect the planned pivotal PFIC trial to commence in the first half of 2017. We have chosen PFIC as the lead indication for A4250 because we believe there is an especially strong scientific rationale for the use of an IBAT inhibitor to prevent progressive liver disease caused by PFIC.

The precise prevalence of PFIC is unknown, but PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence and need for liver transplant, published birth rates, and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC in 2016 to be approximately 10,000 patients in major pharmaceutical markets, including approximately 3,200 in the United States and 5,000 in the European Union. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery, a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day, and often require liver transplantation. Of all PFIC patients, we believe A4250 will primarily benefit those who have not yet undergone PEBD surgery or liver transplant, as well as those who have had or may have surgery to reverse the PEBD procedure. Accordingly, we estimate there to be approximately 1,200 PFIC patient candidates for A4250 in the United States and approximately 1,900 PFIC patient candidates in the European Union.

•Other Indications Under Consideration. We intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC. These indications may include any or all of ALGS, biliary atresia and pediatric cholestatic pruritus.

ALGS is a genetic condition associated with liver, heart, eye and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. The prevalence of ALGS has been estimated to be one in 70,000 newborns. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is one in every 18,500 births. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only about 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

Pediatric cholestatic pruritus refers to pruritus symptoms in children suffering from any disease or condition characterized by chronic cholestasis. Severe pruritus is a debilitating symptom afflicting cholestatic patients and, although pruritus cannot reliably be relieved by scratching, patients often resort to destructive scratching behaviors that can cause bleeding and scarring. Cholestatic liver disease has been estimated to affect approximately one in 2,500 newborns worldwide, and, based on reported rates of pruritus across several different causes of pediatric cholestasis, we estimate pruritus to affect approximately 45% of all children with cholestatic liver disease. There are currently no drugs approved specifically for the treatment of pediatric cholestatic pruritus.

Other Clinical-Stage Product Candidates — Elobixibat and A3384.

•Elobixibat. Elobixibat is a second novel, minimally absorbed, orally administered IBAT inhibitor. We have granted commercial rights to elobixibat for the treatment of chronic constipation and other GI diseases in Japan and other select markets in Asia to EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, a company formed by a business combination between Ajinomoto Pharmaceuticals and the GI treatment business of Eisai Co., Ltd.  In October 2016, we announced positive results from a Phase 3 clinical trial of elobixibat as a treatment for chronic constipation conducted by EA Pharma in Japan.  The completed trial, together with an ongoing clinical trial designed to evaluate the long-term safety of elobixibat in patients with chronic constipation, represents the pivotal program for elobixibat in Japan. If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida.

We have commercial rights to elobixibat in the United States, Europe and otherwise outside of the territories licensed to EA Pharma. We are currently evaluating whether we will seek a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  Whether or not we elect to seek such a transaction, we do not currently anticipate that we will conduct future clinical trials of elobixibat independently.

•A3384.  A3384 is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. We are developing A3384 as a treatment for BAM. BAM, which is sometimes also called bile acid diarrhea, occurs when bile acids are not sufficiently reabsorbed in the small intestine, causing elevated levels of bile acids to instead reach the colon and leading to chronic watery diarrhea. Based on a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM, we estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. There are currently no drugs approved for the treatment of BAM.

Cholestyramine, which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions, is commonly prescribed off-label to treat BAM. Cholestyramine is a well characterized bile acid sequestrant, which is also known as a resin. The benefit of cholestyramine has historically been limited both because of poor tolerability and because of its negative effect on absorption of other medications and important fat soluble vitamins. We believe that a better tolerated formulation that is capable of delaying the activity of cholestyramine until it reaches the colon has potential to provide therapeutic benefit for patients with BAM.

Our Corporate History

Biodel was originally incorporated in the State of Delaware in December 2003 under the name “Global Positioning Group, Ltd.” and subsequently changed its name to “Biodel Inc.” Albireo Limited was formed in connection with a spinout transaction from AstraZeneca AB in 2008 in which AstraZeneca assigned to Albireo AB all of its rights in and to its portfolio of IBAT inhibitors, including elobixibat and A4250, as well as other programs that are currently at a preclinical stage.

On November 3, 2016, Biodel completed the Transaction, whereby each holder of Albireo Limited shares or notes convertible into Albireo Limited shares sold their shares of Albireo Limited for newly issued shares of the Company’s common stock. As a result, Albireo Limited became a wholly owned subsidiary of Biodel, Biodel’s corporate name was changed to Albireo Pharma, Inc. and the business of Albireo Limited became the business of the Company.

The Role of Bile Acids and IBAT

The liver is responsible for many vital body functions, including the regulation of bile acid synthesis and metabolism. The liver uses cholesterol to produce bile acids, which are then transported to, and stored in, the gall bladder. In response to food ingestion, the gall bladder contracts and releases bile acids into the small intestine where they promote digestion and absorption of dietary fats and fat soluble vitamins A, D, E and K.

After completing digestion, bile acids bind to IBAT, which is sometimes referred to as the apical sodium bile acid transporter, or ASBT, at a location at the end of the small intestine known as the terminal ileum. As depicted below, IBAT then initiates the transport of bile acids across the intestinal wall through the portal vein back to the liver in the enterohepatic circulation process.

In healthy persons, approximately 95% of bile acids recirculate back to the liver, with the remainder being excreted to the colon. The liver produces a small amount of new bile acids every day to make up for this loss.

In addition to their role in digestion, bile acids are important signaling molecules that help regulate a network of metabolic pathways throughout the GI system. Bile acids bind to receptors in the colon that promote the release of intestinal hormones, such as glucagon-like peptide-1, or GLP-1, that can stimulate insulin release from the pancreas and, over time, decrease levels of plasma hemoglobin A1c, or HbA1c, a measure of glucose. In the liver, bile acids bind to other receptors that regulate bile acid production from cholesterol. Under normal conditions, bile acids bind to these receptors and inhibit the synthesis of new bile acids. As bile acid levels are lowered, the liver produces needed bile acids from cholesterol, which requires increased uptake of cholesterol and results in the decrease of cholesterol levels in the liver and otherwise in circulation in the body.

Cholestatic liver disease results in the accumulation of elevated bile acids in the liver and in the serum. Elevated bile acid levels are linked with progressive liver disease. In addition, although a direct causative correlation has not been definitely established, there is substantial clinical support linking elevated serum bile acids to pruritus, a challenging symptom impacting patients with cholestatic liver disease.

Interruption of enterohepatic circulation in patients with PFIC or ALGS surgically via the PEBD procedure has been shown to lower serum bile acid levels, relieve pruritus, improve clinical outcomes and delay the progression of serious liver disease. A4250 is designed to treat PFIC and other cholestatic liver diseases pharmacologically by inhibiting IBAT to reduce bile acids in the liver and serum, while at the same time reducing pruritus. In addition to the beneficial effects that may be achievable through IBAT inhibition, A4250 is minimally absorbed into the bloodstream, resulting in minimal systemic exposure of the drug to the body.

Our Strategy

Our goal is to be a leader in the development and commercialization of novel therapeutics for orphan pediatric cholestatic liver diseases and disorders where there is high unmet medical need, while also leveraging our expertise in bile acid modulation to treat other liver and GI diseases and disorders. To achieve our goal, we intend to pursue the following strategies.

•Rapidly develop A4250 to regulatory approval for the treatment of PFIC. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis. We intend to meet with regulatory authorities in the United States and Europe with the objective of leveraging the data from the trial to obtain concurrence that a single future pivotal clinical trial in PFIC patients would establish the efficacy of A4250 sufficient to support, together with safety data from an additional long-term outcomes trial, an application for regulatory approval as a treatment for PFIC.

•Maximize the benefit and commercial potential of A4250 by expanding development to additional orphan pediatric cholestatic indications. Although we have chosen PFIC as our lead indication for A4250, we also believe A4250 can benefit children suffering from other cholestatic diseases and disorders. We intend to consider conducting future clinical development of A4250 as a treatment for one or more of these other pediatric cholestatic liver diseases and disorders in addition to PFIC to help address these unmet medical needs and to maximize the commercial potential of A4250.

•Develop the capability to commercialize A4250 to treat orphan pediatric liver diseases, if approved, through a targeted sales force in the United States and Europe and collaborate selectively to commercialize A4250 outside of these regions.  If we receive regulatory approval in the United States or Europe for A4250 to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to effectively commercialize A4250 in the approved indication(s) in the applicable region. We believe that the required commercial organization would be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with cholestatic liver disease. If we receive regulatory approval outside of the United States and Europe for A4250 to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to selectively utilize collaboration, distribution and other marketing arrangements with third parties to commercialize A4250 in the approved indication(s) in the regions outside the United States or Europe where we receive approval.

•Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including elobixibat, A3384 or any potential future product candidates to treat NASH.  We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include any or all of elobixibat, A3384 and any potential future product candidate that arises from our preclinical program in nonalcoholic steatohepatitis, or NASH,

Our Pipeline

A4250

A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis. Following completion of the trial, we plan to advance A4250 into a potentially pivotal clinical trial in PFIC, as well as a clinical trial to evaluate long-term outcomes of A4250 in PFIC patients. We are currently designing our planned pivotal PFIC trial, including evaluating various potential endpoints to designate as the primary endpoint, whether alone or together with another co-primary endpoint. Subject to obtaining additional capital, we intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC.

A4250 is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, leading to reduced levels of bile acids in the serum and liver and increased excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms, including pruritus, of PFIC and other cholestatic liver diseases. Moreover, at therapeutic doses, A4250 has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which reduces the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. A4250 has been granted orphan drug designation for PFIC in the United States and the European Union.

Lead Indication for A4250

PFIC. PFIC is our lead indication for A4250. PFIC is a rare genetic disorder that causes progressive, life-threatening liver disease, which may start early after birth or at a young age and rapidly progress to end-stage liver disease. PFIC is commonly associated with elevated serum bile acids. Prominent symptoms of PFIC include pruritus, which is associated with severe sleep disturbance and diminished overall quality of life, and poor growth. First-line treatment in PFIC is typically off-label UDCA. UDCA is itself a type of bile acid that is thought to act by diluting the toxic effects in the liver and bile ducts of a different type of bile acids, known as hydrophobic bile acids, which are often elevated in cholestatic liver disease. Third-party retrospective analyses published in 2009 and 2010 indicate that, following treatment with UDCA, many PFIC patients require PEBD surgery and PFIC patients will often ultimately require liver transplantation. Although success rates vary, published third-party studies have shown that PEBD surgery can slow and, in some cases, stop the progression of liver disease and lead to reduced pruritus and improved sleep. We believe these outcomes validate our approach of reducing liver and serum bile acids with an IBAT inhibitor such as A4250 to treat PFIC.

The precise prevalence of PFIC is unknown, but PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence, published birth rates and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC in 2016 to be approximately 10,000 patients in major pharmaceutical markets, including approximately 3,200 in the United States and 5,000 in the European Union. Of these people, those who have not yet received PEBD or liver transplant, as well as those who have had or may have PEBD reversal surgery, may benefit from treatment with A4250. Causes for reversal surgery include PEBD failure, complications or, for patients entering their teenage years, dissatisfaction with the need to use a stoma bag for social or body image reasons. We estimate there are approximately 1,200 PFIC patient candidates for A4250 in the United States and approximately 1,900 PFIC patient candidates in the European Union. In addition, we believe the number of PFIC patient candidates for A4250 has potential to increase as more patients dissatisfied with PEBD consider reversal surgery if A4250 becomes a new treatment option.

Three alternative gene defects have been identified that correlate to three separate PFIC subtypes, known as types 1, 2 and 3.

•PFIC, type 1, which is sometimes referred to as “Byler disease” or “FIC1 deficiency,” is caused by impaired bile secretion due to mutations in the ATP8B1 gene that result in an imbalance of molecules known as phospholipids that is associated with cholestasis and elevated bile acids in the liver. Children affected by PFIC, type 1 usually develop cholestasis in the first months of life and, in the absence of surgical treatment, progress to cirrhosis and end-stage liver disease before the end of the first decade of life. PFIC, type 1 is especially common in the Old Order Amish population in the United States, as well as the Inuit population of Greenland.

•PFIC, type 2, which is sometimes referred to as “Byler syndrome” or “BSEP deficiency,” is caused by impaired bile salt secretion due to mutations in the ABCB11 gene that result in the buildup of bile salts in liver cells. Children with PFIC, type 2 often develop liver failure within the first few years of life and are at increased risk of developing hepatocellular carcinoma, the most common form of liver cancer.

•PFIC, type 3, which typically presents in the first years of childhood with progressive cholestasis, is caused by mutations in the ABCB4 gene. Mutations in the ABCB4 gene lead to a lack of phospholipids available to bind to bile acids, resulting in a buildup of bile acids that damages liver cells.

Recently, a fourth defect, due to a mutation in the TJP2 gene, has been identified as a cause of PFIC. In addition, some patients with PFIC do not have a mutation in any of the ATP8B1, ABCB11, ABCB4 or TJP2 genes. In these cases, the cause of the condition is unknown.

Potential Additional Target Indications for A4250

ALGS. ALGS is a genetic condition associated with liver, heart, eye and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. Symptoms include jaundice, pruritus, poor growth and specific facial features and typically develop in the first two years of life.

There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above, including off-label UDCA, PEBD surgery and, where liver disease is advanced, liver transplantation.

The prevalence of ALGS has been estimated to be one in 70,000 newborns. ALGS is predominately caused by mutations in a gene called Jagged1. In a small number of cases, ALGS results from mutations in the gene Notch 2.

Biliary Atresia. Biliary atresia is a partial or total blocking or absence of large bile ducts that irreversibly prevents bile flow from the liver to the small intestine, causing cholestasis and resulting accumulation of bile that damages the liver. The damage leads to scarring, loss of liver tissue and cirrhosis, which makes it difficult for the liver to remove toxins from the blood and deteriorates the liver. Biliary atresia is life threatening.

There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is the Kasai procedure. The chance of a successful Kasai procedure is highest if performed before a patient is two months of age. However, even with early intervention, scarring of the liver can continue, resulting in cirrhosis and eventually the need for transplantation. Only about 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

The estimated worldwide incidence of biliary atresia is one in every 18,500 births. Of all biliary atresia patients, we believe A4250 will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate there to be approximately 3,500 biliary atresia patient candidates for A4250 in the United States and approximately 5,500 biliary atresia patient candidates in the European Union.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb or around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances.

Pediatric Cholestatic Pruritus. Pediatric cholestatic pruritus refers to debilitating pruritus symptoms in children suffering from any disease or condition characterized by chronic cholestasis, including among others PFIC, biliary atresia, ALGS, alpha-1 antitrypsin deficiency, cystic fibrosis and sclerosing cholangitis. Phrases such as “pins and needles,” “like having chronic poison ivy” or “crawling” have been used to describe the sensations of pruritus. Although pruritus cannot reliably be relieved by scratching, patients with pruritus often resort to destructive scratching behaviors that can cause bleeding and scarring. Pruritus can lead to a marked decrease in quality of life due, among other things, to impaired sleep and depression.

Based on reported rates of pruritus across several different causes of pediatric cholestasis and an estimated one in 2,500 newborns worldwide afflicted with cholestatic liver disease, we estimate pruritus to affect approximately 45% of all children with cholestatic liver disease, which projects to approximately 11,700 children with cholestatic pruritus in the United States and approximately 15,000 children with cholestatic pruritus in the European Union.

There are currently no drugs approved specifically for the treatment of pediatric cholestatic pruritus, and the standard of care varies based on the underlying liver disease. Medications such as cholestyramine, other bile acid resins, the antibiotic derivative rifampin, and the opioid antagonist naltrexone are sometimes used to treat patients suffering from pruritus, but these agents have been shown to have limited efficacy, poor tolerability or inadequate safety profiles. Of these medications, only cholestyramine has been approved in the United States for the treatment of pruritus (specifically, pruritus associated with partial biliary obstruction). However, cholestyramine is only modestly effective at lowering bile acid levels or slowing progressive liver disease because, in its immediate release form, it has significant side effects, including the reduction of absorption of vitamins A, D, E and K that can exacerbate vitamin deficiencies in children with cholestatic liver disease.

Development of A4250

Preclinical and Phase 1 Clinical Development

To assess the preclinical efficacy of A4250 to treat cholestasis, we studied A4250 in a mouse model in which select genes had been removed from the mice to induce cholestatic liver injury. In the model, A4250 significantly reduced serum levels of bile acids and normalized levels of alanine aminotransferase, or ALT, and alkaline phosphatase, or ALP, which are enzymes in the liver that are elevated in a diseased liver. A4250 also significantly inhibited the expression of proteins known to be associated with inflammation, including tumor necrosis factor alpha (Tnf- a ), vascular cell adhesion molecule-1 (Vcam-1) and monocyte chemoattractant protein-1 (Mcp-1), and proteins known to be associated with fibrosis, including collagen, type 1 alpha1 (Col1a1) and collagen, type 1 alpha2 (Col1a2).

In addition, we completed a placebo controlled Phase 1 clinical trial of A4250 in healthy volunteers. The trial enrolled a total of 104 subjects and had three parts — a single ascending dose phase evaluating five different doses of A4250, a multiple ascending dose phase evaluating three different doses of A4250 (a 1 mg dose once daily, a 3 mg dose once daily and a 1.5 mg dose twice daily) over seven days, and a multiple ascending dose phase evaluating A4250 in combination with a bile acid sequestrant over seven days.

A4250 was generally well tolerated in all dose groups in the trial. In addition, A4250 was associated with a variety of biological effects, including a dose-related reduction in serum bile acids, decreased levels of the protein Fibroblast Growth Factor 19, or FGF19, and increased levels of the bile acid intermediate 7 a -hydroxy-4-cholesten-3-one, or C4. The effects on FGF19 and C4 levels are consistent with the IBAT inhibition mechanism, as IBAT inhibition reduces levels of bile acids in cells in the distal small intestine, which leads to decreased FGF19 production. There were no treatment-related SAEs and the most commonly reported adverse event was diarrhea. Based on the results of the trial, we determined to include doses up to 3 mg daily in our next clinical trials.

Concluded Phase 2 Clinical Trial in PBC

A4250 was previously evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. We facilitated the trial, which was concluded in the fourth quarter of 2016, primarily to provide additional learning on the effects of A4250 in patients with cholestatic liver disease to guide future development and to address feedback received from the FDA at a pre-IND meeting regarding the need to generate data in adults with cholestatic liver disease prior to initiating clinical development in children in the United States. PBC is a chronic disease of the liver in which the bile ducts become inflamed and are slowly destroyed. When bile ducts are damaged, bile acids can build up in the liver, leading to irreversible cirrhosis. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function. Cirrhosis also prevents blood from the intestines from returning to the heart.

The trial was an open label, crossover study designed to evaluate the safety and tolerability of A4250, the efficacy of A4250 in relieving pruritus and the effects of A4250 on liver biochemistry and bile acid metabolism in patients with PBC and cholestatic pruritus. The investigator conducted the trial at two sites in Sweden. The trial design provided for enrollment of adult patients who had not responded adequately to at least six months of treatment with UDCA and who met specified criteria for elevated serum levels of ALP and for itching.

In the trial, patients initially continued their existing regimen of either cholestyramine or colestipol for four weeks. After a two-week washout period, patients received a 1.5 mg once daily oral dose of A4250 for one week and a 3 mg once daily oral dose of A4250 for the succeeding three weeks. A4250 is administered in capsule form, and patients who did not tolerate the higher dose could revert to the lower dose at the discretion of the investigator. After another two-week washout period beginning at the end of the four-week A4250 treatment period, patients again returned to their initial dosing regimen of either cholestyramine or colestipol for four weeks.

The investigator intended to enroll a second cohort of six patients into the trial who would receive a lower daily dose of A4250 than patients in the first cohort received.  However, the investigator experienced recruitment delays for the second cohort and determined to conclude the study prior to its intended completion, citing (expected) GI side effects.

The primary endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period. Exploratory efficacy endpoints in the trial included patient-reported assessments of change in itching, including VAS-itch, the 5-D Pruritus scale and the PBC-40 tool, and various evaluations of changes in bile acids and liver biochemistry. The VAS-itch, which assesses the severity of the itching based on a linear 10-point scale, is a commonly used tool to quantify pruritus. The 5-D Pruritus scale is a questionnaire that assesses the degree, duration, direction, disability and distribution of itching. The PBC-40 tool is a questionnaire designed to assess quality of life that includes questions regarding fatigue, emotional, social and cognitive function, general symptoms and itch.

In June 2015, we received from the investigator an interim analysis of data from the first cohort in the trial. Five patients received A4250 and all of them reported a substantial reduction in pruritus, assessed by the VAS-itch scale, at the time of the first assessment (one week). The sixth patient dropped out of the trial before receiving A4250, so no data was generated for that patient. The reduction in pruritus was sustained throughout the remaining period of participation in the trial with dosing with A4250, and pruritus levels returned to pre-A4250 levels when dosing was stopped.

The trial was designed to have an interim analysis to enable an evaluation of the effect and tolerability of A4250 in 50% of the planned patients and then adjust dosing if appropriate for the remaining patients.  Two of the five patients in the first cohort dropped out of the trial due to diarrhea, an effect consistent with the IBAT inhibition mechanism. Other findings in the data for the three completing patients included, in the period of dosing with A4250, an approximately 50% mean reduction in total bile acids, a decrease in FGF19 levels and an increase in C4 levels. There were only minimal effects on ALT and ALP among the three patients who completed the trial.

Ongoing Phase 2 Clinical Trial in Children with Chronic Cholestasis

Our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis is an open label, dose finding trial designed to evaluate the safety and efficacy of A4250. The chronic cholestasis may be caused by any of a number of different conditions, including PFIC, biliary atresia, ALGS or sclerosing cholangitis. We are conducting the trial at seven sites in Denmark, France, Germany, Sweden and the United Kingdom. We commenced enrollment in August 2015.

The trial is designed to enroll up to 24 patients between one and 18 years of age who meet specified criteria for elevated serum bile acids and itching. Following screening, patients receive a single oral dose of A4250 on the first day of the trial. If pharmacokinetic assessments meet objective criteria for minimal systemic exposure of A4250 and, at a follow-up visit between 10 and 14 days later, there are no safety concerns, patients then receive oral doses of A4250 once daily for four weeks. The term “pharmacokinetic” refers to how a drug moves within the body, including its absorption, distribution, metabolism and excretion. The trial design provides for six dose groups, ranging from 0.01 mg/kg to 0.3 mg/kg. An independent data safety and monitoring board, or DSMB, determines whether to initiate each successive dose group based on evaluation of safety, tolerability and pharmacokinetic data from the preceding dose group. A4250 is administered in the trial as pellets contained in a gelatin capsule that can be either swallowed whole or opened, enabling the pellets to be sprinkled on and mixed in food such as yogurt.

The primary efficacy endpoint of the trial is change from baseline in total serum bile acids at the end of the four-week treatment period. Secondary efficacy endpoints include change from baseline on various patient or caretaker-reported assessments of change in itching, including VAS-itch, the partial PO-SCORAD scale and the Whitington itching score, and evaluation of liver biochemistry. The PO-SCORAD is a 10-point scale that assesses itching and sleep disturbance. The Whitington itching score assesses the severity of itching based on specified alternative descriptions of effect on the skin. For each of the efficacy endpoints, “baseline” refers to the most recent assessment of the applicable measure taken prior to the beginning of the four-week treatment period, which varies among endpoints. The primary safety endpoint of the trial is the incidence of treatment-emergent SAEs during the treatment period.

Data from this dose-finding trial becomes available on a cohort-by-cohort basis, but will not become final until the database is locked upon the completion of all cohorts. As of December 20, 2016, five cohorts have completed the trial, representing a total of 20 patients overall inclusive of nine patients with PFIC.

The preliminary data from the first five cohorts show a reduction in serum bile acids in a substantial majority of patients. The mean reduction in serum bile acids among cohorts ranged from 31% +/- 23% (standard error of the mean, or SEM) to 63% +/- SEM 12%, with some patients experiencing reductions in excess of 90%.  The subpopulation of PFIC patients (n = 9) in the trial had a greater mean reduction in serum bile acids than patients in the trial with other cholestatic liver diseases.  Overall, the reductions in serum bile acids exhibited high variability which is due to the wide range of doses and to the various diseases and disorders represented and variability in baseline serum bile acid levels within and across cohorts in the trial.

Data from the five completed cohorts of the trial also showed a trend in reduction in pruritus across multiple assessment scales, with a significant correlation between reduction in serum bile acids and reduction in pruritus.  In addition, a trend in the improvement of sleep disturbance was observed.

In addition, the various liver biochemistry measures assessed showed high patient variability, including both increases and decreases. In the trial’s fifth cohort (0.2 mg/kg dosing), a patient with ALGS whose ALT and aspartate aminotransferase, or AST, had begun increasing prior to enrollment in the trial showed elevated transaminases during the trial that had not come down at the trial’s follow-up visit two weeks following completion of dosing.  These elevations were not accompanied by any increase in bilirubin levels, and there are reports in the medical literature of ALGS patients having increased ALT and AST levels after undergoing PEBD surgery, which, like A4250, is designed to reduce bile acids in the liver.  After review and analysis, the independent DSMB approved continued dosing in the sixth and final cohort in the trial at a dose not to exceed 0.2 mg/kg.

Through the first five cohorts of the trial, there have been no SAEs or patient dropouts and A4250 has exhibited a favorable overall tolerability profile. In particular, there has been only one incidence of diarrhea in the trial, which occurred prior to the four-week treatment period and was characterized by the applicable clinical investigator as mild. We expect complete data from the trial to become available in the first half of 2017.

Elobixibat

Our product candidate elobixibat is licensed to EA Pharma in Japan and other select markets in Asia.  EA Pharma has completed a Phase 3 clinical trial of elobixibat as a treatment for chronic constipation in Japan, and the trial achieved positive results. EA Pharma is currently conducting a clinical trial designed to evaluate the long-term safety of elobixibat in patients with chronic constipation.  Together, these trials represent the pivotal program for elobixibat as a treatment for chronic constipation in Japan. We expect EA Pharma to file for regulatory approval in Japan in the first quarter of 2017.  If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida.

We have commercial rights to elobixibat in the United States, Europe and all other territories not licensed to EA Pharma. We are currently evaluating alternative study designs for a potential future Phase 3 clinical development program for elobixibat for the treatment of chronic idiopathic constipation, or CIC, in the United States and Europe.  We are also currently evaluating whether we will seek a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  Whether or not we elect to seek such a transaction, we do not currently anticipate that we will conduct future clinical trials of elobixibat independently.

CIC is a GI disorder characterized by infrequent bowel movements or difficult passage of stools that persists for three months or longer. In Japan, the target indication for elobixibat is chronic constipation, which also includes patients that would in other jurisdictions be diagnosed with irritable bowel syndrome with constipation, or IBS-C. Accordingly, chronic constipation represents a broader patient population in Japan than CIC.

Elobixibat is, like A4250, an IBAT inhibitor. By inhibiting reabsorption of bile acids from the small intestine to the liver, elobixibat is expected to increase the flow of bile acid to the colon. Because elobixibat affects both secretion and motility in the colon, which is the site in the GI tract where constipation originates, we believe that elobixibat has potential to provide competitive advantages over currently available treatments for chronic constipation, which operate in the small bowel.

Third party studies have shown a correlation between increased bile acid levels in the colon, increased secretion of water and electrolytes in the colon and faster colonic transit. Conversely, slower colonic transit has been shown to result from introduction of a sequestrant that reduces bile acids in the colon. Colonic transit, or the time it takes for food to travel through the digestive system, is a function of motility. Motility refers to the ability to digest and propel intestinal contents. It is well established that bile acids in the colon stimulate motility, and scientific evidence suggests that this effect results from bile acid binding to TGR5 receptors. Because increasing bile acid levels in the colon has a positive effect on both colonic secretion and colonic motility, we believe elobixibat can benefit patients suffering from chronic constipation. Moreover, at therapeutic doses, elobixibat has minimal systemic exposure, acts locally in the gut and is excreted substantially intact in the feces, which reduces the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body.

Chronic Idiopathic Constipation

Though occasional constipation is very common, some people experience chronic constipation that can interfere with their ability to go about their daily tasks. Pursuant to applicable Rome III diagnostic criteria, two or more of the following symptoms must be present: straining during at least 25% of defecations, lumpy or hard stools in at least 25% of defecations, sensation of incomplete evacuation for at least 25% of defecations, sensation of rectal obstruction or blockage for at least 25% of defecations, use of fingers or other manual maneuvers to facilitate at least 25% of defecations, and passing fewer than three stools per week. In order to support a diagnosis of constipation, the patient must rarely have loose stools without the use of laxatives. Further, in order for constipation to be considered chronic, these criteria must be present for at least three months, with symptom onset at least six months prior to diagnosis. The Rome III diagnostic criteria are established diagnostic measures for various GI disorders set forth by the Rome Foundation, a not-for-profit organization based in the United States. The term “idiopathic” indicates that the cause of the chronic constipation is unknown and not due to any underlying illness or medication.

The current standard of care for constipation is over-the-counter, or OTC, laxatives, which may improve symptoms of constipation but often exacerbate pain and bloating. Marketed products that may be prescribed for chronic constipation include

Linzess (linaclotide) and Amitiza (lubiprostone). However, the benefit of these treatment options is limited by tolerability issues, including in particular diarrhea for linaclotide and nausea for lubiprostone.

Although estimates of the prevalence of CIC vary, a third party retrospective analysis in 2011 of 100 published studies estimated the prevalence of CIC in adults to be approximately 14%, which represents over 36 million people in the United States, and over 61 million people in the European Union. We believe many people with CIC do not seek medical care and suffer in silence while unsuccessfully self-treating with fiber or OTC laxatives.

Preclinical and Early Clinical Development of Elobixibat

Prior to Albireo Limited’s inception in 2008, elobixibat was evaluated by its predecessor owner, AstraZeneca, in various preclinical studies and Phase 1 single ascending dose and multiple ascending dose clinical trials. In Phase 1 clinical development, elobixibat was generally well tolerated in healthy volunteers and showed minimal systemic exposure. Subsequently, we conducted a two-year nonclinical carcinogenicity toxicology study that did not result in any findings of concern and we or our former licensee conducted various additional Phase 1 and early Phase 2 clinical trials to assess the pharmacokinetics and various effects of elobixibat. Findings from these studies indicated, among other things, favorable effects of elobixibat on colonic transit and on low-density lipoprotein, or LDL or “bad” cholesterol.

Completed Phase 2b Clinical Trial in the United States

We completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for CIC in 2010. We conducted the trial at 45 sites in the United States. Enrollment criteria included a diagnosis of CIC and meeting specified thresholds for numbers of complete SBMs, or CSBMs, per week during the two weeks prior to randomization. An SBM was defined in the trial as a bowel movement occurring without a laxative, enema or suppository usage in the past 24 hours. A CSBM was defined in the trial as a spontaneous bowel movement accompanied by a self-report of complete evacuation.

After a screening period during which patients were taken off laxatives and other excluded medications, patients in the trial entered a two-week baseline period. Following the baseline period, 190 patients were randomized to receive a once daily oral dose of 5 mg of elobixibat (n=48), 10 mg of elobixibat (n=47), 15 mg of elobixibat (n=48) or placebo (n=47), in tablet form, for eight weeks. During the baseline period and the treatment period, patients reported daily bowel and abdominal symptoms. Of the randomized patients, 161 patients completed the trial.

The primary endpoint of the trial was change in number of weekly SBMs from baseline to the first treatment week for patients who received elobixibat compared with patients who received a placebo. The results demonstrated a dose response among all three dose groups and were statistically significant in the 10 mg ( an increase of 4.0 SBMs per week, p < 0.002) and 15 mg (an increase of 5.4 SBMs per week, p < 0.001) dose groups, compared with an increase of 1.7SBMs per week in the placebo dose group. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of a clinical trial result, such as an observed difference between two treatment groups or cohorts, is determined by a widely used statistical method that establishes the “p”-value of the result. A p-value of 0.05 (or less) indicates that there is a 1-in-20 (or less) statistical probability that the clinical trial result occurred by chance and typically represents statistical significance. If a p-value is above 0.05, the result is generally not considered statistically significant. The p-value of < 0.002 for the 10 mg elobixibat dose group indicates that there is a less than 1-in-500 statistical probability that the difference compared with placebo occurred by chance, and the p-value of < 0.001 for the 15 mg elobixibat dose group indicates that there is a less than 1-in-1,000 statistical probability that the difference compared with placebo occurred by chance.

Secondary efficacy endpoints of the trial included evaluations of changes in mean weekly number of SBMs and CSBMs, time to first SBM or CSBM, overall constipation response and reduction in C4 and LDL cholesterol levels. The 10 mg and 15 mg elobixibat doses met all of these secondary endpoints with statistical significance.

All doses of elobixibat were generally well tolerated in the clinical trial. There was a dose-related trend in the number of adverse events, and the rate of discontinuation due to adverse events was highest in the 15 mg elobixibat dose group (22.9%). The most frequently reported adverse events in the trial were abdominal pain and diarrhea, which occurred most often in the highest elobixibat dose group (abdominal pain: 10.4%, 5 mg elobixibat; 10.6%, 10 mg elobixibat; and 27.1%, 15 mg elobixibat; versus 0% placebo; and diarrhea: 8.3%, 5 mg elobixibat; 6.4%, 10 mg elobixibat; and 12.5%, 15 mg elobixibat; versus 2.2% placebo). None of the three SAEs reported in the trial (bleeding colonic diverticulum two weeks after the end of treatment in the 5 mg elobixibat dose group, breast carcinoma in the 10 mg elobixibat dose group, and shoulder pain in the placebo group) was considered by the applicable investigator to be related to study drug.

Completed Phase 2b Clinical Trial Conducted by EA Pharma in Japan

Our licensee, EA Pharma, completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for chronic constipation in 2015. Patients in the trial entered the two-week baseline period during which they were taken off excluded medications. Following the baseline period, patients were randomized to receive a once daily oral dose of either a low, mid or high dose of elobixibat for two weeks. During the baseline period and the treatment period, patients reported daily bowel and abdominal symptoms. Of the randomized patients, 154 patients completed the trial.

The primary endpoint of the trial was change in number of weekly SBMs from baseline to the first treatment week for patients who received elobixibat compared with patients who received a placebo. In the trial, both the mid and high dose groups of elobixibat showed a highly statistically significant advantage on change from baseline in weekly SBM frequency compared with placebo (p < 0.001). The findings in favor of elobixibat were substantially the same on a secondary endpoint of the trial assessing change from baseline in weekly CSBM frequency.

All doses of elobixibat were generally well tolerated in the trial. No SAEs were reported. As in our completed Phase 2b clinical trial, the most frequently reported adverse events in the trial were abdominal pain and diarrhea, which were both assessed by EA Pharma to be typically mild.

Completed Phase 3 Clinical Trial Conducted by EA Pharma in Japan; Ongoing Long-Term Safety Trial

In October 2016, we announced positive results from a Phase 3 clinical trial of elobixibat as a treatment for chronic constipation conducted by EA Pharma in Japan.  The trial was a multicenter, double blind, placebo controlled trial in which patients with chronic constipation received a fixed dose of elobixibat or placebo once daily for two weeks.  In the trial, elobixibat met the primary endpoint, which was change in the number of weekly SBMs from baseline to the first treatment week compared with placebo, with high statistical significance. Elobixibat also met all secondary efficacy endpoints in the trial assessed statistically, including assessments of change in frequency of CSBMs, time to first SBM, severity of constipation and stool consistency, with high statistical significance.

There were no serious adverse events reported in the trial.  Consistent with prior clinical trials of elobixibat, the most common adverse events were abdominal pain (18.8%) and diarrhea (13.0%), all of which were characterized as mild or, in one case, moderate in severity.

The completed Phase 3 trial, together with an ongoing clinical trial designed to evaluate the long-term safety of elobixibat in patients with chronic constipation, represent the pivotal program for elobixibat in Japan. The long-term safety trial is a multicenter, open label trial in which patients with chronic constipation receive once daily dosing of elobixibat. The trial is designed to enroll approximately 360 patients so as to result in a sufficient database of patients receiving elobixibat for extended dosing durations. Based on discussions with EA Pharma, we expect that data from the long-term safety trial sufficient to support a planned application by EA Pharma for regulatory approval in Japan will be available by the first quarter of 2017.

Phase 3 Clinical Trials Conducted by a Former Licensee

Two Phase 3 clinical trials conducted by a former licensee of ours to evaluate the efficacy and safety of elobixibat as a treatment for CIC, known as Echo 1 and Echo 2, ended in 2014. Our former licensee stopped Echo 1 and Echo 2 early due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. Subsequent analysis by our former licensee determined the issue to have affected only Echo 2 and a small number of patients. As a result of the early termination of the trials, each of Echo 1 and Echo 2 enrolled substantially fewer than the number of patients contemplated by the trial’s statistical plan. A third Phase 3 clinical trial conducted by our former licensee to evaluate the long-term safety of elobixibat, known as Echo 3, ended in 2015.

Echo 1. Echo 1 was a multicenter, double blind, placebo controlled Phase 3 clinical trial of elobixibat as a treatment for CIC. The trial was conducted at 71 sites in the United States, Belgium, Canada, Czech Republic, Germany, Israel, the United Kingdom, Poland and South Africa. Enrollment criteria included meeting a specified maximum for number of SBMs and a specified minimum for at least one of straining, lumpy or hard stools, and sensation of incomplete evacuation, for the last three months, with symptom onset at least six months before screening or before starting chronic therapy with a laxative, and meeting a specified maximum for number of CSBMs during the two weeks prior to randomization. SBM and CSBM were defined in the trial in the same manner as our completed Phase 2b trial of elobixibat in CIC discussed above. The statistical plan for the trial contemplated that 840 patients would be enrolled.

After a screening period, patients in the trial entered a two-week baseline period. Following the baseline period, patients were randomized in a 1:1:1 ratio to receive a once daily oral dose of 5 mg of elobixibat, 10 mg of elobixibat or placebo, in tablet form, for 26 weeks. During the baseline period and the treatment period, patients reported daily bowel and abdominal symptoms. At the time the trial was stopped, 376 patients had been randomized into the trial, of which 312 patients had completed 12 weeks of treatment and 146 patients had completed 26 weeks of treatment.

The primary endpoint of the trial was the overall CSBM response. CSBM response refers to a patient having at least three CSBMs per week and an increase of at least one CSBM per week from baseline, in each case for at least nine of the first 12 weeks of the treatment period and at least three of the weeks from week 9 to week 12. The 5 mg elobixibat dose met the primary endpoint, and the result was statistically significant based on the study’s predefined statistical methodology (p = 0.029). There was a trend in favor of the 10 mg elobixibat dose on the primary endpoint, but the result did not achieve statistical significance using the same methodology. Subsequently, at a meeting with the FDA held in 2016, the FDA advised us that, based on the unplanned stopping of the study, the FDA would apply a different statistical methodology than had been predefined and utilized for the study. Using the FDA’s chosen statistical methodology, neither the 5 mg nor the 10 mg dose of elobixibat achieved statistical significance on the primary endpoint in Echo 1.

Results on several key secondary endpoints, including occurrence of a CSBM within 24 hours of initiation of treatment, change from baseline in weekly frequency of SBMs for the first 12 weeks of the treatment period and change from baseline in weekly stool consistency, were consistent with results on the primary endpoint. Other secondary endpoints did not achieve statistical significance using either methodology.

All doses of elobixibat were generally well tolerated in the trial. The rate of discontinuation due to adverse events was dose related (7%, 5 mg elobixibat and 9%, 10 mg elobixibat, versus 2% placebo). There were dose-related incidences of treatment-emergent abdominal pain (5%, 5 mg elobixibat and 14%, 10 mg elobixibat, versus 6% placebo) and diarrhea (5.6%, 5 mg elobixibat and 6.4%, 10 mg elobixibat, versus 1.6% placebo). None of the three SAEs reported in the 5 mg elobixibat dose group, two SAEs reported in the 10 mg elobixibat dose group and one SAE reported in the placebo group were considered by the applicable investigator to be related to study drug. The reported SAEs were: in the 5 mg elobixibat dose group, inflammation of the gallbladder, developmental bone growth disease and carpal tunnel syndrome; in the 10 mg elobixibat dose group, glaucoma and back pain worsening; and in the placebo group, hemorrhoids.

Echo 2.  Echo 2 was a multicenter, double blind, placebo controlled Phase 3 clinical trial of elobixibat as a treatment for CIC. The trial was conducted at 79 sites in the United States, Canada, Czech Republic, Germany, Hungary, Poland, Slovakia, Sweden, South Africa and the United Kingdom. Enrollment criteria, primary and key secondary endpoints and trial design were substantially the same as for Echo 1, except that Echo 2 from the outset provided for a 12-week treatment period and included a four-week post-treatment withdrawal period. The statistical plan for the trial contemplated that 840 patients would be enrolled.

Following the screening and baseline periods, patients were randomized in a 1:1:1 ratio to receive a once daily oral dose of 5 mg of elobixibat, 10 mg of elobixibat or placebo, in tablet form. During the baseline period and the treatment period, patients reported daily bowel and abdominal symptoms. At the time the trial was stopped, 314 patients had been randomized into the trial, of which 219 patients completed the trial including the withdrawal period.

In the trial, there were trends in favor of both the 5 mg and 10 mg elobixibat doses compared with placebo on the primary endpoint and on key secondary endpoints assessing occurrence of a CSBM within 24 hours of initiation of treatment, change from baseline in weekly frequency of SBMs for the first 12 weeks of treatment and change from baseline in weekly stool consistency, but none of these results reached statistical significance. There were no signs of rebound during the four-week withdrawal period after the treatment period.

All doses of elobixibat were generally well tolerated in the trial. The rate of discontinuation due to adverse events was the same in the 5 mg elobixibat and placebo dose groups (2%) and greater in the 10 mg elobixibat dose group (6%). Most treatment-related emergent adverse events were classified as GI, including dose-related incidences of abdominal pain (4%, 5 mg elobixibat and 8%, 10 mg elobixibat, versus 4% placebo) and diarrhea (7.1%, 5 mg elobixibat and 9.3%, 10 mg elobixibat, versus <1% placebo). There was one SAE reported in the 5 mg elobixibat dose group compared with five SAEs in the placebo group. The reported SAE in the 5 mg elobixibat dose group (basal cell carcinoma on the lip) occurred during the withdrawal period and was not considered by the applicable investigator to be related to study drug. The SAEs reported in the placebo group were tonsillitis, abnormal uterine bleeding, noncancerous uterine tumor, hysterectomy and exacerbation of hypertension.

Long-Term Safety.  The long-term safety trial was a multicenter, open label, Phase 3 extension clinical trial of elobixibat as a treatment for CIC. The trial was conducted at 62 sites in the United States, Belgium, Canada, Czech Republic, Hungary, Poland, Slovakia, South Africa, Sweden and the United Kingdom. Enrollment criteria included completion of at least 12 weeks of double blind treatment in either Echo 1 or Echo 2. The trial enrolled 411 patients. Patients received a 10 mg dose of elobixibat in tablet form once daily, subject to reduction to 5 mg in the discretion of the applicable investigator, for up to 52 weeks. Of these patients, 282 patients completed 52 weeks of treatment with elobixibat and 316 patients completed at least 24 weeks of treatment with elobixibat.

There were several co-primary endpoints in the trial, all related to safety. In the trial, elobixibat was generally well tolerated, with a safety profile similar to Echo 1 and Echo 2. In particular, there was only one treatment-emergent SAE reported (constipation) that was considered by the applicable investigator to be related to study drug. Treatment-emergent adverse events leading to discontinuation occurred in 6.1% of patients, and the majority of treatment-emergent adverse events overall were classified as mild or moderate. Most adverse events were classified as GI.

A3384

A3384 is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. We are developing A3384 as a treatment for BAM. BAM, which is sometimes also called bile acid diarrhea, occurs when bile acids are not sufficiently reabsorbed in the small intestine, causing elevated levels of bile acids to instead reach the colon and leading to chronic watery diarrhea.

There are no drugs currently approved for the treatment of BAM. Cholestyramine, which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions, is commonly prescribed off label to treat BAM. However, cholestyramine is typically taken as a powder that does not dissolve in water and has been described as “drinking sand.” Because of poor tolerability and because of its negative effect on absorption of other medications and important fat soluble vitamins, the benefit of cholestyramine in the treatment of BAM has been limited. We believe that a formulation that has a more favorable tolerability profile than immediate release cholestyramine can benefit patients with BAM.

We have completed a Phase 2 clinical trial of a prior formulation of A3384 in BAM and we are in the late stages of a subsequent pharmaceutical development program designed to identify an optimized formulation of A3384 capable of selectively delivering a greater amount of cholestyramine to the colon. The pharmaceutical development program has to date resulted in two alternative formulations of A3384, each constituting a coating surrounding pellets of cholestyramine that travel through the body intact until the coating is dissolved in the colon to permit bile acids to bind to the cholestyramine. We are continuing to optimize these alternative formulations and, when our optimization is complete, plan to evaluate one or both of them in a potential future Phase 2 clinical trial in BAM. We have paused our A3384 program and do not anticipate conducting future clinical development of A3384 unless we obtain additional capital, whether from our license agreement with EA Pharma for elobixibat, from a future offering of debt or equity securities or otherwise.

Bile Acid Malabsorption

BAM is a common cause of chronic watery diarrhea, with affected individuals having their bowels open several times a day. When bile acids are secreted into the colon, bacteria in the colon acts to convert the bile acids into different bile acids known as deoxycholate and lithocholate. These secondary bile acids play a key role in stimulating electrolyte and water secretion, which increases colonic motility and shortens colonic transit time. Highly elevated levels of these secondary bile acids can produce watery diarrhea, as well as other GI symptoms such as bloating, urgency and fecal incontinence.

We estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. The approach to treating BAM currently depends on binding excess bile acids to reduce their secretory actions, using a bile acid sequestrant such as cholestyramine or a variant such as colestipol or coleveselam. However, many patients cannot tolerate these medications because of the texture or taste, because they worsen the diarrhea, cause intolerable nausea, heartburn, wind or bloating or because they negatively impact the absorption of important fat soluble vitamins or other medications. A third-party analysis of patients given a bile acid sequestrant to lower cholesterol showed that over half discontinued treatment within one year, and similar discontinuation was seen in a separate published study that followed treated patients with BAM.

Completed Phase 2 Clinical Trial of a Prior Formulation of A3384 in BAM

We completed a multicenter, double blind, placebo controlled Phase 2 clinical trial of a prior formulation of A3384 as a treatment for BAM in 2014. The discussion of the completed clinical trial that follows refers to the prior formulation as A3384. There were 19 patients enrolled in the trial based on a diagnosis of BAM or bile acid diarrhea and meeting specified criteria for numbers of bowel movements and liquid or soft stools per day. We had initially planned to enroll 36 patients in the trial. However, due to slower than expected patient enrollment and the fact that subjects in a Phase 1 clinical trial of A4250 in combination with A3384 that we were conducting in parallel had experienced diarrhea, we elected to discontinue enrollment in our BAM trial. As a result, the trial was not sufficiently powered to be able to detect statistically significant superiority of A3384 compared with placebo.

Patients in the trial continued their current treatment with immediate release cholestyramine or another conventional bile acid resin for one week (referred to as baseline period 1), following which the bile acid resin was withdrawn for two weeks (referred to as baseline period 2). At that point, patients were randomized to receive twice daily oral doses of 250 mg of A3384, 1000 mg of A3384 or placebo for two weeks. The primary efficacy endpoint of the trial was change in mean daily number of bowel movements from baseline period 2 to the second treatment week for patients who received A3384 compared with patients who received a placebo.

In the trial, patients who received either dose of A3384 showed a numerically greater mean reduction in the number of mean daily bowel movements compared with placebo, but the result did not reach statistical significance. A secondary endpoint comparing mean daily episodes of diarrhea from baseline period 2 to the second treatment week showed a strong trend in favor of each dose of A3384 evaluated compared with placebo and reached statistical significance in the 250 mg A3384 dataset (p < 0.05) and combined A3384 dose dataset (p < 0.01). Another secondary endpoint comparing mean daily stool consistency from baseline period 2 to the second treatment week showed a strong trend in favor of 250 mg A3384 and the combined A3384 dose groups, but the results did not reach statistical significance. There were some numerical advantages in favor of one or both A3384 dose groups or in the combined A3384 dose dataset on other secondary endpoints, including assessments of abdominal discomfort, bloating and global symptom relief, but none approached statistical significance.

Both doses of A3384 were generally well tolerated in the clinical trial, with no adverse events leading to discontinuation in either A3384 dose group. The only SAE reported in the trial, metastasis with unknown primary tumor, was considered by the investigator to be not related to study drug.

Preclinical Program in NASH

We have an ongoing preclinical program directed towards discovering and advancing to the clinic a novel compound that modulates bile acid levels to treat NASH. NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease, but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression.

Some of the principal characteristics of NASH include high LDL levels, resistance to insulin in the body, chronic inflammation in the liver and progressive scarring of tissue, known as fibrosis. We have generated favorable clinical or preclinical data on each of these measures with our IBAT inhibitors, either A4250 and elobixibat, supporting the potential of bile acid modulators generally, and IBAT inhibitors specifically, to become a new treatment option for NASH.

In particular, the reduction in the reuptake of bile acids triggered by IBAT inhibition signals to the liver to make more bile acids to ensure the presence of a sufficient supply. The liver makes these bile acids from cholesterol, which has the effect of reducing levels of LDL levels in the plasma. Also, increased bile acids in the colon resulting from IBAT inhibition stimulates the secretion of GLP-1 (glucagon-like peptide-1), which regulates insulin release from the pancreas and has been shown to decrease insulin resistance. Data from our clinical trials of elobixibat in patients with CIC or abnormal lipid levels demonstrated both of these effects. In addition, as discussed above under “A4250 — Development of A4250 — Preclinical and Phase 1 Clinical Development,” in a preclinical mouse model of cholestatic liver injury, A4250 significantly inhibited the expression of different proteins known to be associated with inflammation and fibrosis. Moreover, in preclinical studies conducted by us or third parties, compounds that inhibit the IBAT have been reported to reduce liver concentrations of certain bile acids and cholesterol believed to play a role in the progression of NASH.

The results of a nonclinical study of A4250 conducted in an established model of NASH in mice known as the STAM™ model provide further support for the promise of IBAT inhibition mechanism to treat NASH. In the study, NASH conditions were simulated by injecting the mice with the drug streptozotocin soon after birth and providing a high fat diet beginning at four weeks. Baseline was established at week six, following which three cohorts of mice received 0.5 mg/kg of A4250, 10 mg/kg of A4250 or vehicle only once daily for 21 days. In the study, compared with the vehicle group, the 10 mg/kg A4250 dose group showed significant improvement (p < 0.05) on the nonalcoholic fatty liver disease activity score, or NAS, near significant improvement on a fibrosis measure (p = 0.06) and numerical improvement on plasma ALT levels and triglycerides. The 0.5 mg/kg A4250 dose group showed incremental advantages on some of these measures. We believe that NAS results with 10 mg/kg A4250 are competitive with NAS results previously presented from the same model for obeticholic acid, which is marketed as Ocaliva in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC by Intercept Pharmaceuticals, Inc., or Intercept, and is currently in Phase 3 development as a treatment for NASH.

License Agreements

Agreement with EA Pharma

Albireo AB, a wholly owned indirect subsidiary of the Company, entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.) for the development and commercialization of elobixibat in specified countries in Asia in April 2012. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015 and April 2016. For the remainder of this discussion of the agreement, “we” and the like refer to either or both of Albireo AB or Elobix AB, as the context requires.

Pursuant to the agreement, we granted EA Pharma an exclusive license under patents and other technology owned or licensed by us to develop and commercialize elobixibat in Japan, Indonesia, Korea, Taiwan, Thailand and Vietnam for all prophylactic or therapeutic uses of a pharmaceutical product for specified GI diseases and disorders, symptoms of constipation of all causes, or postoperative ileus or for use in colonoscopy cleansing procedures. The agreement also provides that the scope of the license may be expanded to include specified liver diseases, if we or an affiliate or licensee takes specified development actions outside of EA Pharma’s licensed territory with elobixibat in, or files an application for regulatory approval of elobixibat outside of EA Pharma’s licensed territory for, or otherwise approves that EA Pharma conduct a clinical trial in, that specified liver disease.

Payment Terms. As of December 20, 2016, we have received approximately $34.2 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional payments of up to €13.3 million if specified regulatory events are achieved for elobixibat and up to 3.5 billion Japanese Yen if specified sales milestones are achieved for elobixibat. We are also eligible for stepped royalties beginning in the high single digits on any future elobixibat product sales, except that product sales in Japan attributable to EA Pharma’s sublicensee in Japan, Mochida Pharmaceutical Co., or Mochida, would be calculated based on a specified percentage of Japan’s National Health Insurance drug price.

EA Pharma’s obligation to pay royalties to us for elobixibat expires on a country-by-country basis on the later of expiration of the patent rights in a country that have a specified scope and that we either licensed to EA Pharma or, subject to a specified term limit, are developed by EA Pharma, alone or together with us, in the course of its activities under the agreement or expiration of regulatory exclusivity for elobixibat in that country. The Japanese patent rights with respect to elobixibat that we licensed to EA Pharma expire between 2021 and 2024, subject to patent term extension that may be available in Japan. In addition, we have two pending patent applications on specific crystal polymorphs of elobixibat that, if issued in Japan, will expire in 2034 and 2035, respectively. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if elobixibat is subject to generic competition that exceeds a specified level, if the bulk price for unformulated elobixibat purchased from us for use in Japan exceeds a specified threshold or if EA Pharma licenses patent rights from any third party under circumstances where it is legally required to do so to commercialize elobixibat in its licensed field in a particular country in its licensed territory.

Development and Commercialization. EA Pharma is responsible for funding and using commercially reasonable efforts to execute the development and commercialization of elobixibat in its licensed field and licensed territory pursuant to agreed territory development and commercialization plans that are updated from time to time. In Japan, EA Pharma is developing and plans to commercialize elobixibat jointly with Mochida pursuant to a sublicense agreement. A joint development committee and a joint commercialization committee, each comprising representatives of each company, oversees activities under the agreement. We are responsible for using commercially reasonable efforts to fund and execute the development and commercialization of elobixibat outside of EA Pharma’s licensed territory pursuant to a global development plan that is updated from time to time.

We have historically procured unformulated elobixibat for EA Pharma’s development activities under the agreement pursuant to a complementary supply agreement. EA Pharma is responsible for commercial manufacture and supply of elobixibat in its licensed territory.

Restrictions. EA Pharma is not permitted to conduct clinical development or commercialize elobixibat outside of its licensed field of use or licensed territory. We are not permitted to commercialize elobixibat for any field of use in EA Pharma’s licensed territory. In addition, if we determine to develop elobixibat in a liver disease outside of EA Pharma’s licensed territory, our development is subject to specified restrictions on clinical trial design. After the first commercial sale of elobixibat, in any country in EA Pharma’s licensed field, neither we nor EA Pharma may commercialize a different product for the treatment of chronic constipation or IBS-C in that country, subject to specified exceptions.

Term and Termination. Either we or EA Pharma can terminate the agreement in its entirety or on a country-by-country basis if the other party materially breaches the agreement and the breach is not cured within a specified period. Also, either we or EA Pharma can terminate the agreement in its entirety if a specified bankruptcy-related event with regard to the other party occurs. EA Pharma also has the right to terminate the agreement in its entirety or on a country-by-country basis (except for Japan) for any reason upon

180 days’ notice. The rights and obligations of the parties that survive termination of the agreement vary depending on the basis for the termination.

Terminated Agreement with Ferring International Center S.A.

We entered into a license agreement with Ferring International Center S.A., or Ferring, for the development and commercialization of elobixibat outside of the territories licensed to EA Pharma in July 2012, following completion of our Phase 2b clinical trial of elobixibat to treat CIC. Pursuant to the agreement, Ferring commenced a Phase 3 clinical program of elobixibat to treat CIC. In May 2014, Ferring stopped two Phase 3 clinical trials of elobixibat that Ferring had been conducting due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. Subsequently, in March 2015, Ferring terminated the agreement, effective in September 2015. As a result of the termination of the agreement, all licenses that we granted to Ferring under the license agreement terminated and commercial rights to elobixibat in Ferring’s licensed territory reverted to us. In addition, Ferring was required, among other things, to assign to us all rights to all regulatory submissions and approvals controlled by Ferring pertaining to elobixibat in the licensed territory and to grant to us an exclusive right of reference to data, and specified licenses to data and technology, related to elobixibat for the development and commercialization of elobixibat in its licensed field. Notwithstanding the termination of the license agreement, Ferring may be entitled to low single-digit royalty payments on net sales of elobixibat on a country-by-country and product-by-product basis in specified circumstances.

Patents and Proprietary Rights

We actively seek to protect the proprietary technology that we consider important to our business, including compositions and forms and their methods of use in the United States, Europe and other jurisdictions internationally that we consider key pharmaceutical markets. We also rely upon trade secrets and contracts to protect our proprietary information.

As of December 20, 2016, our patent estate included 16 issued patents and seven pending patent applications in the United States and approximately 430 counterpart patents and patent applications in other jurisdictions, including 15 European regional issued patents. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States and European patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

A4250	Composition of matter of A4250	September 2022

	Method of using an inhibitor of the ileal bile acid transporter to treat liver disease	November 2031 (EP) (pending in US)

	Method of using an inhibitor of the ileal bile acid transporter in combination with a bile acid binder to treat liver disease	November 2031 (EP) (pending in US)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP); August 2022 (US)

	Method of using an inhibitor of the ileal bile acid transporter to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome	April 2024

	Crystal modifications of elobixibat	April 2034 (pending)

	Crystal modifications of elobixibat	October 2035 (pending)

A3384	Pharmaceutical formulations comprising cholestyramine	February 2037 (pending, priority applications filed in Sweden)

We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of FDA approval. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for an extension, and, with limited exceptions, the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. We intend to build the commercial infrastructure necessary to effectively support the commercialization of A4250 in the United States and Europe, if A4250 is approved for PFIC or any other pediatric cholestatic liver disease or disorder. We believe that our commercial organization can be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with orphan cholestatic liver disease.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat orphan pediatric cholestatic liver diseases and disorders, we believe that we can effectively target the physician audience for A4250 in the United States and Europe by establishing a sales force either internally or by contract. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which may be committed prior to any confirmation that A4250 will be approved.

Outside of the United States and Europe, we plan to selectively utilize collaborations, distribution or other marketing arrangements with third parties to commercialize A4250 in any approved indication(s). Likewise, we intend to selectively seek alliances and collaborations to assist the company in furthering the development or commercialization of product candidates, such as A3384 and, potentially, elobixibat, targeting large primary care markets that must be served by large sales and marketing organizations.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of A4250, elobixibat, A3384 or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently engage a single third-party manufacturer to provide the active pharmaceutical ingredient, or API, for A4250 and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of A4250, elobixibat and A3384 that is being used in our clinical trials and, in the case of elobixibat, clinical trials conducted by our current and former licensees.

We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines, quality and volume expectations. We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for API for any of A4250, elobixibat or A3384. If any of our current manufacturers becomes unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying and qualifying such replacements.

A4250 and elobixibat are organic compounds of low molecular weight, and are referred to as “small molecules.” A3384 is a specialized formulation of cholestyramine, which is a polymer. A polymer is a chemical compound made up of small molecules arranged in a repeating structure to form a larger molecule. We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods, ready availability of starting materials and ease of synthesis. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger or more established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for our products. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers.

The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, tolerability, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

We are aware of other companies that are developing product candidates that, like A4250 and elobixibat, act via IBAT inhibition. We believe that Shire plc’s SHP625, formerly known as LUM001, is advancing into Phase 2/3 development as a treatment for PFIC and is in Phase 2 development as a treatment for ALGS, that GlaxoSmithKline’s GSK2330672 is in Phase 2 clinical development as a treatment for PBC and that Shire’s SHP626 is in Phase 1 development as a treatment for NASH.  In June 2016, Shire announced that the FDA has granted breakthrough therapy designation for SHP625 for PFIC, type 2.

The competition in our target indications includes the following.

PFIC and other pediatric cholestatic liver diseases and disorders. For many cholestatic liver diseases and disorders, including in particular PFIC, there are no approved therapies. With regard to the pruritus that is characteristic of these diseases, symptomatic off-label treatment with bile acid sequestrants, such as cholestyramine (marketed as Questran in the United States and as Colestyr, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various other countries), typically provides only modest relief. Bristol Myers Squibb has discontinued manufacture of Questran, but generic versions of the drug are marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG.

A number of other drugs, including UDCA, a bile acid; rifampin, an antibiotic derivative; and naltrexone, an opioid antagonist, are used off-label to treat patients suffering from cholestatic liver disease. Additionally, surgical interventions, such as PEBD surgery, and external liver filtering procedures are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.

As noted above, we believe that Shire’s SHP625 is advancing into Phase 2/3 development as a treatment for PFIC. In addition, we believe Intercept’s obeticholic acid, which was recently approved by the FDA in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia.

CIC. Linaclotide, marketed as Linzess by Ironwood Pharmaceuticals, Inc. and Allergan plc, is approved in the United States for the treatment of CIC and IBS-C. Linaclotide is marketed in Europe as Constella by Ironwood and Allergan for the treatment of IBS-C. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceutical Company Limited, is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type-2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire as Resolor, is a motility agent approved in the European Union for the treatment of CIC, but it is not approved in the United States. Resolor is associated with a high rate of headaches. In addition, Resolor belongs to a class of drugs known as 5-HT receptor drugs that has been linked to cardiovascular safety issues.

Numerous OTC products are available for constipation. These include psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol. Given the low barriers to access, many CIC sufferers first try OTC fiber and laxatives, but these options are not sufficiently effective for many people.

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide for which it has filed an NDA in the United States to treat CIC and for which it has completed a Phase 3 clinical trial in IBS-C. Plecanatide is, like linaclotide, a guanylate cyclase-C agonist. Ardelyx, Inc. has a product candidate, tenapanor, that is in Phase 3 clinical development in IBS-C. Tenapanor inhibits the sodium transporter NHE3 and reduces sodium uptake from the gut to increase the secretion of water in the intestines.

BAM. There are no approved drugs in the United States or Europe for the treatment of BAM. The most commonly used off-label treatment has been a bile acid sequestrant/resin, such as immediate release cholestyramine (which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions) or colestipol, to keep bile acids from stimulating secretion in the colon. However, the benefits of immediate release cholestyramine and colestipol are limited because many patients cannot tolerate these medications because of the texture and taste or because they worsen the diarrhea or cause intolerable nausea, heartburn, wind or bloating. Another bile acid sequestrant sometimes used off label to treat to BAM is colesevelam, a cholesterol-lowering medicine marketed by Daiichi Sankyo Inc. as Welchol in the United States and by Genzyme Europe B.V. as Cholestagel in the European Union. Colesevelam is marketed in a tablet form that has fewer tolerability issues than other bile acid sequestrants, but its utility is limited because it prevents absorption of both other medications and important fat soluble vitamins. In addition, obeticholic acid has previously been studied by Intercept in a Phase 2 clinical trial as a treatment for BAM.

Patients with BAM following ileal resection surgery may also have a more generalized fat malabsorption as part of a short-bowel syndrome. In these patients, a low-fat diet supplemented with medium-chain triglycerides or cholylsarcosine, a synthetic cholic acid conjugate, may be used. Patients with BAM secondary to Crohn’s ileitis may be treated with glucocorticoid, a steroid hormone. Microscopic colitis patients may be given budesonide, a glucocorticoid steroid. Patients with BAM secondary to small intestinal bacterial overgrowth may require antibiotic therapy.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	preparation and submission to the FDA of an NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA, if applicable.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or API and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can be initiated or restarted (in cases when the trial is placed on clinical hold after it has already begun).

In addition, an IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the federal ClinicalTrials.gov data registry.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition, in order to be tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, in order to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in one or more well-controlled clinical trials in order to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the drug, and to provide adequate information for the labeling of the drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.1 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. After the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the drug product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The FDA may require a REMS as a condition of approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The

FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making final approval decisions about a particular new drug application.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may grant a product the fast track designation if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track product application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory program for products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to designated breakthrough therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that generally provides a meaningful therapeutic advantage to patients over existing treatments and based upon a demonstration that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. As part of the process of designing our planned pivotal clinical trial of A4250 as a treatment for PFIC, we are considering whether we will pursue the accelerated approval process for A4250.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information and for specific indications. A complete response letter (CRL) generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to the CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug . . .”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of nonpatent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years after the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Specifically, the applicant for a follow-on drug product must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA in question has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA applicant.

Pediatric Clinical Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of nonpatent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the nonpatent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

The FDA has granted orphan drug designation to A4250 for the treatment of PFIC, as well as for PBC. Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the designation request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

The term of a U.S. patent that covers a drug, biological product or approved medical device may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. For drugs, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension, and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;
•	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•

submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•

satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced current cGMP;

•	potential audits of the nonclinical and clinical trial sites that generated the data in support of the MAA; and
•	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

Preclinical Studies

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animal studies, in order to assess the potential safety and efficacy of the potential product. The conduct of the preclinical tests and formulation of potential product for testing must comply with the relevant E.U. regulations and requirements. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.

Clinical Trial Approval

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are implemented in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an E.U. member state in which a trial is planned to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the European Commission passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include:

•	a streamlined application procedure via a single entry point, the E.U. portal;
•

a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states;

•

a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned and Part II is assessed separately by each member state concerned);

•	strictly defined deadlines for the assessment of clinical trial application; and
•

the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

PRIME Designation

The EMA grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients.  As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner.  In the fourth quarter of 2016, the EMA granted access to the PRIME program for A4250 to treat PFIC.

Marketing Authorization

Authorization to market a product in the member states of the European Union proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure.

Centralized Authorization Procedure

The centralized procedure enables applicants to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Certain medicinal products, including products developed by means of biotechnological processes, must undergo the centralized authorization procedure for marketing authorization, which, if granted by the European Commission, is automatically valid in all 28 E.U. member states. The European Medicines Agency, or EMA, and the European Commission administer this centralized authorization procedure pursuant to Regulation (EC) No 726/2004.

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for various types of products, including, among others, products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

The centralized authorization procedure is optional for other medicinal products if they contain a new active substance or if the applicant shows that the medicinal product concerned constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization is in the interest of patients in the European Union.

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with an expert appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

Conditional Approval

In specific circumstances, E.U. legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorisations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Marketing Authorization under Exceptional Circumstances

Under Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

•

The decentralized procedure allows applicants to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state.

•	The national procedure is only available for products intended to be authorized in a single E.U. member state.
•	A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

A marketing authorization may be granted only to an applicant established in the European Union.

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Periods of Authorization and Renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity

The European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, has designated A4250 as an orphan medicinal product for the treatment of PFIC, as well as for the treatment of PBC and ALGS. Pursuant to Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000, the European Commission can grant such orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized E.U. marketing authorization, as well as ten years of market exclusivity following marketing authorization of the designated orphan drug. During this market exclusivity period, neither the EMA, the European Commission nor the member states can accept an application or grant a marketing authorization for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as those contained in an authorized orphan medicinal product and that is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the already approved orphan drug. Furthermore, a product can lose orphan designation and the related benefits, prior to us having obtained a marketing authorization, if it is demonstrated that the orphan designation criteria are no longer met.

Regulatory Data Protection

E.U. legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity—see also Orphan Drug Designation and Exclusivity. Depending upon the timing and duration of the E.U. marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the European Union, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and other requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Noncompliance with E.U. requirements regarding safety monitoring or pharmacovigilance, or requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

Manufacturing

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in strict compliance with the EMA’s cGMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its cGMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections although the responsibility for carrying them out rests with the member states’ competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

Marketing and Promotion

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs or the general public, are strictly regulated in the European Union under Directive 2001/83/EC. The applicable regulations aim to ensure that information provided by holders of marketing authorizations regarding their products is truthful, balanced and accurately reflects the safety and efficacy claims authorized by the EMA or by the competent authority of the authorizing member state. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate, or SPC, may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

A six month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies and the product is authorized in all member states of the European Union.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

o

the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

o

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

o

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

o

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

o

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Employees

As of December 20, 2016, we employed 12 full-time employees, of whom five hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees seven were engaged in research and development and five were engaged in general and administrative functions. Of these employees, seven were located in Sweden and five were located in the United States. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A.	RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Albireo Limited’s net loss was approximately $5.1 million for the nine months ended September 30, 2016, $6.8 million for the year ended December 31, 2015 and $6.4 million for the year ended December 31, 2014. As of September 30, 2016, Albireo Limited had an accumulated deficit of $14.7 million. To date, Albireo Limited has financed its operations primarily through issuances of its preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants and venture debt borrowings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

•	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates;
•	our ability to raise sufficient funds to support the development and potential commercialization of our product candidates;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
•

whether and to what extent milestone events are achieved under our license agreement with EA Pharma Co., Ltd. (formerly Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, or any potential future licensee or collaborator;

•

our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

•	the success of any other business, product or technology that we acquire or in which we invest;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
•	our ability to manufacture any approved products on commercially reasonable terms;
•	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product; and
•	the number and characteristics of product candidates and programs that we pursue.

Based on our current plans, we do not expect to generate significant revenue unless and until we or a current or potential future licensee or collaborator obtains marketing approval for, and commercializes, one or more of our product candidates, which we do not expect to occur for at least the next few years. Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing, our product candidates and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organization and staffing, developing and securing our technology, entering into licensing arrangements for elobixibat, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully complete development of any product candidate, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Based on Albireo Limited’s recurring losses and expectations to incur significant expenses and negative cash flows for the foreseeable future, its independent registered public accounting firm has included an explanatory paragraph in its report on Albireo Limited’s financial statements as of and for the years ended December 31, 2015 and December 31, 2014 expressing substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need substantial additional funding and, in particular, may not have sufficient cash to fund a planned pivotal clinical trial of A4250 for the treatment of progressive familial intrahepatic cholestasis to completion. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in future periods, particularly as we advance A4250 into planned pivotal clinical development for the treatment of progressive familial intrahepatic cholestasis, or PFIC. We expect that our research and development expenses would increase even further if we conduct clinical trials of any or all of A4250 for the treatment of additional pediatric cholestatic liver diseases and disorders, elobixibat for the treatment of chronic idiopathic constipation, or CIC, or A3384 for the treatment of bile acid malabsorption, or BAM, continue our preclinical program in nonalcoholic steatohepatitis, or NASH, or initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our current cash resources will be sufficient to enable us to fund a planned pivotal clinical trial of A4250 for the treatment of PFIC. Based on current plans for completing our ongoing Phase 2 clinical trial in children with chronic cholestasis, we expect to complete the planned pivotal PFIC trial in mid 2018. Our expectation is based on the projected cost, timing and scope of our planned research and development activities, including the planned pivotal PFIC trial, the projected receipt of contingent milestone payments under our agreement with EA Pharma for elobixibat and other assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support or through new licensing, collaboration or similar arrangements. Our ability to fund a pivotal clinical trial of A4250 for the treatment of PFIC through its completion, and our future capital requirements generally, will depend on many factors, including:

•

the costs, design, duration and any potential delays of the planned pivotal clinical trial of A4250 that may result from, among other things, the factors described below under “ – The likelihood that our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to enable a single pivotal trial to support, together with additional long-term safety data, an application for marketing approval of A4250 as a treatment for PFIC is uncertain. The uncertainty will be greater if we do not enroll a sufficient number of children with PFIC in our ongoing study.” and “If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.”;

•

the same factors that our ability to generate profits from operations and thereafter to remain profitable depend heavily on, as described above under “— We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.”;

•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
•	the costs to maintain, expand and defend the scope of our intellectual property portfolio;
•	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties;
•	our need and ability to hire additional management and scientific and medical personnel;
•

the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

•	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
•	the effect of competing technological and market developments.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that will not be commercially available for at least the next few years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In particular, if we do not have sufficient funds to complete the planned pivotal clinical trial of A4250 for the treatment of PFIC, we will be required to obtain additional financing in order to complete that trial. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all. The unavailability of additional financing on acceptable terms, or at all, would have an adverse effect on your investment.

Limitations on the ability of smaller reporting companies to sell shares under a Form S-3 shelf registration statement may interfere with our ability to execute financing transactions quickly or at all.

Our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under these rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold under the Form S-3 registration statement. One such requirement is that the market value of our outstanding common stock held by non-affiliates, or public float, be at least $75 million as of a date within 60 days prior to the date on which the Form S-3 is filed (and the date of any Form 10-K filing thereafter by us, which is deemed a re-evaluation date). If we do not meet that requirement, then the aggregate market value of securities sold by us in a primary offering under a Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. SEC rules and regulations require that we periodically re-evaluate the value of our public float, and if, at a re-evaluation date, our public float is less than $75 million, we would become subject to the one-third of public float limitation described above.

If our ability to utilize a Form S-3 registration statement is restricted under these rules, we could elect to raise capital pursuant to an exemption from registration under the Securities Act, or under a Form S-1 registration statement, but either of these alternatives would likely increase the cost of raising additional capital compared with the use of a Form S-3 registration statement. Furthermore, because of these limitations on primary securities offerings under a Form S-3 and the increased likelihood of greater costs and potential delays associated with the alternatives to using a Form S-3, the terms of any financing transaction that we are able to conduct may be less favorable or may cause us to be unable to obtain capital in a timely manner.

In addition, under current SEC rules and regulations, our common stock must be listed on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75 million as of a date within 60 days prior to the date on which the securities are sold under the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us. While our common stock is listed on The NASDAQ Capital Market, there can be no assurance that we will be able to maintain such listing.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. We may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions.

If we raise additional funds through licensing, collaboration or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our lead product candidate, A4250, which we are developing initially for the treatment of PFIC and potentially also for other pediatric cholestatic liver diseases and disorders. We also depend on the success of our product candidate elobixibat, which our licensee EA Pharma is developing in Japan for the treatment of CIC. If we are unable to commercialize A4250 or experience significant delays in doing so, or if EA Pharma is unable to commercialize elobixibat in Japan or experiences significant delays in doing so, our business will be materially harmed.

A4250 is in Phase 2 clinical development. Elobixibat has completed a Phase 3 clinical trial and is being evaluated in an ongoing long-term safety clinical trial in Japan. Our other clinical-stage product candidate, A3384, is in Phase 2 development. We are currently evaluating whether we will seek to identify and enter into a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  Whether or not we elect to seek such a transaction, and whether or not we identify and successfully enter into a suitable licensing, collaboration or similar arrangement with a third party for a particular region, we do not currently anticipate that we will conduct future clinical trials of elobixibat independently. We also do not anticipate conducting future clinical trials of A3384 unless and until we obtain additional capital, whether from our license agreement with EA Pharma for elobixibat, from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities.

Our ability to generate product revenues, which may not occur for at least the next few years, if at all, will depend heavily on the successful development and commercialization of A4250 as a treatment of PFIC and potentially as a treatment for other pediatric cholestatic liver diseases and disorders. Our ability to generate product revenues may also depend on the successful development and commercialization of A3384 to treat BAM or of elobixibat in the United States or Europe to treat CIC. The success of each of these product candidates will depend on a number of factors, including the following:

•

our ability to obtain additional capital, whether from our license agreement with EA Pharma for elobixibat, from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;

•	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
•	successful completion of clinical development;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio;
•	establishing sales, marketing and distribution capabilities;
•	generating commercial sales of A4250, elobixibat or A3384, as applicable, if and when approved, whether alone or in collaboration with others;
•	acceptance of A4250, elobixibat or A3384, as applicable, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of A4250, elobixibat or A3384, as applicable, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize A4250, elobixibat or A3384, which would materially harm our business.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of A4250 or any of our other product candidates.

In connection with obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. In particular, the small number of subjects and patients in our early clinical trials may make the results of these clinical trials less predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We are developing A4250 initially for PFIC, and there is limited clinical experience in PFIC. We may also conduct future development of A4250 for other pediatric cholestatic liver diseases and disorders for which there is likewise limited clinical experience. In some cases, our ongoing or planned clinical trials have used and will use novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have limited or no experience. The degree of novelty of these endpoints and methodologies may delay or prevent regulatory approval. For example, our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis and the concluded investigator-initiated Phase 2 clinical trial of A4250 in adults with primary biliary cholangitis (formerly known as primary biliary cirrhosis), or PBC, each designates change in pruritus from baseline as an endpoint, and it is possible that change from baseline in pruritus will be the primary or a key secondary endpoint in future clinical trials of A4250. Change in pruritus from baseline is assessed using patient-reported or, in the case of young children, caregiver-reported outcome instruments. Because the assessment of pruritus relies on subjective patient or caregiver feedback, it is inherently difficult to evaluate and measure consistently. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial. Moreover, patients given an inactive comparator, or placebo, in a clinical trial may perceive a change in pruritus from baseline that is comparable to the change experienced by patients given A4250, which would obscure the effect of A4250.

If we are required to conduct additional clinical trials or other testing of A4250, or any of our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as we intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements or restrictions; or
•	have the product removed from the market after obtaining marketing approval.

The clinical trial designs, endpoints and outcomes that will be required to obtain marketing approval of a drug to treat PFIC, or to treat BAM, are uncertain. We may never receive marketing approval for A4250 or A3384 as a treatment for these indications.

No product is currently approved for the treatment of either of PFIC or BAM. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for these indications. In particular, we plan to use our ongoing clinical trial of A4250 in children with chronic cholestasis to support a potentially pivotal clinical trial designed to establish the efficacy of A4250 to support, together with additional long-term safety data, an application for regulatory approval as a treatment for PFIC. The FDA or any regulatory authority outside of the United States may determine that the designs or endpoints of any potentially pivotal trial that we conduct, or that the outcome shown on any particular endpoint in any potentially pivotal trial that we conduct, are not sufficient to establish a clinically meaningful benefit for A4250 in the treatment of PFIC or otherwise to support approval, even if the primary endpoint or endpoints of the trial is or are met with statistical significance. If this occurs, our business would be materially harmed. Moreover, if the FDA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support regulatory approval in the United States of A4250 in PFIC, our business will be materially harmed.

Likewise, if we conduct any future clinical trial designed to support marketing approval of A3384 as a treatment for BAM, the FDA or any regulatory authority outside of the United States may determine that the designs or endpoints of the trial, or that the outcomes shown on any particular endpoints in the trial, are not sufficient to establish a clinically meaningful benefit for A3384 in the treatment of BAM or otherwise to support approval, even if the primary endpoint or endpoints of the trial is met with statistical significance.

Preliminary data from completed cohorts of our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis may not be consistent with data from any later cohort of the trial.

We are conducting an ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis, which is an open label study. Data from the trial becomes available on a cohort-by-cohort basis, but will not become final until the trial database is locked upon the completion of all cohorts. Because this is an open label study, preliminary data is available from the 20 patients comprising the five cohorts that have completed as of December 20, 2016. These data show a reduction in serum bile acids in a substantial majority of patients, as well as a favorable trend in reduction of pruritus. In addition, A4250 has exhibited a favorable tolerability profile through the first five cohorts of the trial. However, there can be no assurance that data from the remaining cohort in the trial will be favorable. If data from the trial as a whole is, when completed, not sufficiently favorable, we will not be able to advance A4250 into a planned pivotal clinical trial in PFIC or any other indication, A4250 will not receive marketing approval for the treatment of PFIC or any other indication, and our business will be materially harmed. Moreover, we cannot assure you that the final results of the trial, even if favorable, will be replicated in the planned pivotal trial of A4250 in PFIC or in any future trials of A4250 in any other pediatric cholestatic liver disease or disorder.

Favorable results seen in the concluded Phase 2 clinical trial of A4250 in PBC patients may not be predictive of results in later clinical trials of A4250 in a different indication or that involve a different number of patients, different dosing regimens and durations, different outcome measures or other differences in design or execution.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. A4250 has previously been evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. We facilitated the trial, which was concluded in the fourth quarter of 2016. In a planned interim analysis of data from the first cohort of the trial, pruritus was substantially reduced for all five subjects who received A4250 and serum bile acid levels for the three subjects who completed the trial were reduced on average by approximately 50%. Any or all of the ongoing and planned future trials of A4250 may involve a greater number of patients, a different dosing regimen or duration and other differences in trial design, in addition to the difference in patient population, compared with the PBC trial. If the favorable findings on pruritus and serum bile acids seen in the PBC trial or the favorable preliminary data on pruritus and serum bile acids from completed cohorts of our ongoing Phase 2 trial of A4250 in children with chronic cholestasis are not replicated in the final data from our ongoing chronic cholestasis trial or in planned future clinical trials of A4250 in PFIC or any other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for A4250 to treat any of these indications, in which case our business would be materially and adversely affected.

We are currently designing our planned pivotal trial of A4250 as a treatment for PFIC, including evaluating various potential endpoints to designate as the primary endpoint, whether alone or together with another co-primary endpoint. It is possible that change from baseline in pruritus will be the primary or a key secondary endpoint in the planned trial. It is customary to use patient-reported or caregiver-reported outcome measures to qualify and assess pruritus in clinical trials, but the specific measures can vary from trial to trial. For example, the pruritus scales that were used in the PBC trial are not the same as the scales we are using in our ongoing trial in children with chronic cholestasis, except that the visual analogue scale of itching, known as VAS-itch, is common to both trials. If we decide to use change from baseline in pruritus as a primary or a key secondary endpoint in our planned pivotal trial of A4250 as a treatment for PFIC, we will likely use one or more measures, including a patient-reported or caregiver-reported outcome measures that we are currently developing for consideration by applicable regulatory authorities, that employ or rely on different questions or assessments or are otherwise different than the pruritus measures that we are using in our ongoing trial in children with chronic cholestasis. Any decision by us to use different measures of pruritus in future trials may reduce the likelihood that the preliminary data from the completed cohorts in our ongoing trial of A4250 in children with chronic cholestasis or the results observed in the concluded PBC trial of A4250 will be predictive of results in the future trials. Moreover, the FDA or foreign regulatory authorities may determine that the measure for pruritus that we choose for our planned pivotal trial in PFIC or any future trial in any other pediatric cholestatic liver disease or disorder was not applied by clinical investigators in the applicable trial sufficiently consistently, or was not sufficiently sensitive to detect varying degrees of pruritus in the applicable trial, to support regulatory approval of A4250 in any or all of these indications.

The likelihood that our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to enable a single pivotal trial to support, together with additional long-term safety data, an application for marketing approval of A4250 as a treatment for PFIC is uncertain. The uncertainty will be greater if we do not enroll a sufficient number of children with PFIC in our ongoing study.

We plan to seek concurrence from the FDA and regulatory authorities outside the United States that a single pivotal clinical trial in patients with PFIC will be sufficient to establish the efficacy of A4250 to support, together with additional long-term safety data, an application for regulatory approval as a treatment for PFIC. The likelihood that the FDA or any regulatory authority outside the United States will concur with our plan is uncertain. The FDA or any other regulatory authority may instead determine that multiple pivotal clinical trials are required to establish the efficacy of A4250 as a treatment for PFIC, without regard to the final outcomes of our ongoing Phase 2 study in children. The risk that the FDA or any other regulatory authority will take this position may be even higher if we select a primary endpoint for our planned pivotal trial in PFIC for which there is only limited data generated in our ongoing Phase 2 pediatric trial. If the FDA or a regulatory authority outside of the United States takes this position, it would result in a more expensive and potentially longer development program for A4250 than we currently contemplate, which could delay our ability to generate product revenues with A4250, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete the planned pivotal program.

In addition, we are enrolling in our ongoing study children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia, Alagille syndrome, or ALGS, and sclerosing cholangitis. As a result of these enrollment criteria, the number of PFIC patients who will participate in the ongoing Phase 2 trial is uncertain. Through the first five cohorts of the ongoing trial, nine PFIC patients have been enrolled. If, following completion of the ongoing trial, the FDA or any regulatory authority outside of the United States determines that the number of patients with PFIC in the trial was insufficient, or that the number of patients with PFIC in any particular age range was insufficient, it is more likely that the applicable regulatory authority will require that we conduct more than our planned single pivotal trial in PFIC to establish the efficacy of A4250 to support marketing approval for A4250 as a treatment for PFIC.

If we experience new or additional delays or difficulties in the enrollment of patients in our clinical trials of A4250, our receipt of marketing approvals could be delayed or prevented.

Recruiting patients for orphan pediatric liver diseases is challenging, and we have experienced enrollment delays in clinical trials of A4250. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates, including in particular our ongoing pediatric trial of A4250 and our planned pivotal trial of A4250 as a treatment for PFIC, we may not be able to initiate or continue the clinical trials. Potential clinical trial participants may not be adequately diagnosed or identified with the diseases that we are targeting and may not meet the inclusion criteria for our trials. PFIC and other pediatric cholestatic liver diseases or disorders for which we may develop A4250 is a rare disease or disorder with a limited patient population, which could result in slow enrollment of clinical trial participants. Further, there are only a limited number of specialist physicians that treat these diseases and disorders, and major clinical centers that treat these diseases and disorders are concentrated in a few geographic regions.

Patient enrollment is affected by many factors, including:

•	size of the target patient population;
•	severity of the disease or disorder under investigation;
•	eligibility criteria for the clinical trial in question;
•	other clinical trials being conducted at the same time involving patients who have the disease or disorder under investigation;
•	perceived risks and benefits of the product candidate under study;
•	approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

Enrollment delays in our ongoing or planned clinical trials may result in increased development costs for our product candidates, which would cause our value to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our ongoing or planned clinical trials of A4250, or any of our other product candidates, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in PFIC is smaller than we anticipate, or if we elect to develop A4250 to treat only a specific subpopulation of patients with PFIC, our future revenue from A4250 will be adversely affected and our business will suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing A4250 initially as a treatment for PFIC and potentially also as a treatment for other pediatric cholestatic liver diseases and disorders. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the PFIC patient candidates for A4250 are only a subset of the overall patient population, specifically patients who have not yet received partial external bile diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. In addition, there are different subtypes of PFIC and the beneficial effects of A4250 may vary among patients with different subtypes. We may ultimately elect to develop A4250 as a treatment for some but not all of the subtypes.

It is critical to our ability to grow and become profitable that we successfully identify patients with these rare cholestatic liver diseases and disorders. Our projections of the number of people who have PFIC or our other target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with A4250, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for A4250. The effort to identify patients with PFIC or our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for A4250 may be limited or may not be amenable to treatment with A4250, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for A4250, we may never achieve profitability because the potential target patient population for A4250 is small.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	we may be unable to recruit and enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•

we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks or undesirable side effects;

•

regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the clinical trials.

For example, in March 2015, Ferring International Center S.A., or Ferring, stopped early two Phase 3 clinical trials of elobixibat that Ferring had been conducting pursuant to a now-terminated license agreement with us due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. We were unable as a result of the stopping of the trials to obtain data for the total number of patients for which the trials were designed, and the abbreviated trials are not sufficient to support an application for marketing approval.

Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.

The benefit of IBAT inhibition in the potential treatment for PFIC or any of our other target indications is unproven, and we do not know whether we will be able to develop any products of commercial value for these indications.

A4250 is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop A4250. Shire plc, or Shire, reported in 2015 and 2016 that its product candidate for the treatment of PFIC and other rare liver diseases, SHP625, which has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of A4250 for the treatment of PFIC or any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

If the FDA concludes that more clinical or nonclinical data than we currently anticipate is required to support the approval of A3384 for the treatment of BAM under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for A3384 under Section 505(b)(2) are not as we expect, the approval pathway for A3384 will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We expect that we may seek FDA approval for A3384 for the treatment of BAM through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for A3384 by potentially decreasing the amount of clinical and preclinical data that we would need to generate in order to obtain FDA approval.  However, the 505(b)(2) regulatory pathway does not preclude the possibility that additional clinical trials or nonclinical studies may be required; for example, for new indications where the applicant cannot rely on published literature or the FDA’s finding of safety and effectiveness.  If the FDA requires more data to support the approval of A3384 to treat BAM than we currently anticipate, the time and financial resources required to obtain FDA approval for A3384, and complications and risks associated with A3384, would likely substantially increase. Moreover, if we are unable to pursue the Section 505(b)(2) regulatory pathway for any reason, new competitive products could reach the market more quickly than A3384, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that A3384 will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our 505(b)(2) NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.  Moreover, even if A3384 is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which A3384 may be marketed or to other conditions of approval, or may contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the products.

BAM is not easily diagnosed and the number of patients suffering from BAM has not been established with precision. If the actual number of patients is smaller than we estimate, we may not be able to recruit patients into our clinical trial in this indication in a timely manner or at all, and we may not be able to obtain regulatory approval for A3384 to treat this condition.

BAM is not easily diagnosed. There is no patient registry or other method of establishing with precision the actual number of patients with BAM in any geography. The best diagnostic method currently, the 75Se-Homocholic Acid Taurine test, is not available in many countries and evaluation of bile acid synthesis markers, such as FGF19, and the bile acid intermediate C4 is not a routine diagnostic test. We estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. We derive our estimated prevalence from a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM. If the estimates on which we have relied are not accurate or if the results of studies on which we have relied are outdated, our estimate of the number of patients with BAM may be inaccurate, we may not be able to recruit patients into any future clinical trial of A3384 in BAM in a timely manner, or at all, and the commercial opportunity for A3384 may be smaller than we anticipate.

If serious or unacceptable side effects are identified during the development of A4250, elobixibat or A3384 or any other product candidate, we may need to abandon or limit our development of that product candidate.

All of our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development.

For example, in the concluded Phase 2 clinical trial of A4250 in PBC, two of the five patients dropped out of the trial due to diarrhea, an effect sometimes associated with the IBAT inhibition mechanism. If the diarrhea and associated dropout rate observed in the PBC trial is predictive of an inadequate tolerability profile of A4250, the overall commercial opportunity for A4250 may be lower than we expect. Even if we receive regulatory approval for A4250, if the approved dose of A4250 is not well tolerated, A4250 may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.

Even if A4250, elobixibat or A3384 or any potential future product candidate of ours receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If A4250, elobixibat, A3384 or any potential future product candidate of ours receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments or competitive products;
•	the prevalence and severity of any side effects;
•

whether physicians will be willing to prescribe A4250 to patients with PFIC if the primary endpoint in our pivotal clinical trial or trials of A4250 for the treatment of PFIC is the reduction of pruritus or a surrogate measure, as opposed to a direct measure of reducing or eliminating progressive liver disease;

•	the ability to offer our product candidates for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the adequacy of supply of our product candidates;
•	the availability of third-party coverage and adequate reimbursement;
•	the timing of any such marketing approval in relation to other product approvals;
•	support from patient advocacy groups; and
•	any restrictions on concomitant use of other medications.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of A4250, elobixibat or A3384 or any potential future product candidate of ours that receives marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell A4250 or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

We do not have a sales or marketing infrastructure and have no experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If we receive marketing approval in the United States or Europe for A4250 to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to commercialize A4250 in the approved indication(s) in the applicable region with our own focused, specialized sales force. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize A4250. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as elobixibat and A3384, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establishes marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approvals from regulatory authorities and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies that may be complementary to or necessary for our programs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercialize. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.

In particular, we are aware of other companies that are developing product candidates that, like our product candidates A4250 and elobixibat, act via IBAT inhibition. We believe that Shire’s SHP625, formerly known as LUM001, is advancing into Phase 2/3 development as a treatment for PFIC and is in Phase 2 development as a treatment for ALGS. In June 2016, Shire announced that the FDA has granted breakthrough therapy designation for SHP625 for PFIC, type 2. We also believe that GlaxoSmithKline’s GSK2330672 is in Phase 2 clinical development as a treatment for PBC and that Shire’s SHP626 is in Phase 1 development as a treatment for NASH.

If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

•

For PFIC and many other cholestatic liver diseases, there are no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, we believe Shire’s SHP625 is advancing into Phase 2/3 clinical development in PFIC. In addition, we believe that Intercept Pharmaceuticals’ obeticholic acid, which was recently approved by the FDA in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia.

•

For the pruritus that is characteristic of many cholestatic liver diseases, symptomatic off-label treatment with: UDCA; bile acid sequestrants, such as generic cholestyramine (as Questran in the United States and as Colestyr, Efensol, Ipocol, Kolestran, Lipocol, olestyr, Prevalite or Quantalan in various other countries), marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG; rifampin, an antibiotic derivative; or naltrexone, an opioid antagonist.

•

For CIC: linaclotide, a guanylate cyclase-C agonist marketed by Ironwood Pharmaceuticals, Inc. and Allergan plc in the United States as Linzess and in Europe (for a related condition, irritable bowel syndrome with constipation, or IBS-C) as Constella and for which a marketing application has been filed by Astellas Pharma Inc. in Japan for IBS-C; lubiprostone, a type-2 chloride channel marketed as Amitiza by Takeda Pharmaceutical Company Limited in the United States and select countries in Europe and by Mylan N.V. in Japan; prucalopride, a motility agent marketed by Shire in the European Union as Resolor; and numerous OTC products, including psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol.

•

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide, a guanylate cyclase-C agonist, for which it has filed an NDA in the United States to treat CIC and for which it has completed a Phase 3 clinical trial in IBS-C. Ardelyx, Inc. has a product candidate, tenapanor, a sodium transporter NHE3 inhibitor that is in Phase 3 clinical development to treat IBS-C.
•

For BAM, there is no approved drug treatment. Off-label treatments include: bile acid sequestrants, such as immediate release cholestyramine (which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions), colestipol and colesevelam, a cholesterol-lowering medicine marketed by Daiichi Sankyo Inc. as Welchol in the United States and by Genzyme Europe B.V. as Cholestagel in the European Union. In addition, obeticholic acid has previously been studied by Intercept in a Phase 2 clinical trial as a treatment for BAM.

Patients with BAM following ileal resection surgery may be treated with a low-fat diet supplemented with medium-chain triglycerides or cholylsarcosine, a synthetic cholic acid conjugate. Patients with BAM secondary to Crohn’s ileitis may be treated with glucocorticoid, a steroid hormone. Microscopic colitis patients may be given budesonide, a glucocorticoid steroid. Patients with BAM secondary to small intestinal bacterial overgrowth may require antibiotic therapy.

Even if we are able to commercialize A4250, elobixibat, A3384 or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and, in some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize A4250, elobixibat, A3384 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for A4250, elobixibat, A3384 or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for A4250 may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacturing, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;
•	decreased demand for any products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial participants or patients;
•	loss of revenue;
•	increased insurance costs; and
•	the inability to commercialize any products that we may develop.

We have separate liability insurance policies that cover each of our ongoing clinical trials. These policies provide coverage in varying amounts, up to a maximum of €5.0 million in the aggregate for the applicable clinical trial. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, A4250, elobixibat, A3384 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. Currently, we are focusing our resources predominantly on A4250.  As a result, we may forego or delay pursuit of opportunities with elobixibat, A3384 or potential future product candidates that later could prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products.

We have historically based its research and development efforts on IBAT inhibitors, including A4250 and elobixibat, to treat cholestatic liver diseases and CIC and on our proprietary formulations of an established bile acid sequestrant, A3384, to treat BAM. Notwithstanding our investment to date and anticipated future investment, we have not yet developed, and may never successfully develop, any marketed drugs using these approaches. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through licensing, collaboration or other royalty or similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Dependence on Third Parties

We rely on EA Pharma for the successful development and commercialization of elobixibat to treat chronic constipation in Japan and other select markets in Asia.

We entered into a license agreement with EA Pharma for elobixibat in April 2012. We cannot predict the ultimate success of the arrangement. The agreement provides for milestone payments to us if specified regulatory and commercial milestone events are achieved and provides us with royalty-based revenue if elobixibat is successfully commercialized. If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida.

EA Pharma is responsible for all future development and potential commercialization of elobixibat in its licensed field (namely, all prophylactic or therapeutic uses of a pharmaceutical product for gastrointestinal diseases and disorders, symptoms of constipation of all causes or postoperative ileus, in colonoscopy cleansing procedures and, in specified circumstances, select liver diseases) in Japan, Indonesia, Korea, Taiwan, Thailand and Vietnam, and has substantial control over the conduct and timing of development efforts with respect to elobixibat in these countries. We have little control over the amount and timing of resources that EA Pharma devotes, or Mochida devotes, to the development of elobixibat. If EA Pharma or Mochida fails to devote sufficient financial and other resources, the development and potential commercialization of elobixibat in Japan and otherwise in EA Pharma’s licensed territory would be adversely affected. This would result in a delay in milestone payments to us and, if marketing approval for elobixibat in EA Pharma’s licensed territory is obtained, royalties that we could receive on any future elobixibat product sales.

EA Pharma has the right to terminate the elobixibat agreement on a country-by-country basis or in its entirety for an uncured material breach by us or in specified bankruptcy or similar events. EA Pharma also has the right, with 180 days’ notice, to terminate the agreement in its entirety or on a country-by-country basis (except for Japan) for any reason.

If EA Pharma terminates the elobixibat agreement at any time, for any reason, it would negatively impact our development of elobixibat in Japan and otherwise in EA Pharma’s licensed territory, would materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund any further clinical development and commercialization of elobixibat in Japan on our own, seek another licensee or collaborator for clinical development and commercialization or abandon the development and commercialization of elobixibat in Japan.

If we do not pursue the development and potential commercialization of elobixibat for the treatment of CIC in the United States or Europe, whether through a licensing, collaboration or similar arrangement or otherwise, the revenue that we will generate based on elobixibat may be lower.

In addition to our agreement with EA Pharma for elobixibat in Japan and other select markets in Asia, we are currently evaluating whether we will seek a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  The cost and duration of the additional clinical trial or trials that will be required by the FDA and EMA to support marketing approval of elobixibat to treat CIC is currently uncertain, and the FDA has indicated to us that it may require in particular placebo controlled safety data for elobixibat. Even if we were to seek to establish licensing, collaboration or similar arrangement with a third party for the United States or Europe, the uncertain regulatory requirements may interfere with our ability to do so on acceptable terms, or at all. We do not currently anticipate that we will conduct future clinical trials of elobixibat for the United States or Europe independently, whether or not we elect to seek a suitable third-party arrangement. If we do not enter into suitable third-party arrangements and do not ourselves conduct clinical trials of elobixibat for the United States or Europe, the revenue that we will generate based on elobixibat will be limited to payments that we receive under our agreement with EA Pharma, which will reduce the overall commercial potential of elobixibat and may harm our business.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, clinical investigators and government agencies, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and foreign regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected. We are also required to register clinical trials subject to FDA regulation and, with some exceptions, post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. The National Institutes of Health also has announced plans to require sponsors to post results of clinical trials for unapproved products, including unfavorable results in clinical trials for unapproved uses of approved products.

Furthermore, third parties that we rely on for our clinical development activities may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for A4250 and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of A4250 that is being used in our ongoing Phase 2 clinical trial and, in the case of elobixibat, clinical trials conducted by our licensee. We may in the future be unable to conclude agreements for commercial supply with third-party manufacturers on acceptable terms, or at all.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may encounter difficulties in achieving volume production, laboratory testing, quality control or quality assurance or suffer shortages of qualified personnel, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product candidate. In addition, third-party manufacturers may not be able to comply with current good manufacturing practice, or GMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to manufacture product for our preclinical tests and clinical trials cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We may depend on additional collaborations, licenses or similar arrangements with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have licensed rights to develop and commercialize elobixibat for CIC and other gastrointestinal diseases and disorders to EA Pharma in Japan and other select markets in Asia. We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of A4250, elobixibat, A3384 or any potential future product candidate of ours for any or all indications and for any or all territories. For example, we may elect to seek a licensing, collaboration or similar arrangement with one or more third parties for Phase 3 development and potential commercialization of elobixibat in the United States and Europe.

Our likely counterparties for any licensing, collaboration or similar arrangement include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Except for our agreement with EA Pharma, we are not currently party to any such arrangement for A4250, elobixibat or A3384. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of the applicable product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Any licensing, collaboration or similar arrangement involving our product candidates would pose numerous risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•

collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	disputes may arise between us and a collaborator as to the ownership of intellectual property arising during the collaboration;

•	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;
•

disputes may arise between us and a collaborator that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•

collaborations may be terminated and, if terminated, may result in a need to identify and enter into a new licensing, collaboration or similar arrangement or obtain additional capital to pursue further development or commercialization of the applicable product candidates.

For example, in March 2015, Ferring terminated a 2012 license agreement with us for the development and commercialization of elobixibat worldwide, excluding the territory licensed to EA Pharma. Ferring’s termination of the license agreement followed its stopping early two Phase 3 clinical trials of elobixibat that Ferring had been conducting due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. As a result, to exploit the potential of elobixibat in the United States, Europe and otherwise outside of EA Pharma’s licensed territory, we would need to either identify and enter into additional licensing, collaboration or similar arrangements or expend our own resources to conduct further development of elobixibat. We are currently evaluating whether we will seek to identify and enter into a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  Whether or not we elect to seek such a transaction, we do not currently anticipate that we will conduct future clinical trials of elobixibat independently.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. For example, any Phase 3 program of elobixibat in the United States or Europe will depend on whether we elect to seek, and successfully enter into, a licensing, collaboration or similar arrangement under which that Phase 3 program would be conducted. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

The terms of our loan facility agreement and the associated security agreements may restrict our ability to engage in certain transactions and adversely affect our operating flexibility.

In December 2014, we entered into a loan facility agreement with Kreos Capital IV (UK) Limited, or Kreos, which was revised in February 2016 and further amended and restated pursuant to a supplemental deed entered into in May 2016. We have also entered into certain guaranties and security agreements with Kreos. Pursuant to the terms of the loan facility agreement and the associated security agreements, subject to certain exceptions, we cannot engage in specified transactions unless certain conditions are met or we receive the prior approval of Kreos. These transactions include:

•	disposing of our business or certain assets;
•

entering into licensing arrangements regarding our intellectual property, other than on an arms’ length basis in the ordinary course of business where the proceeds of an arrangement are used for our business;

•	certain changes to our business or ownership;
•	incurring additional debt or liens or making payments on other debt;
•	making certain investments and declaring dividends;
•	being acquired by or merging with another entity;
•	engaging in some transactions with affiliates; or
•	encumbering intellectual property.

If Kreos does not provide its consent to such actions, we could be prohibited from engaging in transactions that could be beneficial to our business and our stockholders unless we repay the loan, which may not be desirable or possible. The obligations under the loan facility agreement are secured by substantially all of our assets. If we default under the loan facility agreement or the associated security agreements, including for an inability to repay amounts as they become due, and we are unable to obtain a waiver for such a default, Kreos would have a right to accelerate our obligation to repay the entire loan, obtain control of our cash accounts and foreclose on the secured assets in order to satisfy our obligations under the loan facility agreement. Any such action on the part of Kreos against us could have a materially adverse impact on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents, narrow the scope of our patent protection or make enforcement more difficult or uncertain.

The laws of other countries may not protect our patent rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. For this or other reasons, we may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties onto the market.

Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our U.S. patents or pending U.S. patent applications filed prior to March 16, 2013.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, reissue, inter partes review, post grant review, interference proceedings or other patent office proceedings, court litigation or International Trade Commission proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation concerning our patent rights could reduce the scope of or prevent the enforceability of, or invalidate, our patent rights, allowing third parties to commercialize our technology or products, or equivalent or similar technology or products, and so to compete directly with us, without payment to us, or, where such proceedings involve third-party patents, result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened or narrowed by operation of any of the foregoing, such an event could dissuade companies from collaborating with us to license, develop or commercialize current or potential future product candidates of ours.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors from competing with us or otherwise to provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar, improved or alternative technologies or products in a noninfringing manner. For example, although A3384 is the subject matter of pending patent applications that claim pharmaceutical formulations, patent protection is not available for composition-of-matter claims that only recite the API for A3384 without limitation to its formulation. Because A3384 lacks composition-of-matter protection for its API, competitors will, subject to obtaining marketing approval, be able to offer and sell products with the same API so long as these competitors do not infringe any of our issued patents. Moreover, method-of-treatment patent claims are more difficult to enforce than composition-of-matter claims for reasons including off-label sale, potential divided infringement issues and use of the subject compound in noninfringing manners. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off-label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around our dosage-form and formulation patents and create a different formulation and dosage form that is not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing our product.

In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, such as orphan drug exclusivity in the United States, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of a marketing authorization application becoming publicly available. Such developments could enable other companies to use our clinical trial data to assist in their own product development and to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States, Europe and elsewhere. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Future changes in U.S. statutory or case law beyond our control could affect some or all of the foregoing possibilities. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. This could be the case even after giving effect to patent term extensions and data exclusivity provisions preventing third parties from relying on clinical trial data filed by us for marketing approval in support of their own applications for such approval. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In addition, we have pledged certain of our patent rights related to A4250 and elobixibat as collateral under our loan agreement with Kreos.

We may become involved in lawsuits or other enforcement proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and potentially unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or that our patent and other intellectual property rights are invalid or unenforceable, including for antitrust reasons. As a result, in a patent infringement proceeding, a court or administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent’s claims narrowly and so refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the competitor technology in question. Even if we are successful in a patent infringement action, the unsuccessful party may subsequently raise antitrust issues and bring a follow-on action. Antitrust issues may also provide a bar to settlement or constrain the permissible settlement terms. Further, settlement agreements in the pharmaceutical sector are the subject of ongoing review by the antitrust authorities in the European Union.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our current or potential future licensees or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in depth freedom-to-operate search or analysis for A4250 or for A3384. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing A4250, elobixibat or A3384. Thus, we do not know with certainty whether A4250, elobixibat, A3384 or any other product candidate, or our commercialization of any such product candidate, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to enable us to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors access to the same technologies that we have then licensed, and could require us to make substantial payments. Absent a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties, or claims that we derived inventions from another, could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary or otherwise confidential information or know-how of others in their work for us, we may be subject to claims that we or these employees have without authorization used or disclosed intellectual property, including trade secrets or other proprietary or confidential information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us and agreeing to cooperate and assist us with securing and defending our intellectual property, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. These assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, costs and lost management time, as well as uncertainties resulting from the initiation and continuation of patent litigation or other proceedings, could have a material adverse effect on our ability to compete in the marketplace.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of A4250, elobixibat, A3384 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for A4250 is expected to expire in 2022 assuming it withstands any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022 and the issued U.S. patent for a method of using an IBAT inhibitor to treat CIC or IBS is expected to expire in 2024, in each case assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for A4250 and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2035. We also expect that our patent applications for A3384, which to date have been filed as priority applications in Sweden, if ultimately issued in the United States and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2037.

A3384 could be subject to competition arising from off-label use from immediate release cholestyramine.

We have pending patent applications, currently filed as priority applications in Sweden, covering pharmaceutical formulations of A3384. Even if these patents ultimately issue in the United States or elsewhere, we do not have patent rights covering the composition of matter of cholestyramine. As a result, we may be limited in our ability to prevent others from exploiting cholestyramine, which could have a negative impact on the commercial potential of A3384. In addition, cholestyramine is currently approved in the United States and some countries in Europe for various indications, including in some countries in Europe for diarrhea associated with certain GI conditions. Physicians currently prescribe cholestyramine for other indications that are not approved by the FDA or regulatory authorities outside of the United States, such as BAM. If we are unable to establish that A3384 is a superior drug to immediate release cholestyramine in the treatment of BAM, physicians may be likely to continue to prescribe immediate release cholestyramine and our potential future revenue from sales of A3384 would likely be materially and adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate the trade secret, from using that technology or information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates

A rare pediatric disease designation may not lead to the receipt of a Priority Review Voucher, even if A4250 is approved.

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. We anticipate that we will request rare pediatric disease designation for A4250 for PFIC. For purposes of this program, the FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. and more than 50% of those patients are under the age of 18 years old. There can be no assurance, however, that the FDA will agree with our position that A4250 for the treatment of PFIC meets the criteria for a “rare pediatric disease.” If we submit a voluntary request for a rare pediatric disease designation and the request is granted by FDA, the FDA’s rare pediatric disease designation would give us the potential to receive a Priority Review Voucher if A4250 is approved for marketing. The rare pediatric disease Priority Review Voucher program is now set to expire at the end of September 2020, although a drug that has been designated under the program as of September 30, 2020 may still receive the Priority Review Voucher if it is approved for marketing before October 1, 2022.  Therefore, given this timing deadline for final product approval, there is no guarantee that we will receive a Priority Review Voucher for A4250 even if it is approved by the FDA to treat a rare pediatric disease.

Because A4250 and elobixibat share a common mechanism of action, if both product candidates are ultimately approved and commercialized, there is a risk that physicians will elect to prescribe one of these products at the expense of the other.

We are developing A4250 initially for the treatment of PFIC and potentially also for other pediatric cholestatic liver diseases and disorders and we may elect to seek a licensing, collaboration or similar arrangement with one or more third parties for Phase 3 development and potential future commercialization of elobixibat as a treatment for CIC in the United States and Europe. Both A4250 and elobixibat act by modulating bile acid levels in the body through IBAT inhibition. If both of these product candidates are approved and become available for commercial sale, physicians may decide to prescribe the lower-cost product off label for the treatment of conditions and disorders in which the modulation of bile acid levels may be medically useful, notwithstanding the specific indication for which we will have conducted clinical trials and obtained regulatory approval for that product. If this were to occur, there would be an adverse effect on our revenues, which could be material.

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates, including A4250, elobixibat and A3384, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market A4250, elobixibat, A3384 or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that A4250, elobixibat, A3384 or any potential future product candidate of ours is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions, and EA Pharma’s failure to obtain marketing approval of elobixibat in Japan would prevent elobixibat from being marketed in Japan. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

In order to market and sell A4250, elobixibat, A3384 or any potential future product candidate of ours in jurisdictions other than the United States or Europe, we or a current or potential future licensee or collaborator must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We or a current or potential future licensee or collaborator may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all. In particular, EA Pharma may not obtain marketing, pricing or reimbursement approvals for elobixibat in Japan on a timely basis, if at all.

Approval by the FDA does not ensure approval by the EMA, approval by the EMA does not assure approval by the FDA, and approval of either or both of the FDA and EMA does not assure approval by regulatory authorities in other countries or jurisdictions. Likewise, approval by any regulatory authority in any country or jurisdiction outside the United States or Europe, such as Japan, does not assure approval by regulatory authorities in other countries or jurisdictions or by the FDA or EMA. We and any current or potential future licensee or collaborator may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

Our ability to obtain and maintain conditional marketing authorizations in the European Union is limited to specific circumstances and subject to several conditions and obligations. A failure to renew any conditional approval that we obtain prior to full approval for the applicable indication would prevent us from continuing to market our products.

Conditional marketing authorizations in the European Union based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies or trials, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Even if we obtain conditional approval for A4250 for the treatment of PFIC or any other pediatric cholestatic liver disease or disorder, we may not be able to renew such conditional approval.

Even if we obtain marketing approval for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture or market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate profit.

Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the possible requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval will be subject to strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our products from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice and state attorneys general, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•	litigation involving patients taking our products;
•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Our noncompliance, or noncompliance by any future licensee or collaborator, with regulatory requirements relating to safety monitoring or pharmacovigilance, to the development of products for the pediatric population or to the protection of personal information can lead to significant penalties and sanctions.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates. If Shire is able to obtain orphan drug exclusivity for SHP625, or any of our other competitors is able to obtain orphan drug exclusivity for any of its products that is the same drug as one of our product candidates, or can be classified as a similar medicinal product within the meaning of E.U. law, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA has granted orphan drug designation to A4250, which is an IBAT inhibitor, for the treatment of PFIC, as well as PBC, and the EMA has designated A4250 as an orphan medicinal product for the treatment of PFIC, as well as PBC and ALGS. Generally, if a designated orphan drug product receives the first marketing approval for the orphan indication for which it has been designated, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that period of exclusivity. The applicable market exclusivity period is seven years in the United States and 10 years in the European Union. The E.U. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.

In the European Union, a “similar medicinal product” is a medicinal product that contains a similar active substance or substances as contained in a currently authorized orphan medicinal product and that is intended for the same therapeutic indication. For a product candidate such as A4250, the FDA defines “same drug” as a drug that contains the same active moiety, which refers to the molecule which is responsible for the physiological or pharmacological action of the drug, and is intended for the same use. Obtaining orphan drug exclusivity for A4250 for PFIC, both in the United States and in Europe, may be important to the product candidate’s success. Shire’s product candidate for the treatment of PFIC and other rare liver diseases, SHP625, which has been reported to be an IBAT inhibitor, has also received orphan drug designation from the FDA and EMA, and SHP625 has been evaluated to date in a greater number of PFIC patients than A4250. If Shire or any other competitor of ours obtains orphan drug exclusivity for, and approval of, a product for the same indication as A4250 before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market until that exclusivity period expires.

Moreover, we may not be able to maintain orphan drug exclusivity for A4250 for PFIC or any other indication, or for any other product candidate and indication for which we obtain orphan drug exclusivity in the future. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity that we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drug products can be approved for the same condition.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. We believe that A4250 meets the criteria to be designated as a fast track product. However, even if we seek and are granted a fast track designation for A4250, there is no assurance that A4250 will receive marketing approval from the FDA or that approval will be granted within any particular timeframe. We may also seek fast track designation for other current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months, rather than the standard review period of ten months. We may request priority review for A4250 or other current or potential future product candidates of ours at the time that the marketing application is submitted. The FDA has broad discretion with respect to whether or not to grant priority review status to an individual marketing application. As a result, even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter.

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidate, including A4250, elobixibat or A3384, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals, and third-party payors may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute any product candidate for which we obtain marketing approval.

The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and pharmacy benefit managers, among others. Several other countries, including the United Kingdom, have enacted similar anti-kickback laws and regulations.

The federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Both the government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Among other payments, the law requires payments made to physicians and teaching hospitals for clinical trials be disclosed.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Violation of certain of these laws could also result in exclusion, suspension and debarment from government funded healthcare programs. Exclusion, suspension or debarment would significantly impact our ability to commercialize, sell or distribute any product candidate for which we obtain regulatory approval. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any product that receives marketing approval.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of A4250, elobixibat, A3384 or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates, including A4250, elobixibat or A3384, for which we obtain marketing approval. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, the Affordable Care Act became law in the United States. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. As implementation of the Affordable Care Act is ongoing, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including a newly passed drug price transparency law in Vermont that applies to pharmaceutical manufacturers, that may have an impact on our business.

In addition, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or E.U. member state level may result in significant additional requirements or obstacles that may increase our operating costs.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

In connection with the preparation of Albireo Limited’s consolidated financial statements as of and for the years ended December 31, 2015 and 2014, Albireo Limited and its independent registered public accounting firm identified a material weakness in its internal control over financial reporting. If we are not able to remediate the material weakness and otherwise to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audits of Albireo Limited’s 2014 and 2015 financial statements, which were completed concurrently with each other, Albireo Limited and its independent registered public accounting firm identified a material weakness in its internal control over financial reporting, specifically a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates in the financial statement closing process resulting from Albireo Limited’s limited in-house accounting and finance team. We currently rely on external advisors to provide assistance with financial reporting in accordance with the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, and these external advisors may not have direct knowledge of all of our business, transactions and contracts. Specifically, Albireo Limited and its independent registered public accounting firm determined that Albireo

Limited did not have sufficient resources with U.S. GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that includes resolution of complex accounting issues involving significant judgment and estimates.

We are working to remediate the material weakness. In particular, we hired a full-time chief financial officer in July 2016 and we plan to hire a controller and to develop and implement formal policies, processes and documentation procedures relating to our financial reporting. However, we cannot at this time estimate how long it will take to remediate the material weakness and we may not ever be able to remediate the material weakness. If we are unable to successfully remediate the material weakness and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting and, if and at such time as we cease to qualify as a “smaller reporting company” under applicable securities regulations, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, because we currently qualify as a “smaller reporting company” under applicable securities regulations, an attestation report on internal control over financial reporting issued by our independent registered public accounting will not be required. An independent assessment of our internal control over financial reporting might detect deficiencies that management’s assessment does not.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Ronald H.W. Cooper, our President and Chief Executive Officer, and other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, including in the United States and Sweden, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, finance and administration and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We incur significant costs and demands as a result of operating as a public company.

We incur significant legal, accounting and other expenses to meet our obligations as a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to maintain director and officer liability insurance coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

We are exposed to risks related to currency exchange rates.

We conduct a significant portion of our operations outside of the United States. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars. Exchange rate fluctuations between local currencies and the dollar create risk in several ways, including the following: weakening of the dollar may increase the cost of overseas research and development expenses and the cost of sourced product components outside the United States; strengthening of the dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on nondollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins may be affected.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

The vote by the United Kingdom electorate in favor of the United Kingdom’s exit from the European Union could adversely impact our business, results of operations and financial condition.

The passage of the referendum on the United Kingdom’s membership in the European Union, referred to as “Brexit,” in favor of the exit of the United Kingdom from the European Union, could cause disruption to and create uncertainty surrounding our business, which could have an adverse effect on our business, financial results and operations. Over the next few months, negotiations are expected to commence to determine the terms of the United Kingdom’s relationship with the European Union in the future, including trade terms between the United Kingdom and countries comprising the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to markets in the European Union, either during a transitional period or more permanently.

Assuming its implementation, Brexit would result in the United Kingdom no longer being a European Union Member State and a member of the European Union single market, which may result in increased trade barriers. Increased trade barriers could impact our results of operations. As we have a subsidiary registered in England and Wales and operating subsidiaries in Sweden, Brexit could result in restrictions on the movement of capital within our organization, the mobility of our personnel and the potential future commercialization of our product candidates and could change our tax benefits or liabilities, any of which could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Common Stock

Our stock price is expected to be volatile, and the market price of our common stock may drop.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of development-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the results of our current and any future clinical trials of our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the markets in which we compete, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our product candidates or products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of health care payment systems;
•	failure to maintain compliance with listing requirements of The NASDAQ Capital Market; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Our stock price may be especially volatile because of, and investor interest in our common stock may be negatively affected by, unauthorized trading of our common stock on stock exchanges in Germany.

We are aware that our common stock may be trading on multiple stock exchanges in Germany, which we have not authorized.  These German exchanges have been rumored to allow short selling of stock without assurance that shares sufficient to cover the trade are available, also known as “naked” short selling, or otherwise not comply with exchange requirements that are customary in the United States.  The trading of our common stock on these German stock exchanges may make the market price of our common stock more volatile than it would otherwise be.  This increased volatility, or the potential for this increased volatility, could have a negative impact on investor interest in our common stock, which could depress the market price of our common stock.

Our executive officers and directors and their affiliates have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 20, 2016, our executive officers and directors, and their affiliates, beneficially own or control approximately 51.1% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested and unvested options to purchase shares of our common stock). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the price of our common stock to decline if investors perceive that conflicts of interest may exist or arise.

We are a smaller reporting company. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

We are currently a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $75 million as of the last business day of its most recently completed second fiscal quarter and does not meet certain exceptions. SEC rules provide that smaller reporting companies may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. You should also refer to the risk factor above entitled “Limitations on the ability of smaller reporting companies to sell shares under a Form S-3 shelf registration statement may interfere with our ability to execute financing transactions quickly or at all.” In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

We do not anticipate that we will pay any cash dividends in the foreseeable future.

We currently expect to retain our future earnings to fund the development and growth of our business. In addition, we are prohibited from making any dividend payments under the terms of our loan facility. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after applicable lock-up and other legal restrictions on resale discussed in this proxy statement lapse, the trading price of our common stock could decline. As of December 20, 2016, we had outstanding a total of approximately 6.3 million shares of common stock. Of these shares, only approximately 2.1 million shares of common stock are freely tradable, without restriction, in the public market as of December 20, 2016.

The lock-up agreements entered into by the former directors and officers of Biodel and the lock-up restrictions in the Exchange Agreement provide that the shares subject to the lock-up restrictions will be released from such restrictions 180 days from November 3, 2016, the closing date of the share exchange. In addition, the shares of our common stock that were issued in the share exchange are restricted securities under the Securities Act and any sale of such shares without registration will be subject to the requirements of Rule 144 promulgated under the Securities Act. Based on shares outstanding as of December 20, 2016, up to an additional approximately 4.2 million shares of common stock will be eligible for sale in the public market, approximately 3.0 million of which are held by our directors, our executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 690,455 shares of common stock that are subject to outstanding stock options as of December 20, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the lock-up agreements and to the extent the shares are registered for sale under the Securities Act or permitted for sale in the public market by Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Because the share exchange completed pursuant to the Exchange Agreement resulted in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, the pre-exchange net operating loss carryforwards and certain other tax attributes of Biodel will be subject to limitations. Our net operating loss carryforwards and other tax attributes may also be subject to additional limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The share exchange resulted in an ownership change for Biodel and, accordingly, the ability to use the net operating loss carryforwards and certain other tax attributes of Biodel will be limited. Our net operating loss carryforwards may also be subject to limitation as a result of shifts in equity ownership or the completed share exchange. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of these net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

We may become involved in securities class action litigation that could divert management’s attention and harm our business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Among others, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board of directors;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

We lease approximately 2,900 square feet of office space in Gothenburg, Sweden under a lease that expires in September 2019. The current quarterly payment under the lease is 168,664 Swedish Kronor (approximately $18,348, based on the Swedish Kronor to U.S. dollar exchange rate at December 1, 2016) and subject to change based on applicable taxes and otherwise to escalation based on changes in the Swedish Consumer Price Index. The lease renews automatically for consecutive three-year terms, unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to our right to terminate the lease at any time upon six months’ notice. We are currently in discussions with the landlord to rent additional 2,200 square feet (for a total of 5,100 square feet) in the same Gothenburg facility. In addition, we lease office space in Boston, Massachusetts on a month-to-month basis. We believe that our existing facilities are adequate to meet our current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

On September 2, 2016, Biodel, Unilife Corporation and Unilife Medical Solutions, Inc. entered into an asset purchase and license agreement.  Pursuant to the agreement, in September 2016, Biodel withdrew with prejudice its litigation initiated against Unilife in September 2015 in Superior Court in the State of Connecticut (Judicial District of Danbury) seeking injunctive relief pending arbitration of certain contract claims relating to Biodel’s then-existing glucagon emergency management, or GEM, program and compensatory and punitive damages from Unilife based on its alleged violation of the Connecticut Unfair Trade Practices Act in connection with such program.  Biodel and Unilife also withdrew with prejudice the related arbitration proceeding.

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the closing of the Transaction on November 3, 2016, Biodel’s common stock was traded on The NASDAQ Capital Market under the symbol “BIOD.” On November 3, 2016, following the closing of the Transaction, we changed our name to “Albireo Pharma, Inc.” On November 4, 2016, our common stock began trading on The NASDAQ Capital Market under the symbol “ALBO.” The high and low sales prices per share of our common stock as reported by NASDAQ in each of the quarters within our two most recent fiscal years are set forth below. In connection with the closing of the Transaction, on November 3, 2016, we effected a 1-for-30 reverse stock split of our common stock. All of the prices in the table below have been adjusted to reflect the effect of the reverse stock split.

Fiscal Quarter Ended	High	Low
December 31, 2014	$50.54	$36.00
March 31, 2015	$60.00	$34.20
June 30, 2015	$40.20	$29.55
September 30, 2015	$33.76	$11.70
December 31, 2015	$15.00	$6.66
March 31, 2016	$11.34	$6.66
June 30, 2016	$15.89	$7.84
September 30, 2016	$14.34	$8.55

On December 1, 2016, the closing price of our common stock was $25.45 per share.

Stockholders

As of December 1, 2016, we had 6,292,644 outstanding shares of common stock and no outstanding shares of preferred stock. As of December 1, 2016, there were approximately 42 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.  In addition, we are currently prohibited from making any dividend payments under the terms of our loan facility with our lender.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this item is incorporated by reference from the discussion responsive thereto under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended September 30, 2016.

Item 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-K (see Part I, Item 1A) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statement contained in the following discussion and analysis.

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Transaction, we changed our name to “Albireo Pharma, Inc.,” the business of Albireo Limited became our business and we became a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis that is intended to support a potentially pivotal clinical trial in PFIC. In addition to PFIC and subject to obtaining additional capital, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, which has completed a Phase 3 clinical trial in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption.

Biodel Inc. was incorporated in December 2003 and commenced active operations in January 2004.  Albireo Limited’s business began when Albireo Limited was spun out of AstraZeneca AB in 2008.

As of September 30, 2016, Biodel had approximately $28.7 million in cash and cash equivalents.

On November 3, 2016, we effected a 1-for-30 reverse stock split of our common stock. All common stock share amounts and prices per share of common stock in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the reverse stock split.

Except as otherwise specified, the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations speaks as of and for the fiscal year ended September 30, 2016 of Biodel Inc. only, without regard to the Transaction and without regard to Albireo Limited and its direct and indirect subsidiaries.

Financial Operations Overview

Revenues

As of September 30, 2016, Biodel had generated no revenues.

Research and Development Expenses

Research and development expenses have historically consisted of the costs associated with Biodel’s basic research activities, as well as the costs associated with its drug development efforts, conducting preclinical studies and clinical trials, manufacturing efforts and activities related to regulatory filings. Biodel’s research and development expenses have historically consisted of:

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
•	employee-related expenses, which include salaries and benefits for the personnel involved in Biodel’s preclinical and clinical drug development and manufacturing activities; and
•

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements, equipment and laboratory and other supplies.

Biodel has used its employee and infrastructure resources across multiple research projects and its drug development programs. A substantial majority of Biodel’s research and development expenses incurred as of September 30, 2016 were attributable to its ultra-rapid-acting insulin program, which is no longer active.

The following table illustrates, for each period presented, Biodel’s research and development costs by nature of the cost.

	Year Ended September 30,
	2015	2016
	(In thousands)
Preclinical expenses	$3,872	$1,133
Manufacturing expenses	2,794	1,115
Clinical/regulatory expenses	6,699	1,434
Total	$13,365	$3,682

The following table illustrates, for each period presented, Biodel’s research and development costs by project.

	Year Ended September 30,
	2015	2016
	(In thousands)
Ultra-rapid-acting insulin formulations:
RHI-based	$71	$—
Insulin analog-based	156	—
GEM and stable glucagon	3,783	396
BIOD-531 and concentrated RHI-based formulations	6,101	455
Other	3,254	2,831
Total	$13,365	$3,682

In December 2015, Biodel’s board of directors approved a plan to explore strategic alternatives to further realize value from Biodel’s pipeline assets while preserving its cash balance to the extent practicable. As a result of the board’s decision, Biodel stopped further research and development of its product pipeline and its preclinical programs to reduce operating expenses and terminated its active clinical studies.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation expenses, in Biodel’s executive, legal, accounting, finance and information technology departments. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, patent expenses, travel expenses, costs associated with industry conventions and professional fees, such as legal and accounting fees and consulting costs.

Warrant Liability

In June 2012, Biodel issued warrants to purchase 91,648 shares of its common stock at an exercise price of $79.80 per share in connection with our June 2012 private placement. These warrants will expire on June 26, 2017, five years from the original issuance date of June 27, 2012. Under the terms of the 2012 warrants, if we enter into a merger or other specified change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrants immediately prior to such transaction, or they may require us to purchase the unexercised warrants at the Black-Scholes value (as defined in the applicable warrant) of the warrant on the date of such transaction. The holders have up to 30 days following any such transaction to exercise this right. As a result of this provision, we recognize the 2012 warrants as a liability at their fair value on each reporting date.

In May 2011, Biodel issued warrants to purchase 75,230 shares of its common stock at an exercise price of $297.60 per share in connection with its May 2011 registered direct offering. On May 17, 2016 the unexercised warrants to purchase 75,230 shares of common stock expired.  The common stock warrant liability associated with these warrants has terminated.

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

Interest Income

Interest income consists of interest earned on Biodel’s cash and cash equivalents. In November 2007, Biodel’s board of directors approved investment policy guidelines, the primary objectives of which are the preservation of capital, the maintenance of liquidity and maintenance of appropriate fiduciary control, subject to its business objectives and tax situation. Biodel has maintained an investment strategy of investing primarily in a premier commercial money market account, which consisted primarily of short-term debt securities issued by the U.S. government, Treasury securities and U.S. government agencies.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies, which we have discussed with our audit committee, are the most critical to aid you in fully understanding and evaluating Biodel’s financial condition and results of operations as of September 30, 2016.

Preclinical Study and Clinical Trial Accruals

In preparing Biodel’s financial statements, we must estimate accrued expenses pursuant to contracts with multiple research institutions, clinical research organizations and contract manufacturers that conduct and manage preclinical studies, clinical trials and manufacture product for these trials on Biodel’s behalf. This process involves communicating with relevant personnel to identify services that have been performed on Biodel’s behalf and estimating the level of services performed and the associated costs incurred for services. Biodel made estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to Biodel. The financial terms of these agreements vary and may result in variable amounts from period to period. As of September 30, 2016, we have not adjusted our estimates at any balance sheet date in any material amount. Examples of preclinical study, clinical trial and manufacturing expenses include the following:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and
•	professional service fees.

Share-Based Compensation

In March 2013, Biodel’s stockholders approved the amended and restated 2010 Stock Incentive Plan, or the 2010 Plan. Up to 125,000 shares of common stock may be issued pursuant to awards granted under the 2010 Plan, plus 51,357 shares of common stock underlying already outstanding awards under Biodel’s prior plans. As of September 30, 2016, Biodel had approximately 138,354 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. Biodel did not make any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the stockholders. The 2010 Plan replaced the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan. The 2010 Plan was subsequently replaced by our 2016 Equity Incentive Plan in connection with the completion of the Transaction.  The 2016 Equity Plan authorizes the issuance of a number of shares of common stock pursuant to awards granted or to be granted under the 2016 Equity Plan equal to the sum of 635,000 shares, plus up to 249,059 shares issued if awards outstanding under the 2010 Plan are cancelled, forfeited or expire on or after the closing of the Transaction.

We recognize compensation costs related to share-based transactions, including employee stock options, in the financial statements based on fair value. The fair value of the stock underlying the options is a significant factor in determining credits or charges to operations appropriate for the share-based payments to both employees and non-employees.

We base our estimate of expected volatility on the historical volatility of Biodel’s stock. The risk free rate of interest for periods within the contractual life of the stock option is based on the yield of a U.S. Treasury strip on the date the award is granted with a maturity equal to the expected term of the award. We estimate forfeitures based on actual forfeitures during Biodel’s limited history. Additionally, we have assumed that dividends will not be paid.

Biodel granted restricted stock units, or RSUs, to executive officers and employees pursuant to the 2010 Plan, from time to time. Each RSU represents one share of common stock. There is no direct cost to the recipients of RSUs, except for any applicable taxes. Each award vests in installments on each anniversary of the date of grant, and the costs of the awards are determined as the fair market value of the shares on the date of grant. In all cases, costs are expensed per the vesting schedule outlined in the award. For example, RSUs awarded in December 2010 vested annually over three years, with 50% vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter, and therefore were expensed 50% in the first year and 25% each year in the next two years. Each year following the annual vesting date, between January 1st and March 15th, we will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If we declare a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration.

For the year ended September 30, 2016, the share-based compensation expense, including expenses associated with stock options and RSUs, was $0.6 million, of which $0.1 million is reflected in research and development expenses and $0.5 million is reflected in general and administrative expenses. For the year ended September 30, 2015, the share-based compensation expense, including expenses associated with stock options and RSUs, was $0.9 million, of which $0.3 million is reflected in research and development expenses and $0.6 million is reflected in general and administrative expenses.

Income Taxes

As part of the process of preparing Biodel’s financial statements, we are required to estimate Biodel’s income taxes in each of the jurisdictions in which it operated. This process involves estimating Biodel’s actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities.

At September 30, 2015 and 2016, Biodel recorded a 100% valuation allowance against its net deferred tax asset of approximately $53.3 million and $45.5 million, respectively, as our management believes it is uncertain that it will be fully realized. If we determine in the future that we will be able to realize all or a portion of Biodel’s net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which we make such a determination.

As of September 30, 2016, Biodel had net operating loss carry-forwards of approximately $4.5 million for U.S. federal tax purposes and $144.3 million for Connecticut state tax purposes. These loss carry-forwards would have expired in the period 2024 to 2036. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or Section 382, generally imposes an annual limitation on the amount of net operating loss carry-forwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on a Section 382 analysis review, Biodel determined that an ownership change under Section 382 occurred on December 31, 2013.

We determined that we experienced an additional ownership change under Section 382 upon completion of the Transaction.  Therefore, the NOLs prior to that date are subject to reduction, with the remaining NOLs subject to an annual limitation for federal income tax purposes.  Based on the current computations, Biodel’s remaining NOLs will be subject to an annual limitation of approximately $0.2 million.  For Connecticut state income tax purposes, NOLs can only be utilized to the extent we conduct business in Connecticut.

As of September 30, 2016, Biodel also had state research and development credit carry-forwards of approximately $0.2 million, which were to expire commencing in fiscal 2022.  These credits were forfeited upon completion of the Transaction.

Results of Operations

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Revenue.  Biodel did not recognize any revenue during the years ended September 30, 2016 or 2015.

Research and Development Expenses.

	Year Ended September 30,		Decrease
	2015	2016	$	%
	In thousands
Research and Development	$13,365	$3,682	$9,683	72.5%
Percentage of net loss	71.3%	26.8%

Biodel’s research and development expenses were $3.7 million for the year ended September 30, 2016, a decrease of $9.7 million or approximately 72.5%, from $13.4 million for the year ended September 30, 2015. This decrease was primarily attributable to Biodel’s stoppage of further research and development activities to reduce operating expenses following the December 2015 decision of Biodel’s board of directors to explore strategic alternatives, partially offset by severance obligations.

Biodel’s research and development expenses for the years ended September 30, 2016 and 2015 included $0.1 million and $0.3 million, respectively, in stock-based compensation expense related to options granted to employees in research and development functions.

General and Administrative Expenses.

	Year Ended September 30,		Increase
	2015	2016	$	%
	In thousands
General and Administrative	$6,402	$10,289	$3,887	60.7%
Percentage of net loss	34.2%	74.8%

Biodel’s general and administrative expenses were $10.3 million for the year ended September 30, 2016, an increase of $3.9 million, or 60.7%, from $6.4 million for the year ended September 30, 2015. This increase was principally attributable to an increase in payroll and related costs of $1.4 million primarily associated with Biodel’s severance obligations in connection with reductions in force implemented in October 2015 and January 2016 and an increase in professional fees of $1.2 million primarily associated with the Transaction.  Additionally, there was an increase in unallocated costs of $1.8 million. These increases were partially offset by a reduction in information technology-related costs, facilities and depreciation of $0.4 million.

Biodel’s general and administrative expenses for the years ended September 30, 2016 and 2015 included $0.5 million and $0.6 million, respectively, in stock-based compensation expense related to options granted to employees in administrative functions and non-employee directors.

Interest and Other Income.

	Year Ended September 30,		Increase
	2015	2016	$	%
	In thousands
Interest and Other Income	$52	$264	$212	407.7%
Percentage of net loss	0.3%	1.9%

Biodel’s interest and other income increased to $264 thousand for the year ended September 30, 2016, from $52 thousand for the year ended September 30, 2015. This increase was primarily due to a gain on the sale of equipment of $202 thousand.

Adjustments to Fair Value of Common Stock Warrant Liability.

	Year Ended September 30,		Decrease
	2015	2016	$	%
	In thousands
Adjustments to fair value of common stock warrant liability
May 2011 Warrants	$(20)	$—	$20
June 2012 Warrants	(989)	(4)	985
Total	$(1,009)	$(4)	$1,005	99.6%
Percentage of net loss	5.4%	0.0%

Biodel’s change in fair value of common stock warrant liability of $(1,009) during the year ended September 30, 2015 was primarily a result of the decrease in the price of the common stock from $50.10 per share at September 30, 2014 to $13.20 per share on September 30, 2015. The change in fair value of common stock warrant liability of $(4) during the year ended September 30, 2016 was primarily a result of the decrease in the price of the common stock from $13.20 per share at September 30, 2015 to $12.90 per share on September 30, 2016.

Net Loss and Net Loss per Share.

	Year Ended September 30,		Decrease
	2015	2016	$	%
	In thousands, except per share amounts
Net loss	$(18,737)	$(13,755)	$4,982	26.6%
Net loss per share	$(13.70)	$(6.45)

Biodel’s net loss was $13.8 million, or $(6.45) per basic and diluted share, for the year ended September 30, 2016, compared to $18.7 million, or $(13.70) per basic and diluted share, for the year ended September 30, 2015. The net loss per share amounts have been updated to reflect the 1-for-30 reverse stock split effected November 3, 2016.

Liquidity and Capital Resources

Biodel Sources of Liquidity and Capital Resources through September 30, 2016

As a result of significant research and development expenditures and the lack of any approved products or other sources of revenue, Biodel has not been profitable and has generated significant operating losses since it was incorporated in 2003. Biodel initially funded its research and development operations through aggregate gross proceeds of $26.6 million from its private financing transactions that it completed prior to its initial public offering. Biodel received an aggregate of approximately $238 million from its initial public offering in May 2007, its follow-on offering in February 2008, its registered direct offerings in August 2010 and May 2011, its private placement in June 2012, its public offering in June 2013, its since-terminated at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, its since-terminated equity line stock purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, and its public offering in April 2015.

At September 30, 2016, Biodel had cash and cash equivalents totaling approximately $28.7 million.

Biodel’s net cash used in operating activities was $12.5 million for the year ended September 30, 2016, and $18.2 million for the year ended September 30, 2015. Net cash used in operating activities for each of the years ended September 30, 2016 and 2015 primarily reflects the net loss for the period, offset in part by depreciation and amortization, share-based compensation and changes in the fair value of the common stock-warrant liability.

Biodel’s net cash provided by investing activities was $0.4 million for the year ended September 30, 2016 and $70 thousand for the year ended September 30, 2015. The higher net cash provided by investing activities for the 2016 period compared with the 2015 period reflects higher sales of property and equipment.

Biodel’s net cash used in financing activities was $20 thousand for the year ended September 30, 2016, and net cash provided by financing activities was $34.5 million for the year ended September 30, 2015. The difference primarily reflects Biodel’s receipt of proceeds from the sale of securities in its April 2015 public offering, its since-terminated sales agreement with MLV, its since-terminated purchase agreement with LPC, and its since-terminated employee stock purchase plan.

On April 20, 2015, Biodel completed an underwritten public offering of 1,250,000 shares of its common stock, which included the full exercise of the underwriter’s option to purchase 163,043 shares to cover overallotments, at a price to the public of $27.60 per share. Biodel received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $32.1 million.

On July 25, 2014, Biodel entered into the purchase agreement with LPC. Under the terms, and subject to the conditions of the purchase agreement, Biodel had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of Biodel’s common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which Biodel filed with the SEC, was declared effective by the SEC and a final prospectus in connection therewith was filed. As of September 30, 2015, Biodel sold an aggregate of 25,000 shares of common stock pursuant to this agreement and received proceeds, net of sales commissions, of $1.2 million. In April 2015, Biodel terminated the purchase agreement with LPC.

In May 2013, Biodel entered into an at-the-market issuance sales agreement with MLV under which Biodel had the right to initially issue and sell shares of common stock having aggregate sales proceeds of up to an additional $3,200 from time to time through MLV as its sales agent. In aggregate, Biodel sold 86,917 shares of common stock pursuant to the agreement and received proceeds, net of sales agent commissions and expenses, of $4,700. On May 20, 2016, Biodel provided written notice of termination of the agreement pursuant to its terms.

Our Sources of Liquidity and Capital Resources following the Completion of the Transaction

We do not expect to generate revenue from product sales unless and until we or a licensee obtains regulatory approval of and commercializes its current or any potential future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates. We are subject to all of the risks applicable to the development of new products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Following the completion of the Transaction, we expect to incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding to complete development of and potentially commercialize our product candidates.

As of November 3, 2016, our cash and cash equivalents were approximately $39.4 million.

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements until at least mid 2018. However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable, we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, timing of initiation, duration and any potential delays of the planned pivotal clinical trial of A4250;
•	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
•	our ability to raise sufficient funds to support the development and potential commercialization of our product candidates;
•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
•

our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

•	the success of any other business, product or technology that we acquire or in which we invest;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
•	our ability to manufacture any approved products on commercially reasonable terms;
•	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
•	the number and characteristics of product candidates and programs that we pursue;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
•	our need and ability to hire additional management and scientific and medical personnel;
•

the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

•	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
•	the effect of competing technological and market developments.

We cannot determine precisely the completion dates and related costs of its development programs due to inherent uncertainties in outcomes of clinical trials and the regulatory approval process. We cannot be certain that we will be able to successfully complete our research and development programs or establish licensing, collaboration or similar arrangements for our product candidates. Our failure or the failure of any current or potential future licensee to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

We expect to continue to incur losses. Our ability to achieve and maintain profitability is dependent upon the successful development, regulatory approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability.

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. Any such financing could occur at any time. Additionally, if we need to raise additional capital to fund our operations, complete our ongoing and planned clinical trials, or potentially commercialize our product candidates, we may likewise seek to finance future cash needs through public or private equity or debt offerings or other financings. The necessary funding may not be available to us on acceptable terms or at all.

The sale of additional equity may result in significant dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt may provide for operating and financing covenants that would restrict our operations. We may also seek to finance future cash needs through potential future licensing, collaboration or similar arrangements. These arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through third-party arrangements that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALBIREO PHARMA, INC. (FORMERLY BIODEL INC.)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Neither the principal executive officer nor the principal financial officer of Biodel as of September 30, 2016 is employed by us as of the date of this Annual Report on Form 10-K.  To the knowledge of our principal executive officer and principal financial officer, the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) of Biodel as of the end of the period covered by this Form 10-K were effective to ensure that information required to be disclosed by Biodel in the reports that it filed or submitted under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and were accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Neither the principal executive officer nor the principal financial officer of Biodel as of September 30, 2016 is employed by us as of the date of this Annual Report on Form 10-K.  To the knowledge of our management, the management of Biodel assessed the effectiveness of Biodel’s internal control over financial reporting as of September 30, 2016 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the foregoing, our management believes that, as of September 30, 2016, Biodel’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As previously discussed, on November 3, 2016, we completed the Transaction.  At or immediately after the closing of the Transaction, certain of our executive officers as of September 30, 2016 resigned and were replaced by certain members of the management team of Albireo Limited and certain directors that had been serving on our board of directors as of September 30, 2016 resigned and new directors were appointed.  Accordingly, the following table sets forth certain information concerning our executive officers and directors as of December 1, 2016:

Name	Age	Position(s)
Executive Officers
Ronald H.W. Cooper	53	President, Chief Executive Officer and Director
Jan P. Mattsson, Ph.D.	52	Chief Operating Officer
Thomas A. Shea	56	Chief Financial Officer and Treasurer
Paresh N. Soni, M.D., Ph.D.	56	Chief Medical Officer
Martha J. Carter	64	Chief Regulatory Officer
Peter A. Zorn	46	Senior Vice President, Corporate Development, General Counsel and Secretary
Non-Employee Directors
David Chiswell, Ph.D.	63	Chairman of the Board of Directors
Julia R. Brown	69	Director
Michael Gutch, Ph.D.	50	Director
Denise Scots-Knight, Ph.D.	57	Director
Heather Preston, M.D.	50	Director
Davey S. Scoon	69	Director

Executive Officers

Ronald H.W. Cooper has served as our President and Chief Executive Officer and a member of our board of directors since the closing of the Transaction in November 2016. He has served as Albireo’s President and Chief Executive Officer since July 2015, and has served as a member of the board of directors of Albireo since September 2015. Prior to joining Albireo, Mr. Cooper worked for over 25 years in successive leadership roles at Bristol-Myers Squibb Company, a global biopharmaceutical company. Most recently, at Bristol-Myers Squibb Company, Mr. Cooper served as President, Europe from May 2010 until November 2015; President, Northern and Central Europe from April 2009 until April 2010; and Senior Vice President and General Manager, EU Markets from January 2008 until March 2009. Previously, Mr. Cooper held multiple senior roles in the U.S. and other countries. Mr. Cooper has served on the board of directors of Genocea Biosciences, Inc., a publicly traded biopharmaceutical company, since June 2016. Mr. Cooper earned his Bachelor’s degree in Chemistry and Business Administration from St. Francis Xavier University in Canada.

Mr. Cooper’s qualifications to serve on our board of directors include his extensive executive leadership and experience in the life sciences industry and his knowledge of our business as our President and Chief Executive Officer.

Jan P. Mattsson, Ph.D. has served as our Chief Operating Officer since the closing of the Transaction in November 2016. He has served as Chief Operating Officer of Albireo since February 2010. Dr. Mattsson is a co-founder of Albireo and served as the Vice President of Operations from February 2008 to February 2010. He has served as Chief Operating Officer of Albireo AB since February 2010, and Managing Director since March 2008. He has also served as Managing Director of Elobix AB since November 2013. He has served as a director of Albireo AB since May 2008 and Elobix AB since November 2013. He served as a director of Albireo from February 2008 to April 2015. Prior to co-founding Albireo, Dr. Mattsson served as Associate Director at AstraZeneca. Dr. Mattsson holds a Bachelor’s degree in Chemistry and a Ph.D. in Biochemistry from University of Gothenburg.

Thomas A. Shea has served as our Chief Financial Officer and Treasurer since the closing of the Transaction in November 2016. He has served as Albireo’s Chief Financial Officer since July 2016. Prior to joining Albireo, Mr. Shea served as Senior Vice President, Chief Financial Officer and Treasurer of EPIRUS Biopharmaceuticals, Inc. from June 2013 to June 2016. He was formerly the Chief Financial Officer of Euthymics Bioscience, Inc., Neurovance, Inc. and EBI Life Sciences, Inc., three affiliated companies developing neurological and pain drug candidates, from 2011 to June 2013. Previously, Mr. Shea was the Chief Financial Officer of Tolerx, Inc., an autoimmune company, for six years, from 2005 to 2011, and Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.) for 10 years. At Cubist, Mr. Shea was an integral part of the leadership team transitioning the company from a private to a public company. In July 2016, EPIRUS filed a voluntary Chapter 7 petition in the United States Bankruptcy Court for the District of Massachusetts. Mr. Shea currently serves on the board of directors of Compliance Management Group, a private company. Mr. Shea holds a B.S. degree from Babson College and Master’s degree from Suffolk University.

Paresh N. Soni, M.D., Ph.D. has served as our Chief Medical Officer since the closing of the Transaction in November 2016. He has served as Albireo’s Chief Medical Officer since September 2016. Prior to joining Albireo, Dr. Soni served as Vice President, Global Medical Sciences at Alexion Pharmaceuticals, Inc., a global rare disease biopharma company, from August 2015 to July 2016, and previously served as Vice President, Alexion Research from June 2014 to July 2015. From August 2013 to June 2014, Dr. Soni provided consulting services in the pharmaceuticals industry. Prior to that, Dr. Soni served as Senior Vice President, Head of Development at Amarin Corporation PLC from September 2008 to August 2013, where he was responsible for the development and regulatory approval of Vascepa® for elevated triglycerides. Dr. Soni began his pharmaceutical career at Pfizer Inc., holding various positions of increasing responsibility. Dr. Soni is an internist and gastroenterologist, who completed his medical training at the University of Natal in South Africa and a research fellowship at the Division of Hepatology, Royal Free Hospital School of Medicine, London. He has authored or co-authored more than 50 scientific papers in peer-reviewed journals, in addition to numerous abstracts.

Martha J. Carter has served as our Chief Regulatory Officer since November 2016.  She previously served as Chief Regulatory Officer and Senior Vice President of Aegerion Pharmaceuticals, Inc. (a publicly held biopharmaceutical company) from February 2011 to July 2016. From January 2011 to February 2011, Ms. Carter served as Senior Vice President and Chief Regulatory Officer at Proteon Therapeutics, Inc. (a privately held biopharmaceutical company), and from September 2006 to December 2010, she served as Senior Vice President, Regulatory Affairs and Quality Assurance, at Proteon. In both roles, Ms. Carter was responsible for Proteon's worldwide regulatory and quality functions. From September 2002 to April 2006, Ms. Carter was Senior Vice President, Regulatory Affairs, for Trine Pharmaceuticals. Prior to joining Trine, Ms. Carter was Vice President, Regulatory Affairs for GelTex Pharmaceuticals, Inc. Ms. Carter holds a B.A. degree from Northeastern University.

Peter A. Zorn has served as our Senior Vice President, Corporate Development, General   Counsel and Secretary since the closing of the Transaction in November 2016. He has served as Senior Vice President, Corporate Development and General Counsel of Albireo since July 2015. Prior to joining Albireo, Mr. Zorn served as Vice President, Corporate Communications and General Counsel of Santaris Pharma, a Denmark-headquartered biopharmaceutical company, from May 2014 to October 2014, departing following the acquisition of Santaris by Roche. From May 2003 to October 2013, Mr. Zorn served in multiple positions at Targacept, Inc., a publicly traded biopharmaceutical company that, following a merger, is now known as Catalyst Biosciences, Inc., including Senior Vice President, Legal Affairs, General Counsel and Secretary. Mr. Zorn earned his law degree from the University of North Carolina at Chapel Hill and his undergraduate degree from Harvard.

Non-Employee Directors

David Chiswell, Ph.D. has served as the Chairman of our board of directors since the closing of the Transaction in November 2016. He has served as the Chairman of Albireo’s board of directors since February 2008. In 1990, Dr. Chiswell co-founded Cambridge Antibody Technology (CAT), an early innovator in the development of antibody drugs, where he was responsible for operational management from 1990 to 2002 and was Chief Executive Officer from 1996 to 2002. For his contributions to the British biotech community, Dr. Chiswell was awarded the Order of the British Empire in 2006. Dr. Chiswell earned his Ph.D. in Virology from the University of Glasgow and his B.Sc. in Microbiology from the Queen Mary College University of London. Since 2002, Dr. Chiswell has focused on the development of early stage biotechnology companies, including serving as Chief Executive Officer of Nabriva Therapeutics AG, now a publicly traded biotechnology company, from April 2006 to May 2012. Dr. Chiswell currently serves as the CEO of Kymab Ltd., a UK-based therapeutic antibody company, and as a director of Nabriva Therapeutics AG.

Dr. Chiswell’s qualifications to serve on our board of directors include his substantial experience as chief executive officer and director of other biotechnology companies.

Julia R. Brown was a member of Biodel’s board of directors since April 2012 and continues to serve as a member of our board of directors following the closing of the Transaction in November 2016. Ms. Brown has held a variety of executive positions over her 40-year career in the pharmaceutical industry. From January 2000 to July 2003, Ms. Brown served as Executive Vice President of Amylin Pharmaceuticals, Inc. and she served as Advisor to the CEO of Amylin until 2008. Prior to joining Amylin, Ms. Brown was Executive Vice President of Dura Pharmaceuticals, Inc. Ms. Brown spent over 25 years with Eli Lilly and Company in progressively senior roles, including Vice President of IVAC Corporation and General Manager of its Vital Signs Division and Vice President of Worldwide Marketing for Hybritech. She has previously served on the board of directors of Targacept, Inc., and Cleveland Biolabs, Inc., two publicly traded companies. She has also previously served on the boards of six other development-stage pharmaceutical companies, as well as as chairperson of the Corporate Directors Forum. Ms. Brown is chair emerita of the UC San Diego Foundation and a member of the boards of two industry associations. She earned her undergraduate degree from Louisiana Tech University and a Master’s degree from Harvard.

Ms. Brown’s qualifications to serve on our board of directors include her extensive experience in the pharmaceutical industry - particularly in development-stage companies - and her extensive involvement in organizations that are dedicated to fostering high standards of professionalism in corporate governance.

Michael Gutch, Ph.D. has served as a member of our board of directors since the closing of the Transaction in November 2016. He has served on Albireo’s board of directors since October 2015. Since January 2014, Dr. Gutch has served as Executive Director of Corporate Development and Head of Equities at AstraZeneca, a global biopharmaceutical company. He currently serves on the board of directors of the private companies Entasis Therapeutics, Inc., PhaseBio Pharmaceuticals Inc. and Affinita Biotech, Inc. Dr. Gutch also serves on the board of directors of SouthEast Bio, a non-profit organization promoting the growth of the life sciences in the Southeastern United States. Dr. Gutch also served as Managing Director, Medimmune Ventures, the corporate venture capital arm of AstraZeneca from September 2011 to December 2013. Dr. Gutch served as Investment Director, HIG BioVentures of the investment firm HIG Capital from February 2008 to September 2011. Dr. Gutch holds an MBA in Finance from Indiana University and a Ph.D. in Molecular Pathology from SUNY Stony Brook. He earned his Bachelor’s degrees in Biology and Chemistry from Alfred University.

Dr. Gutch’s qualifications to serve on our board of directors include his experience as a venture capital investor in, and director of, several biotechnology companies.

Denise Scots-Knight, Ph.D. has served as a member of our board of directors since the closing of the Transaction in November 2016.  She has served on Albireo’s board of directors since February 2008. Since July 2015, Dr. Scots-Knight has served as Chief Executive Officer of Mereo BioPharma Group plc, a UK-based specialty biopharmaceutical company. From December 2010 to July 2015, Dr. Scots-Knight served as Managing Partner at Phase4 Partners, a venture capital firm that manages funds on behalf of Nomura European Investments and Harbourvest. From April 2004 to December 2010, Dr. Scots-Knight was head of Nomura Phase4 Ventures, a venture capital affiliate of Nomura International plc, a leading Japanese financial institution. Dr. Scots-Knight has served on the board of directors of Oncomed Pharmaceuticals, Inc., a publicly traded biotechnology company, since October 2008. Dr. Scots-Knight currently serves as the Chairman of the board of directors of Nabriva Therapeutics, a publicly traded biotechnology company, where she also serves as chair of the nominating and governance committee, and as a member of the audit committee. Dr. Scots-Knight served on the board of directors of Idenix Pharmaceuticals, Inc., a publicly traded biotechnology company, where she also served as a member of the audit committee and chair of the nominating and corporate governance committee, from 2003 to August 2014, when the company was acquired by Merck. Dr. Scots-Knight received a B.Sc (Hons) and a Ph.D. from the University of Birmingham in England, and was a Fulbright Scholar at the University of California, Berkeley.

Dr. Scots-Knight’s qualifications to serve on our board of directors include her experience as CEO of a public biotechnology company as well as a venture capital investor in, and director of, several biotechnology companies.

Heather Preston, M.D. has served as a member of our board of directors since the closing of the Transaction in November 2016.  She has served on Albireo’s board of directors since April 2008. Dr. Preston is currently employed as a Partner and Managing Director of TPG Biotech, a biotechnology venture capital firm. Dr. Preston joined TPG in 2005. She currently serves on the board of directors of Alder Biopharmaceuticals, Inc. and Otonomy, Inc., each of which are publicly traded biopharmaceutical companies, and on the boards of a number of private companies. Prior to joining TPG Biotech, Dr. Preston served for two years as a medical device and biotechnology venture capital investor at JP Morgan Partners, LLC, a private equity firm. Prior to that, she was an Entrepreneur in Residence at New Enterprise Associates, a venture capital firm. From 1997 to 2002, Dr. Preston served as a leader of the pharmaceutical and medical products consulting practice at McKinsey & Co, in New York. Dr. Preston holds a B.Sc.Hons degree in biochemistry from the University of London and an M.D. from the University of Oxford. After leaving Oxford, Dr. Preston completed a post-doctoral fellowship in molecular biology at the Dana Farber Cancer Institute, Harvard University. Dr. Preston completed her training in Internal Medicine at the Massachusetts General Hospital and then sub-specialized in Gastroenterology and Hepatology at U.C.S.F. During Dr. Preston’s academic career, she was the recipient of a Fulbright Scholarship, a Fulbright Cancer Research Scholarship, a Harlech Scholarship and a Science and Engineering Research Council Post-doctoral Fellowship Award.

Dr. Preston’s qualifications to serve on our board of directors include her experience as an investor in biopharmaceutical and life sciences companies, her educational background, and leadership in the medical and life science industries.

Davey S. Scoon was a member of Biodel’s board of directors since April 2013 and continues to serve as a member of our board of directors following the closing of the Transaction in November 2016. Mr. Scoon’s business career has included senior executive positions in Finance and Administration across a range of industries including asset management, insurance, retailing and consumer products. His board leadership positions include board chair and audit chair positions in industries including mutual funds, health insurance and life sciences. Mr. Scoon is currently the Chair of the board of trustees for Allianz Global Investors and a board member and Audit Chair of AMAG Pharmaceuticals, Inc. Previously he served as the Chairman of the audit committees of NitroMed, Inc., CardioKine, Inc. and Orthofix International N.V., and as the non-executive Chairman of Tufts Health Plan. In addition to his board work, Mr. Scoon is an adjunct professor teaching accounting at the University of Wisconsin-Madison. Mr. Scoon is an audit committee financial expert having been a Chief Financial Officer in the manufacturing, financial services and retailing industries. He has an extensive background in risk management, has operated successfully in strictly regulated industries, has been involved in M&A activities throughout his career and has a thorough working knowledge of Sarbanes-Oxley. Mr. Scoon’s previous corporate experience includes Chief Administrative and Financial Officer of Tom’s of Maine, Inc., Chief Administrative and Financial Officer of Sunlife

Financial U.S., Executive Vice President and Chief Operating Officer of Liberty Funds Group of Boston (formerly Colonial Management) and Certified Public Accountant with Price Waterhouse & Company. Mr. Scoon earned an MBA from Harvard Business School and a BBA in Business Administration from the University of Wisconsin.

Mr. Scoon’s qualifications to serve on our board of directors include his many years serving as a senior executive with public companies, his expertise with finance and administration, and his extensive experience serving on boards of directors.

Board Composition and Election of Directors

Terms of Office

We currently have authorized seven directors. In accordance with our restated certificate of incorporation and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

•	the Class I directors are Michael Gutch, Ph.D. and Denise Scots-Knight, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2017;
•	the Class II directors are Julia R. Brown, Ronald H.W. Cooper and Heather Preston, M.D., and their terms will expire at the annual meeting of stockholders to be held in 2018; and
•	the Class III directors are David Chiswell, Ph.D. and Davey S. Scoon, and their terms will expire at the annual meeting of stockholders to be held in 2019.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that each class will consist of approximately one-third of the directors.

Director Independence

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that none of Dr. Chiswell, Ms. Brown, Dr. Gutch, Dr. Scots-Knight, Dr. Preston or Mr. Scoon, representing six out of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. Cooper is employed by the Company and is therefore not independent under NASDAQ Marketplace Rules.

Board of Directors’ Meetings

During the fiscal year ended September 30, 2016, there were 16 meetings of the board of directors, five meetings of the audit committee, six meetings of the compensation committee and no meetings of the nominating and governance committee. No director attended fewer than 75% of the total number of meetings of the board of directors and of the committee of the board on which he or she served during his or her tenure during fiscal 2016 other than Dr. Lorber, who attended 10 of the 16 board meetings held during his tenure. Dr. Chiswell, Mr. Cooper, Dr. Gutch, Dr. Scots-Knight and Dr. Preston were not elected to our board of directors until the closing of the Transaction on November 3, 2016. Our board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders. None of our directors attended our annual meeting of stockholders held in 2016.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Each committee operates under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at www.albireopharma.com, under the caption “Corporate Governance.” The composition and function of each of these committees are described below.

Audit Committee. This committee currently has three members, Mr. Scoon (Chairman), Dr. Gutch and Dr. Preston. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the audit committee reviews the annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The board of directors has determined that Mr. Scoon is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Compensation Committee. This committee currently has three members, Dr. Scots-Knight (Chairman), Ms. Brown and Dr. Gutch. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the board of directors are carried out and that such policies, practices and procedures contribute to our success. Our compensation committee also administers our 2016 Equity Incentive Plan. Our compensation committee makes all compensation decisions regarding our other executive officers and directors, after which it makes a recommendation to our full board of directors. Our board of directors then approves the compensation for our executive officers and directors. Our board of directors and our compensation committee conducts its decision making process with respect to the compensation of our chief executive officer without the chief executive officer present. All members of the compensation committee qualify as independent under the definition promulgated by The NASDAQ Stock Market.

Nominating and Governance Committee. Our nominating and governance committee has three members, Dr. Chiswell (Chairman), Ms. Brown and Dr. Preston. The nominating and governance committee’s role and responsibilities are set forth in the nominating and governance committee’s written charter and include evaluating and making recommendations to the full board of directors as to the size and composition of the board of directors and its committees, evaluating and making recommendations as to potential candidates, and evaluating current board members’ performance. All members of the nominating and governance committee qualify as independent under the definition promulgated by The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the fiscal year ended September 30, 2016 were met, except that six reports, each covering a single stock option grant made to a different non-employee director of Biodel, were filed late.

Code of Ethics

Following the closing of the Transaction, we have adopted a new code of conduct and ethics to replace the existing code of conduct and ethics effective November 3, 2016, which applies to all of our employees, including our principal executive officer and our principal financial and accounting officer. We have posted a copy of such code of conduct and ethics on our website at www.albireopharma.com. Disclosure regarding any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by The NASDAQ Stock Market LLC.

Board Leadership Structure and Role on Risk Oversight

The positions of our chairman of the board and chief executive officer are separate. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of the company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure.

Although our bylaws do not require its chairman and chief executive officer positions to be separate, our board of directors believes that having separate positions is the appropriate leadership structure for the Company at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Our board of directors is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks.

Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended September 30, 2016 and September 30, 2015 to (1) all individuals who served as Biodel’s President and Chief Executive Officer during the fiscal year ended September 30, 2016, (2) Biodel’s two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended September 30, 2016 and were serving as executive officers as of such date, and (3) up to two additional individuals who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer as of September 30, 2016. These executive officers are referred to as our “named executive officers” in this report. Immediately prior to the closing of the Transaction on November 3, 2016, each of the named executive officers who were not previously separated from the Company were terminated without cause by the Company.

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Option Awards(3) ($)	All Other Compensation ($)		Total ($)
Errol B. De Souza	2016	168,827	—	—	491,168	(5)	659,995
Former President and Chief Executive Officer (4)	2015	506,482	139,283	174,333	—		820,098
Gary G. Gemignani	2016	355,000	124,250	85,920	—		565,170
Former Chief Financial Officer and Interim Chief Executive Officer (6)	2015	330,000	72,000	214,704	—		616,704
Paul S. Bavier	2016	325,000	113,750	71,600	—		510,350
Former General Counsel and Secretary, Chief Administrative Officer, Vice President of Corporate Development and Interim President (7)	2015	300,000	57,750	77,480	—		435,230

(1)	The amounts in the “Salary” column reflect the base salary earned during the applicable fiscal year.
(2)

Biodel paid the bonuses for the fiscal year ended September 30, 2016 in cash in October 2016. Biodel paid the bonuses for the fiscal year ended September 30, 2015 in cash in December 2015. The amounts in the “Bonus” column reflect the actual dollar amounts awarded to each named executive officer as annual discretionary cash bonuses.

(3)

The amounts in the “Option Awards” column represent the aggregate grant date fair value of option awards granted in the applicable fiscal years.  Grant date fair value is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) issued by the Financial Accounting Standards Board.  For the assumptions relating to valuations of equity awards, see Note 2 to Biodel’s audited financial statements, which are included in Item 8 of this report.

(4)	Dr. De Souza stepped down from his positions as President and Chief Executive Officer on January 26, 2016.
(5)

The amount in the “All Other Compensation” column represents the following amounts paid to Dr. De Souza following his separation pursuant to the terms of his employment agreement: $23,375 for his unused paid time off, $295,448 in severance related to salary and $172,345 in severance related to bonus.

(6)	Mr. Gemignani’s employment was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016.
(7)	Mr. Bavier’s employment was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016.

Narrative Disclosure to Summary Compensation Table

Base Salaries

Biodel’s compensation committee and board of directors reviewed base salaries at least annually.  The compensation committee recommended adjustments to base salaries from time to time to realign them with market levels after taking into account individual responsibilities, performance and experience.  Biodel used base salary to recognize the experience, skills, knowledge and responsibilities required of all its employees, including its named executive officers.  The annual base salaries of Biodel’s named executive officers for its 2016 fiscal year are reflected in the summary compensation table above.  The following table sets forth the annual base salaries of Biodel’s executive officers for the 2016 fiscal year.

Name	Salary
Dr. Errol De Souza	$506,482

Gary C. Gemignani	$355,000

Paul S. Bavier	$325,000

Dr. De Souza stepped down from his positions as President and Chief Executive Officer on January 26, 2016. The employment of Messrs. Gemignani and Bavier was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016.

Discretionary Annual Cash Bonuses

During the early part of each fiscal year, Biodel’s compensation committee reviewed and approved or recommended to the board of directors for approval company performance goals against which the performance of Biodel’s chief executive officer and Biodel’s other named executive officers were evaluated at the end of the fiscal year.  The target bonus for Biodel’s named executive officers was 35% of the individual’s base salary, with the corporate and individual performance goals accounting for 70% and 30%, respectively, of the named executive officers’ performance assessment for the year.  In December 2015, on the recommendation of the compensation committee Biodel’s board of directors established the company’s overall achievement level at 55% of its corporate performance goals for the 2015 fiscal year.  Because Biodel ceased all development activities, Biodel did not establish performance goals for fiscal year 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held as of September 30, 2016 by Biodel’s named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2016

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)
Errol B. De Souza	5,833		—		496.80	2/27/2017
	1,500		—		195.60	2/27/2017
	1,166		—		78.00	2/27/2017
	3,851	(1)	—		72.00	2/27/2017
	10,000	(2)	—		70.80	2/27/2017
	5,625	(3)	—		41.70	2/27/2017

Gary G. Gemignani	2,666	(4)	2,667	(4)	54.60	9/14/2021	(10)
	3,333	(5)	16,667	(5)	7.80	1/20/2023	(10)

Paul S. Bavier	208		—		274.80	12/13/2016	(11)
	161		—		445.20	12/14/2017	(11)
	583		—		195.60	12/13/2017	(11)
	458		—		78.00	11/22/2018	(11)
	800	(6)	266	(6)	72.00	12/20/2019	(11)
	1,250	(7)	1,250	(7)	70.80	12/22/2020	(11)
	833	(8)	2,500	(8)	41.70	12/18/2021	(11)
	2,777	(9)	13,888	(9)	7.80	1/20/2023	(11)

(1)

This option was scheduled to vest in four equal annual installments. The first installment vested on December 21, 2013, the second installment vested on December 21, 2014 and the third installment vested on December 21, 2015.   The final installment of this option vested upon the execution of Dr. De Souza’s release, which entitled to him to receive the severance benefits set forth in his employment agreement. For a further discussion of the severance payments or other benefits payable to Dr. De Souza, please see the section entitled “Employment Agreement with Dr. De Souza.”

(2)

This option was scheduled to vest in four equal annual installments. The first installment vested on December 23, 2014 and the second installment vested on December 23, 2015. The third and final installments of this option vested upon the execution of Dr. De Souza’s release, which entitled to him to receive the severance benefits set forth in his employment agreement. For a further discussion of the severance payments or other benefits payable to Dr. De Souza, please see the section entitled “Employment Agreement with Dr. De Souza.”

(3)

This option was scheduled to vest in four equal annual installments. The first installment vested on December 19, 2015.  The second and third installments of this option vested and the final installment was forfeited, upon the execution of Dr. De Souza’s release, which entitled to him to receive the severance benefits set forth in his employment agreement. For a further discussion of the benefits payable to Dr. De Souza, please see the section entitled “Employment Agreement with Dr. De Souza.”

(4)

This option was scheduled to vest in four equal annual installments.  The first installment vested on September 14, 2015 and the second installment vested on September 14, 2016.  The remaining two installments were scheduled to vest on September 14, 2017 and 2018. Pursuant to the terms of Mr. Gemignani’s employment agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.

(5)

This option was scheduled to vest in 12 equal quarterly installments.  The first installment vested on April 21, 2016, the second installment vested on July 21, 2016, and the third installment vested on October 21, 2016 after the completion of Biodel’s 2016 fiscal year.  The remaining nine installments were scheduled to vest quarterly until January 21, 2019. Pursuant to the terms of Mr. Gemignani’s employment agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.

(6)

This option was scheduled to vest in four equal annual installments.  The first installment vested on December 21, 2013, the second installment vested on December 21, 2014 and the third installment vested on December 21, 2015. The final installment of this option was scheduled to vest on December 21, 2016. Pursuant to the terms of Mr. Bavier’s severance agreement and change of control agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.
(7)

This option was scheduled to vest in four equal annual installments. The first installment vested on December 23, 2014 and the second installment vested on December 23, 2015. The next two installments were scheduled to vest on December 23, 2016 and 2017. Pursuant to the terms of Mr. Bavier’s severance agreement and change of control agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.

(8)

This option was scheduled to vest in four equal annual installments. The first installment vested on December 19, 2015. The remaining three installments were scheduled to vest on December 19, 2016, 2017 and 2018. Pursuant to the terms of Mr. Bavier’s severance agreement and change of control agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.

(9)

This option was scheduled to vest in 12 equal quarterly installments.  The first installment vested on April 21, 2016, the second installment vested on July 21, 2016, and the third installment vested on October 21, 2016.  The remaining nine installments were scheduled to vest quarterly until January 21, 2019. Pursuant to the terms of Mr. Bavier’s severance agreement and change of control agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full.

(10)

Pursuant to the terms of Mr. Gemignani’s employment agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full and his outstanding options will remain exercisable through the expiration date of the option. However, under the terms of Mr. Gemignani’s option that expires on January 20, 2023, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, such option vested in full and will remain exercisable for a period of three years following such termination.

(11)

Pursuant to the terms of Mr. Bavier’s severance agreement and change of control agreement, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, all of his unvested options vested in full and his outstanding options will remain exercisable through the expiration date of the option. However, under the terms of Mr. Bavier’s option that expires on January 20, 2023, upon the termination of his employment without cause in connection with the closing of the Transaction on November 3, 2016, such option vested in full and will remain exercisable for a period of three years following such termination.

Biodel Potential Payments upon Termination and Change of Control

Messrs. Gemignani and Bavier are each entitled to receive termination benefits that were not available to Biodel’s employees generally.  These benefits are provided pursuant to an employment agreement, in the case of Mr. Gemignani, and change of control and severance agreements in the case of Mr. Bavier.  In addition, Biodel’s legacy equity plans provided for certain acceleration of unvested equity awards upon Biodel’s change of control.  Dr. De Souza is currently receiving severance payments pursuant to his prior employment agreement in conjunction with his departure from Biodel in January 2016. Mr. Gemignani will receive severance payments pursuant to his employment agreement and Mr. Bavier will receive severance payments pursuant to his severance and change of control agreements with respect to the termination of their respective employment without cause in connection with the closing of the Transaction.

Equity Awards

Under Biodel’s employment agreement with Mr. Gemignani, and Biodel’s change of control agreement with Mr. Bavier, all of the executive’s unvested equity awards immediately vest upon the occurrence of a “double trigger” in the event of a change of control.  In other words, the change of control does not itself trigger benefits; rather, benefits are triggered and immediate vesting occurs only if the executive’s employment is terminated during a specified period after the change of control.  Under Biodel’s severance agreement with Mr. Bavier, all unvested options immediately vest upon termination of employment.

Upon the termination of their respective employment in connection with the closing of the Transaction, each of Messrs. Gemignani’s and Bavier’s unvested options vested in full and each such option will remain exercisable through the expiration date of the option pursuant to the terms of Mr. Gemignani’s employment agreement and Mr. Bavier’s change of control agreement and severance agreement. However, under the terms of Messrs. Gemignani’s and Bavier’s options that expire on January 20, 2023, upon the termination of their respective employment without cause in connection with the closing of the Transaction on November 3, 2016, such options vested in full and will remain exercisable for a period of three years following such termination.

Employment Agreement with Dr. De Souza

In connection with his appointment, Dr. De Souza signed an employment agreement, dated March 26, 2010 (the “De Souza Employment Agreement”), setting forth the terms of his employment.  The De Souza Employment Agreement provided for an initial term of employment for the period from March 29, 2010 to March 28, 2014 and it continued for successive one-year terms unless the agreement was terminated by either party on 120 days prior written notice in accordance with the terms of the agreement.  The De Souza Employment Agreement provided for an annual salary of $450,000 and eligibility for a target bonus of 50% of the annual salary, which bonus could be increased in the sole judgment of Biodel’s compensation committee.  In addition, Dr. De Souza was initially granted options to purchase 5,833 shares of Biodel’s common stock pursuant to the 2010 Plan.  Biodel agreed to pay Dr. De Souza’s reasonable and documented temporary housing and related expenses of up to $5,000 per month for a period of up to 18 months following the date of the De Souza Employment Agreement.

Biodel was entitled to terminate the De Souza Employment Agreement with or without cause.  Dr. De Souza would not be entitled to severance benefits if Biodel terminated his employment for cause, as defined in the De Souza Employment Agreement, or if he terminated his employment without good reason.  If Biodel terminated Dr. De Souza’s employment without cause, or he terminated his employment with the Biodel for good reason, he would be entitled to:

•

two times his then current base salary, plus two times his target annual bonus for the fiscal year in which he is terminated, plus the pro rata amount of his target annual bonus for the fiscal year in which he is terminated to be paid in equal installments over a 24-month period;

•	COBRA benefits until the earlier of the end of the 24th month after the date his employment with Biodel ends or the date his COBRA coverage expires;
•	24 months of acceleration of his outstanding equity compensation awards; and
•

full vesting of his outstanding equity compensation awards, if Biodel terminates his employment without cause, or he terminates his employment with Biodel for good reason within 12 months following a change in control, as defined in the De Souza Employment Agreement.

Pursuant to the terms of the De Souza Employment Agreement, if Biodel terminated Dr. De Souza’s employment without cause, or he terminated his employment with Biodel for good reason, he agreed not to compete with Biodel for 24 months following the termination of his employment with Biodel.  If Biodel terminated his employment for cause or if he terminated his employment without good reason, he agreed not to compete with Biodel for 12 months.

In order to receive the severance benefits described above, Dr. De Souza was required to deliver a general release of claims to Biodel.

Dr. De Souza stepped down from his positions as President and Chief Executive Officer, and his membership on Biodel’s board of directors, on January 26, 2016.  On February 26, 2016, Dr. De Souza and Biodel executed a General Release & Waiver agreement (the “De Souza Release”).  Upon the execution of the De Souza Release, which included a customary release of claims by Dr. De Souza in favor of Biodel, Dr. De Souza became entitled to receive the severance benefits set forth in the De Souza Employment Agreement that were conditioned upon his signing the De Souza Release.  Furthermore, pursuant to the De Souza Release, Biodel released Dr. De Souza from his noncompetition obligations set forth in the De Souza Employment Agreement and has amended all outstanding equity compensation awards held by Dr. De Souza such that the awards shall remain outstanding and exercisable in accordance with their other terms for a period of 12 months from the date of the De Souza Release, notwithstanding anything to the contrary in any equity incentive plan or any other document or instrument governing such awards.

Employment Agreement with Mr. Gemignani

In connection with his appointment as Biodel’s Chief Financial Officer, Mr. Gemignani signed an employment agreement, dated August 21, 2014, which was subsequently amended on April 1, 2016 (as amended, the “Gemignani Employment Agreement”), setting forth the terms of his employment.  The Gemignani Employment Agreement provides for an annual base salary of $330,000 and eligibility for a target bonus of up to 35% of the annual base salary, which bonus may be increased or decreased in the sole judgment of the compensation committee.  In addition, Mr. Gemignani was initially granted options to purchase 5,333 shares of Biodel’s common stock pursuant to the 2010 Plan.  These options vest over a four-year period, with 25% vesting on the first anniversary of the grant date, and 25% thereafter on the second, third and fourth anniversaries.  The April 1, 2016 amendment revised Mr. Gemignani’s 2016 bonus structure to provide that in the event Biodel is combined with an unaffiliated third party in calendar year 2016 and he remains employed with Biodel through such date, then on the closing date of such transaction he shall receive, in lieu of the previously specified annual bonus for the fiscal year ending September 30, 2016, a one-time, lump sum, cash bonus award of (A) $250,000, plus (B) 100% of his pro-rated target bonus for fiscal year 2016.

Biodel was entitled to terminate the Gemignani Employment Agreement with or without cause. Mr. Gemignani would not be entitled to severance benefits if Biodel terminated his employment for cause, as defined in the Gemignani Employment Agreement, or if he terminated his employment without good reason, as defined in the Gemignani Employment Agreement.  If Biodel terminated Mr. Gemignani’s employment without cause, or he terminated his employment with Biodel for good reason, he would be entitled to:

•

cash severance payable upon such termination equal to the sum of (A) 18 months of his then-current base salary, plus (B) one and a half times the amount of his target bonus, such amount to be payable in equal installments during an 18-month period following the delivery of a customary release;

•	a lump sum payment equal to 18 months of COBRA insurance premiums regardless of whether COBRA coverage is elected; and
•

except as with regard to an option grant made on January 21, 2016, any outstanding equity awards or stock options will immediately vest and the provision in any agreement evidencing any outstanding stock option causing the option to terminate upon the expiration of three months (or any other period relating to termination of employment) after termination of employment shall be of no force or effect, except that nothing shall extend any such option beyond its original term or shall affect its termination for any reason other than termination of employment.

Pursuant to the terms of the Gemignani Employment Agreement, if Biodel terminated Mr. Gemignani’s employment with or without cause, or he terminated his employment for good reason, he agreed not to compete with Biodel for 12 months following the termination of his employment with Biodel, or, in the event the termination occurs within 12 months following a change in control, for 18 months following the termination of his employment. If Mr. Gemignani resigned without good reason, he agreed not to compete with Biodel for six months.

In order to receive the severance benefits described above, Mr. Gemignani was required to deliver a general release of claims to Biodel.

Mr. Gemignani’s employment as Chief Financial Officer and Interim Chief Executive Officer was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016.  On November 18, 2016, Mr. Gemignani and Albireo Limited executed a General Release & Waiver agreement (the “Gemignani Release”).  Upon the execution of the Gemignani Release, which included a customary release of claims by Mr. Gemignani in favor of Biodel, Mr. Gemignani became entitled to receive in January 2017 the severance benefits set forth in the Gemignani Employment Agreement that were conditioned upon his signing the Release.  Furthermore, pursuant to the Gemignani Release, Biodel amended all outstanding equity compensation awards held by Mr. Gemignani such that the awards shall remain outstanding and exercisable in accordance with their other terms with the exception of his last award, which shall remain outstanding and exercisable in accordance with their other terms for a period of  36 months from the date of the Release, notwithstanding anything to the contrary in any equity incentive plan or any other document or instrument governing such awards.

Change of Control Agreement and Severance Agreement with Mr. Bavier

Biodel’s change of control agreement with Mr. Bavier, as amended effective April 1, 2016, provides for an annual bonus to Mr. Bavier upon meeting the applicable performance criteria established by the Compensation Committee of the board of directors in its sole discretion, for a given fiscal year of Biodel, targeted at an amount equal to 35% of his base salary at the beginning of such fiscal year; provided that in the event Biodel is combined with an unaffiliated third party in calendar year 2016 and Mr. Bavier remains employed with Biodel through such date, then on the closing date of such transaction he shall receive, in lieu of the previously specified annual bonus for the fiscal year ending September 30, 2016, a one-time, lump sum, cash bonus award of (A) $250,000, plus (B) 100% of his pro-rated target bonus for fiscal year 2016.

Pursuant to the change of control agreement with Mr. Bavier, he was entitled to the following upon termination of employment with Biodel occurring within two years of a change of control, unless such termination is by the executive for other than good reason or by Biodel for cause:

•

cash severance payable upon such termination equal to the sum of (A) 18 months of his then-current base salary, plus (B) one and a half times the amount of his target bonus, such amount to be payable in equal installments during an 18-month period following the delivery of a customary release;

•	a lump sum payment equal to 18 months of COBRA insurance premiums regardless of whether COBRA coverage is elected; and
•

except as with regard to an option grant made on January 21, 2016, any outstanding equity awards or stock options will immediately vest and the provision in any agreement evidencing any outstanding stock option causing the option to terminate upon the expiration of three months (or any other period relating to termination of employment) after termination of employment shall be of no force or effect, except that nothing shall extend any such option beyond its original term or shall affect its termination for any reason other than termination of employment.

All cash severance payments under the change of control agreement are payable in equal installments during an 18-month period following the delivery of a release, in accordance with Biodel’s normal pay practices.  In order to receive the above termination benefits that are not otherwise accrued as of the date of termination, Mr. Bavier was required to release Biodel from any and all claims.  In addition, Mr. Bavier agreed to not solicit any of Biodel’s employees during the period that he receives his severance payments.

Under the change of control agreement, if Biodel terminated Mr. Bavier for cause or if he terminated his employment with Biodel without good reason, then Mr. Bavier would not be entitled to severance payments or other benefits.

Pursuant to the terms of the change of control agreement, the term “change of control” is generally defined as the following:

(a) the acquisition by any person or group of beneficial ownership of more than 50% of the outstanding shares of Biodel’s common stock, or, if there are then outstanding any of Biodel’s other voting securities, such acquisition of more than 50% of the combined voting power of Biodel’s then outstanding voting securities entitled to vote generally in the election of directors, except for any of the following acquisitions of beneficial ownership of Biodel’s common stock or Biodel’s other voting securities: (i) by Biodel or any employee benefit plan (or related trust) sponsored or maintained by Biodel or any entity controlled by Biodel; (ii) by Solomon S. Steiner; or (iii) by any person or entity during the lifetime of Solomon S. Steiner if the shares acquired were beneficially owned by Solomon S. Steiner immediately prior to their acquisition and the acquisition is a transfer to a trust, partnership, corporation or other entity in which Solomon S. Steiner owns a majority of the beneficial interests;

(b) Biodel sells all or substantially all of its assets (or consummates any transaction having a similar effect) or Biodel merges or consolidates with another entity or complete a reorganization unless the holders of Biodel’s voting securities outstanding immediately prior to the transaction own immediately after the transaction in approximately the same proportions 50% or more of the combined voting power of the voting securities of the entity purchasing the assets or surviving the merger or consolidation or the voting securities of its parent company, or, in the case of a reorganization, 50% or more of the combined voting power of Biodel’s voting securities.  Notwithstanding the foregoing, any purchase or redemption of outstanding shares of Biodel’s common stock or other voting securities by Biodel resulting in an increase in the percentage of outstanding shares or other voting securities beneficially owned by any person or group shall be deemed to constitute a reorganization; however, no increase in the percentage of outstanding shares or other voting securities beneficially owned by Solomon S. Steiner or any person or entities referred to in (a)(i) or (iii) above resulting from any redemption of shares or other voting securities by Biodel shall result in a change of control;

(c) Biodel is liquidated; or

(d) Biodel’s board of directors (if Biodel continues to own its business) or the board of directors or comparable governing body of any successor owner of Biodel’s business (as a result of a transaction which is not itself a change of control) consists of a majority of directors or members who are not incumbent directors.

In addition, the following terms have the following meanings:

“cause” is generally defined to mean:

•	the executive’s refusal to carry out any material duties or any directions or instructions of Biodel’s board of directors or senior management which are reasonably consistent with those duties;
•	failure to perform satisfactorily any duties or any directions or instructions of Biodel’s board of directors or senior management for ten days following written notice of the same;
•	violation of a local, state or federal law involving the commission of a crime, other than minor traffic violations, or any other criminal act involving moral turpitude;
•	gross negligence, willful misconduct, or the breach by the executive of his duty to Biodel involving self-dealing or personal profit;
•

current abuse by the executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the executive; or any incident materially compromising the executive’s reputation or ability to represent Biodel with investors, customers or the public; or

•	any other material violation of any provision of the change of control agreement for ten days following written notice of the same.

“good reason” is generally defined to mean:

•

a failure to grant the executive’s salary, bonus, and right to participate in fringe benefit programs that are otherwise afforded under the change of control agreement, other than an isolated and inadvertent failure not taken in bad faith that Biodel remedies promptly upon receiving written notice of the same;

•	a material diminution in the executive’s position, authority, duties or responsibilities;
•

Biodel requiring the executive to be based at any office or location that is more than thirty-five miles from its Danbury, Connecticut headquarters or the executive’s residence immediately prior to the executive’s termination;

•	Biodel’s failure to require any successor to its business (whether by purchase of assets, merger or consolidation) to assume its obligations under the change of control agreement; or
•	any other material violation of the change of control agreement by Biodel.

Pursuant to Biodel’s severance agreement with Mr. Bavier, Mr. Bavier is entitled, without duplication, to identical severance benefits to those set forth in the change of control agreement upon termination of employment with Biodel, unless such termination is by the executive for other than good reason or by Biodel for cause.

The other provisions, conditions and requirements of the severance agreement, including the definitions of “good reason” and “cause” are generally the same under Mr. Bavier’s severance agreement as under his change of control agreement.

Mr. Bavier’s employment as General Counsel, Secretary, Chief Administrative Officer, Vice President of Corporate Development and Interim President was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016.  On November 15, 2016, Mr. Bavier and Albireo executed a General Release & Waiver agreement (the “Bavier Release”).  Upon the execution of the Bavier Release, which included a customary release of claims by Mr. Bavier in favor of Biodel, Mr. Bavier became entitled to receive in January 2017 the severance benefits set forth in the Mr. Bavier’s change of control agreement and severance agreement that were conditioned upon his signing the Bavier Release.  Furthermore, pursuant to the Bavier Release, Biodel has amended all outstanding equity compensation awards held by Mr. Bavier such that the awards shall remain outstanding and exercisable in accordance with their other terms with the exception of his last award, which shall remain outstanding and exercisable in accordance with their other terms for a period of  thirty-six months from the date of the Bavier Release, notwithstanding anything to the contrary in any equity incentive plan or any other document or instrument governing such awards.

Director Compensation

Post-Transaction Director Compensation Policy

We are currently evaluating our non-employee director compensation policy.  We intend that our policy be designed to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders, that the structure of the compensation is simple, transparent and easy for stockholders to understand and that our directors are fairly compensated.

Biodel’s Former Director Compensation Policy

Biodel director compensation policy provided for the payment to each of its non-employee directors $30,000 annually, or $60,000 annually in the case of its chairman. In addition, the policy provided that non-employee directors receive the following committee-related fees annually: (1) $7,500 for participating on the audit committee or $15,000 for chairing the committee; (2) $5,000 for participating on the compensation committee or $15,000 for chairing the committee; (3) $2,500 for participating on the nominating and governance committee or $5,000 for chairing the committee; and (4) $2,500 for participating on the science and technology committee or $5,000 for chairing the committee. The policy also provided that Biodel may pay additional committee fees with respect to ad hoc committees formed from time to time. In February 2016, Biodel’s board of directors determined that Ms. Morris would receive $50,000 per fiscal quarter, not to exceed $125,000, in addition to her other board-related fees, for chairing the Transaction Committee, and that each of Dr. Lieberman, Dr. Ginsberg, Ms. Brown and Mr. Scoon would receive $25,000 for his or her significant involvement in Biodel’s assessment of its strategic alternatives, including, as applicable, participation on the Transaction Committee.

Upon appointment, the Biodel director compensation policy provided that non-employee directors receive a one-time grant of an option to purchase 333 shares of common stock. These options vest pro rata monthly over one year. Annually, the policy also provided that non-employee directors receive an option to purchase 333 shares of common stock, which also vest pro rata monthly over one year. The exercise price of these options is the fair market value on the date of grant. Each such option expires seven years after the date of grant under the 2010 Plan and, if vested (and not otherwise expired), may be exercised for a period of 36 months following a director’s departure from Biodel’s board.

Biodel’s policy provided that Biodel reimburses its non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

The following table sets forth information for the fiscal year ended September 30, 2016 with respect to the compensation of Biodel’s directors.

Fiscal Year 2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Ms. Julia R. Brown	62,500	14,800	77,300

Dr. Barry Ginsberg	62,500	14,800	77,300

Dr. Ira W. Lieberman	102,500	14,800	117,300

Dr. Daniel Lorber	35,000	14,800	49,800

Ms. Arlene M. Morris	150,000	14,800	164,800

Mr. Davey S. Scoon	75,000	14,800	89,800

(1)

The amounts in the “Option Awards” column represent the grant date fair value of option awards granted in Biodel’s 2016 fiscal year, in accordance with ASC Topic 718. For the assumptions relating to these valuations, see Note 2 to Biodel’s audited financial statements, which are included in Item 8 of this report. The following table shows the aggregate number of stock options held by each of Biodel’s non-employee directors as of September 30, 2016.

Name	Aggregate Number of Shares Subject to Stock Options
Ms. Julia R. Brown	4,375
Dr. Barry Ginsberg	4,833
Dr. Ira W. Lieberman	5,125
Dr. Daniel Lorber	5,125
Ms. Arlene M. Morris	3,666
Mr. Davey S. Scoon	4,375

Compensation Risk Management

We have considered the risks associated with our compensation policies and practices for all employees and believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to risk taking that are reasonably likely to have a material adverse effect on the Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of December 1, 2016 by (i) each of our directors and named executive officers, (ii) all of our current executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of December 1, 2016, pursuant to the exercise of options, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders, subject to community property laws, where applicable. Percentage of ownership is based on 6,292,644 shares of common stock outstanding on December 1, 2016. Unless otherwise noted below, the address of each stockholder below is c/o Albireo Pharma, Inc., 50 Milk Street, 16th Floor, Boston, Massachusetts 02109.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (%)
5% Stockholders
Phase4 Ventures III GP LP (in its capacity as general partner of Phase4 Ventures III LP) (1) c/o Phase4 Partners Limited 1 Cavendish Place London W1G 0QF, United Kingdom	1,165,447	18.5%
TPG Biotech and related funds (2) c/o TPG Global, LLC 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	777,096	12.3%
TVM Capital and related funds (3) c/o TVM Capital Ottostrasse 4 80333 Munich, Germany	621,761	9.9%
AstraZeneca AB (4) c/o AstraZeneca PLC 1 Francis Crick Avenue Cambridge Biomedical Campus Cambridge, CB2 0A, United Kingdom	1,008,141	16.0%
Named Executive Officers and Directors
Ronald H.W. Cooper (5)	83,631	1.3%
Errol B. De Souza (6)	33,289	*
Gary G. Gemignani (7)	25,333	*
Paul S. Bavier (8)	25,654	*
Julia R. Brown (9)	4,097	*
David Chiswell, Ph.D. (10)	56,278	*
Michael Gutch, Ph.D. (11)	—	*
Denise Scots-Knight, Ph.D. (12)	1,165,447	18.5%
Heather Preston, M.D.(13)	—	*
Davey S. Scoon(14)	4,097	*
All current executive officers and directors as a group (11 persons) (15)	1,408,110	22.0%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)

Consists of shares of common stock held by Phase4 Ventures III GP LP, or Phase4 GPLP, in its capacity as general partner of Phase4 Ventures III LP, or Phase4 III. Phase4 GPLP is the general partner of Phase4 III. The general partner of Phase4 GPLP is Phase4 Ventures III General Partner Limited, or Phase4 GP. Phase4 GP has appointed Phase4 Partners Limited, or Phase4 Partners, to act as the manager of Phase4 III. Phase4 Partners ultimately exercises voting and investment power over the securities held by Phase4 GPLP. Dr. Alastair McKinnon, Denise Scots-Knight, Ph.D. and Charles Sermon, as Directors of

Phase4 Partners, also share voting and investment power over the securities held by Phase4 GPLP, but disclaim beneficial ownership except to the extent of their pecuniary interest therein, if any.
(2)

Consists of 568,638 shares of common stock held by TPG Biotechnology Partners II, L.P., or TPG Partners II, and 208,458 shares of common stock held by TPG Biotech II Reinvest AIV L.P., or TPG II Reinvest. The general partner of TPG Partners II and TPG II Reinvest is TPG Biotechnology GenPar II, L.P., whose general partner is TPG Biotechnology GenPar II Advisors, LLC, whose sole member is TPG Holdings I, L.P., whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, Inc. David Bonderman and James G. Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and may therefore be deemed to be the beneficial owners of the shares held by TPG Partners II and TPG II Reinvest. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by TPG Partners II and TPG II Reinvest except to the extent of their pecuniary interest therein, if any.

(3)

Consists of 486,812 shares of common stock held by TVM Life Science Ventures VI GmbH & Co. KG, or TVM VI, and 134,949 shares of common stock held by TVM Life Science Ventures VI L.P., or TVM VI Cayman. As the special limited partner of TVM VI and TVM VI Cayman, TVM Life Science Ventures Management VI L.P., or TVM VI Management, may be deemed to beneficially own the securities held by TVM VI and TVM VI Cayman. As the members of the investment committee of TVM VI Management, each of Hubert Birner, Stefan Fischer, Alexandra Goll and Helmut Schühsler may also be deemed to beneficially own the securities held by TVM VI and TVM VI Cayman, but disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein, if any.

(4)	Consists of shares of common stock held by AstraZeneca AB. AstraZeneca AB is a wholly owned subsidiary of AstraZeneca PLC.
(5)	Consists of 5,946 shares of common stock held by Mr. Cooper and options to purchase 77,685 shares of common stock exercisable within 60 days of December 1, 2016.
(6)

Dr. De Souza stepped down from his positions as President and Chief Executive Officer on January 26, 2016. Consists of 5,313 shares of common stock held by Dr. De Souza and options to purchase 27,976 shares of common stock exercisable within 60 days of December 1, 2016.

(7)

Mr. Gemignani’s employment as Chief Financial Officer and Interim Chief Executive Officer was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016. Consists of options to purchase shares of common stock exercisable within 60 days of December 1, 2016.

(8)

Mr. Bavier’s employment as General Counsel and Secretary, Chief Administrative Officer and Vice President of Corporate Development was terminated without cause immediately prior to the closing of the Transaction on November 3, 2016. Consists of 677 shares of common stock held by Mr. Bavier and options to purchase 24,977 shares of common stock exercisable within 60 days of December 1, 2016.

(9)	Consists of options to purchase shares of common stock exercisable within 60 days of December 1, 2016.
(10)	Consists of shares of common stock held by Dr. Chiswell’s spouse. Dr. Chiswell disclaims beneficial ownership of the securities held by his spouse.
(11)

Dr. Gutch is Executive Director of Corporate Development and Head of Equities at AstraZeneca, but has no voting or investment power with respect to the securities held by AstraZeneca AB as set forth in footnote 4.

(12)	Reflects shares beneficially owned by Phase4 III as set forth in footnote 1, for which Dr. Scots-Knight shares voting and investment power.
(13)	Dr. Preston is a TPG Partner. Dr. Preston has no voting or investment power over and disclaims beneficial ownership of the securities held by TPG Partners II and TPG II Reinvest.
(14)	Consists of options to purchase shares of common stock exercisable within 60 days of December 1, 2016.
(15)

Includes 59,214 shares of common stock held by Jan P. Mattsson, Ph.D., our Chief Operating Officer; options to purchase 14,748 shares of common stock exercisable within 60 days of December 1, 2016 held by Dr. Mattsson; 934 shares of common stock held by Peter A. Zorn, our Senior Vice President, Corporate Development, General Counsel and Secretary; and options to purchase 19,664 shares of common stock exercisable within 60 days of December 1, 2016 held by Mr. Zorn. Thomas A. Shea, our Chief Financial Officer, Paresh N. Soni, M.D., Ph.D., our Chief Medical Officer, and Martha J. Carter, our Chief Regulatory Officer, do not beneficially own any shares of common stock as of December 1, 2016.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of September 30, 2016:

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	138,354	(1)	$102.60	29,762	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	138,354		$102.60	29,762

(1)

Represents shares of common stock underlying outstanding stock options and RSUs granted under Biodel’s 2004 Stock Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2010 Stock Incentive Plan.

(2)	Represents shares of common stock that remained available for issuance pursuant to awards under the 2010 Stock Incentive Plan as of September 30, 2016.

At the annual meeting of our stockholders held on November 3, 2016, our stockholders approved the 2016 Equity Incentive Plan, or 2016 Plan. The 2016 Plan had previously been approved by our board of directors, subject to stockholder approval. The 2016 Plan authorizes the issuance of a number of shares of our common stock pursuant to awards under the 2016 Plan equal to the sum of 635,000 shares, plus up to 249,059 shares issued if awards outstanding under the 2010 Plan are cancelled, forfeited or expire on or after the closing of the Transaction.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE[1]

Described below are the transactions and series of similar transactions since October 1, 2014 in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

a director, executive officers, beneficial owners of more than 5% of our outstanding capital stock (sometimes referred to as the principal stockholders below) or any member of such person’s immediate family had or will have a direct or indirect material interest.

As used in this Item 13, the word “Albireo” refers to Albireo Limited and its direct and indirect subsidiaries, individually and collectively, prior to the completion of the Transaction.

Affiliations with 5% Stockholders

Some of our directors are affiliated with our principal stockholders as indicated in the table below:

Director	Affiliation with Principal Stockholder

Michael Gutch, Ph.D.	Executive Director of Corporate Development and Head of Equities at AstraZeneca, an affiliate of AstraZeneca AB, a principal stockholder of the Company.

Denise Scots-Knight, Ph.D.	Manager of Phase4 Ventures III GP LP, the general partner of Phase4 Ventures III LP, a principal stockholder of the Company.

Heather Preston, M.D.	Partner and Managing Director of TPG Biotech, an affiliate of TPG Biotechnology Partners II, L.P. and TPG Biotech II Reinvest AIV L.P., principal stockholders of the Company.

See “Designation of Directors Pursuant to the Amended and Restated Share Exchange Agreement” below for a discussion of arrangements between the Company and Albireo pursuant to which our directors were selected in connection with the closing of the Transaction, and “Termination of Shareholders’ Agreement” below for a discussion of arrangements, which were terminated in connection with the Transaction, among Albireo’s former shareholders pursuant to which Albireo’s directors were selected.

Securities Received by Our Executive Officers, Directors and Principal Stockholders in the Transaction

Pursuant to the Exchange Agreement, our executive officers and directors received the following Company securities in connection with the closing of the Transaction:

•

Ronald H.W. Cooper, our President, Chief Executive Officer and a director, received 5,946 shares of our common stock in exchange of his Albireo Limited shares and options to purchase 194,225 shares of our common stock in replacement of his options to purchase Albireo Limited shares;

•

Jan P. Mattsson, Ph.D., our Chief Operating Officer, received 59,214 shares of our common stock in exchange of his Albireo Limited shares and an option to purchase 39,330 shares of our common stock in replacement of his warrant to purchase Albireo Limited shares;

•

Peter A. Zorn, our Senior Vice President, Corporate Development, General Counsel and Secretary, received 934 shares of our common stock in exchange of his Albireo Limited shares and an option to purchase 52,441 shares of our common stock in replacement of his option to purchase Albireo Limited shares;

•	Dr. Chiswell’s spouse received 56,278 shares of our common stock in exchange of her Albireo Limited shares;
•	Phase4 Ventures III GP LP (in its capacity as general partner of Phase4 Ventures III LP) received 1,165,447 shares of our common stock in exchange of its Albireo Limited shares;
•

TPG Biotechnology Partners II, L.P. received 568,638 shares of our common stock in exchange of its Albireo Limited shares and TPG Biotech II Reinvest AIV L.P. received 208,458 shares of our common stock in exchange of its Albireo Limited shares;

•

TVM Life Science Ventures VI GmbH & Co. KG received 486,812 shares of our common stock in exchange of its Albireo Limited shares and TVM Life Science Ventures VI L.P. received 134,949 shares of our common stock in exchange of its Albireo Limited shares; and

•	AstraZeneca AB received 1,008,141 shares of our common stock in exchange of its Albireo Limited shares.

2016 Albireo Series C Investment Financing

Under the terms of the Exchange Agreement, prior to the closing of the Transaction, certain Albireo investors purchased an aggregate of 9,708,740 Series C voting preference shares of Albireo at a price per share of $1.03 for an aggregate consideration of $10.0 million, or the Albireo Series C Investment. The table below sets forth the number of Series C voting preference shares purchased and the aggregate purchase prices paid by our principal stockholders for the Series C preference shares in the Albireo Series C Investment. Prior to the completion of the Transaction, each outstanding Series C voting preference share converted into one ordinary share of Albireo.

Name of Purchaser	Number of Series C Voting Preference Shares to be Purchased	Aggregate Purchase Price ($)
Phase4 Ventures III GP LP (in its capacity as general partner of Phase4 Ventures III LP)	3,167,499	$3,262,524
TPG Biotech II Reinvest AIV L.P.	2,111,895	$2,175,252
TVM Life Science Ventures VI GMBH & Co. KG	1,322,955	$1,362,644
TVM Life Science Ventures VI L.P.	366,642	$377,641
AstraZeneca AB	2,739,749	$2,821,941

2015 Convertible Loan Note Financing

In October 2015, Albireo entered into a loan agreement with certain of its shareholders and their affiliates and members of management and executed a related convertible loan instrument, which provided 5,000,000 $1.00 unsecured convertible loan notes denominated in U.S. dollars, or 2015 loan notes. From October 2015 through December 2015, Albireo issued $3.5 million of the 2015 loan notes. Interest on the 2015 loan notes accrued at a rate of 8% per annum. Payment of interest was waived by the noteholders in connection with the Transaction. Prior to the closing of the Transaction, the principal amount (excluding any accrued and unpaid interest thereon) of the 2015 loan notes automatically converted into Series C voting preference shares of Albireo at a conversion price of approximately $0.82 per share, which is equal to 80% of the price per share of the Series C voting preference shares purchased in the Albireo Series C Investment. Each Series C voting preference share issued upon conversion of the 2015 loan notes then converted into one ordinary share of Albireo prior to the completion of the Transaction. The loan agreement was terminated upon completion of the Transaction.

The table below sets forth, for each purchaser of 2015 loan notes that is a director, executive officer or principal stockholder of the Company, and their affiliates, the principal amounts for the 2015 loan notes issued to such investors and the number of shares of Series C convertible preferred stock issued upon conversion of the 2015 loan notes issued to such investor.

Name of Purchaser	Principal Amount of 2015 Loan Notes		Number of Series C Voting Preference Shares Issued Upon Conversion of 2015 Loan Notes
Phase4 Ventures III GP LP (in its capacity as general partner of Phase4 Ventures III LP)	$1,070,000		1,298,543
TPG Biotech II Reinvest AIV L.P.	$714,000		866,504
TVM Life Science Ventures VI GMBH & Co. KG	$447,000		542,475
TVM Life Science Ventures VI L.P.	$124,000		150,485
AstraZeneca AB	$926,000		1,123,786
David Chiswell, Ph.D.	$56,000	(1)	67,961
Ronald H.W. Cooper (2)	$70,000		84,951
Jan P. Mattsson, Ph.D. (3)	$11,000		13,349
Peter A. Zorn (4)	$11,000		13,349

(1)	These 2015 loan notes were transferred by Dr. Chiswell, who is the Chairman of our board of directors, to his spouse prior to the completion of the Transaction.
(2)	Mr. Cooper is our President and Chief Executive Officer and a member of our board of directors.
(3)	Dr. Mattsson is our Chief Operating Officer.
(4)	Mr. Zorn is our Senior Vice President, Corporate Development, General Counsel and Secretary.

2014 Convertible Loan Note Financing

In December 2014, Albireo executed a convertible loan instrument, which provided 1,251,000 €1.00 unsecured convertible loan notes denominated in Euros, or 2014 loan notes, and was subsequently amended in October 2015. In December 2014, Albireo issued all of the 2014 loan notes to certain of its shareholders and their affiliates. Interest on the 2014 loan notes accrues at a rate of 8% per annum. Payment of interest was waived by the noteholders in connection with the Transaction.  Prior to the closing of the Transaction, the principal amount (excluding any accrued and unpaid interest thereon) of the 2014 loan notes automatically converted into Series C voting preference shares of Albireo at a conversion price of approximately €0.7491 per share, which is approximately equal to 80% of the price per share of the Series C voting preference shares to be purchased in the Albireo Series C Investment. Each Series C voting preference share issued upon conversion of the 2014 loan notes then converted into one ordinary share of Albireo prior to the completion of the Transaction.

The table below sets forth, for each purchaser of 2014 loan notes that is a director, executive officer or principal stockholder of the Company, and their affiliates, the principal amounts for the 2014 loan notes issued to such investors and the number of shares of Series C convertible preferred stock issuable upon conversion of the 2014 loan notes issued to such investor.

Name of Purchaser	Principal Amount of 2014 Loan Notes		Number of Series C Voting Preference Shares Issuable Upon Conversion of 2014 Loan Notes
Phase4 Ventures III GP LP (in its capacity as general partner of Phase4 Ventures III LP)	€351,000		468,562
TPG Biotechnology Partners II, L.P.	€234,000		312,374
TVM Life Science Ventures VI GMBH & Co. KG	€147,000		196,235
TVM Life Science Ventures VI L.P.	€41,000		54,732
AstraZeneca AB	€304,000		405,820
David Chiswell, Ph.D.	€21,000	(1)	28,033
Jan P. Mattsson, Ph.D.(2)	€18,000		24,028

(1)	These 2014 loan notes were transferred by Dr. Chiswell, who is the Chairman of our board of directors, to his spouse prior to the completion of the Transaction.
(2)	Dr. Mattsson is our Chief Operating Officer.

Designation of Directors Pursuant to the Amended and Restated Share Exchange Agreement

In accordance with the Exchange Agreement, on November 3, 2016, effective immediately prior to the closing of the Transaction, each of Barry Ginsberg, M.D., Ph.D., Ira W. Lieberman, Ph.D., Daniel Lorber, M.D., and Arlene Morris resigned from the Company’s board of directors and committees of the board of directors on which they respectively served. The Exchange Agreement provided that at or immediately after the closing of the Transaction, the size of the board of directors would be fixed at seven members consisting of two members designated by the Company, who are Julia R. Brown and Davey S. Scoon, and five members designated by Albireo. In accordance with the Exchange Agreement, at the closing of the Transaction on November 3, 2016, the board of directors and its committees were reconstituted, with Michael Gutch, Ph.D. and Denise Scots-Knight, Ph.D. appointed as Class I directors of the Company whose terms expire at the Company’s 2017 annual meeting of stockholders, Julia R. Brown, Ronald H.W. Cooper and Heather Preston, M.D. appointed as Class II directors of the Company whose terms expire at the Company’s 2018 annual meeting of stockholders, and David Chiswell, Ph.D. and Davey S. Scoon appointed as Class III directors of the Company whose terms expire at the Company’s 2019 annual meeting of stockholders. In addition, Dr. Gutch and Dr. Preston were appointed to the Company’s Audit Committee (with Mr. Scoon continuing to serve as chair of the committee); Dr. Scots-Knight, Ms. Brown and Dr. Gutch were appointed to the Company’s Compensation Committee (with Dr. Scots-Knight appointed to serve as chair of the committee); and Dr. Chiswell and Dr. Preston were appointed to the Nominating and Governance Committee (with Dr. Chiswell appointed to serve as chair of the committee and Ms. Brown continuing to serve as a member of the committee).

Termination of Shareholders’ Agreement

In connection with Albireo’s 2014 convertible note financing described above under “— 2014 Convertible Loan Note Financing,” Albireo entered into a Shareholders’ Agreement dated December 17, 2014 (as amended and restated on October 1, 2015 and March 18, 2016), or the Shareholders’ Agreement, with its shareholders relating to voting rights and information rights, among other things. The Shareholders’ Agreement also entitled certain shareholders individually or collectively to appoint, and required the shareholders party thereto to vote to elect, directors to serve on Albireo’s board of directors, including: one individual designated by AstraZeneca AB, who prior to the closing of the Transaction was Michael Gutch, Ph.D.; one individual designated by each of the three largest holders of Series B voting preference shares (excluding any holder of Series A voting preference shares or Series A non-voting preference shares), who prior to the closing of the Transaction was Luc Marengere, Ph.D. (designated by TVM Life Science Ventures VI GmbH & Co. KG and TVM Life Science Ventures VI L.P.), Denise Scots-Knight, Ph.D. (designated by Phase4 Ventures III LP) and Heather Preston, M.D. (designated by TPG Biotechnology Partners II, L.P.); Albireo’s Chief Executive Officer, Ronald H.W. Cooper; and one individual designated as chairman jointly by AstraZeneca AB and Phase4 Ventures III LP, David Chiswell, Ph.D. The Shareholders’ Agreement was terminated upon the completion of the Transaction.

Albireo’s articles of association provided substantially the same director designation rights as the Shareholders’ Agreement. The articles of association adopted in connection with the completion of the Transaction does not include such designation rights.

Lock-up Agreements

The officers and directors of the Company prior to the closing of the Transaction, including Julia R. Brown, Barry Ginsberg, M.D., Ph.D., Ira W. Lieberman, Ph.D., Daniel Lorber, M.D., Arlene Morris, Davey S. Scoon, Gary G. Gemignani and Paul S. Bavier, are subject to lock-up agreements and all of the former Albireo shareholders (now stockholders of the Company, including all of our principal stockholders, Ronald H.W. Cooper, our President and Chief Executive Officer, Jan P. Mattsson, Ph.D., our Chief Operating Officer, and Peter A. Zorn, our Senior Vice President, Corporate Development, General Counsel and Secretary) are subject to lock-up provisions in the Exchange Agreement. Pursuant to the lock-up restrictions, the officers and directors of the Company prior to the closing of the Transaction and the former Albireo shareholders have agreed, except in limited circumstances, not to offer, pledge, sell or otherwise transfer or dispose of, directly or indirectly, or engage in swap or similar transactions with respect to, shares of the Company’s common stock, including, as applicable, shares received in the Transaction, other than an aggregate of approximately 679,515 shares of the Company’s common stock tying back to the Albireo Series C Investment, for a period of 180 days following the closing of the Transaction on November 3, 2016.

Director and Executive Officer Compensation

For information regarding the compensation of our named executive officers and certain directors and severance payments and other benefits paid to our former executive officers in connection with the Transaction, please see Item 11, “Executive Compensation,” of this report.

In addition, effective immediately after the closing of the Transaction, on November 3, 2016, our board of directors appointed: Ronald H.W. Cooper as President and Chief Executive Officer; Jan P. Mattsson, Ph.D. as Chief Operating Officer; Thomas A. Shea as

Chief Financial Officer and Treasurer; Paresh N. Soni, M.D., Ph.D. as Chief Medical Officer; and Peter A. Zorn as Senior Vice President, Corporate Development, General Counsel and Secretary. In addition, Martha J. Carter became our Chief Regulatory Officer effective November 28, 2016. Below are descriptions of the employment arrangements with our current executive officers:

Ronald H.W. Cooper

Ronald H.W. Cooper has served as Albireo’s President and Chief Executive Officer since July 2015, and has served as a member of the board of directors of Albireo since September 2015. Albireo, Inc. entered into an employment agreement with Mr. Cooper in July 2015, pursuant to which Mr. Cooper has served as Albireo’s President and Chief Executive Officer, and Mr. Cooper was elected as a director of Albireo in September 2015. Mr. Cooper’s employment agreement provides for a base salary of $400,000 per year, subject to increase from time to time by Albireo’s board of directors, as well as a signing bonus in an amount that reflects the amount of salary that Mr. Cooper would have earned if he had been employed for the period between June 11, 2015 and July 27, 2015, the effective date of his employment. The employment agreement also provides that he is eligible to participate in any annual bonus plan provided by Albireo for its executives generally, as in effect from time to time. Mr. Cooper’s annual target bonus will be 50% of his base salary, with the actual amount of the bonus, if any, to be determined by Albireo’s board of directors in accordance with the applicable performance criteria as reasonably established by Albireo’s board of directors after consultation with Mr. Cooper. The employment agreement also provides that Mr. Cooper is entitled to participate in all of Albireo’s employee benefit plans from time to time in effect for Albireo’s employees generally, including any long-term disability and 401(k) retirement savings plan, and is entitled to reimbursement of business expenses, reimbursement of up to an aggregate of $15,000 in legal fees associated with reviewing and negotiating his employment agreement and related equity documents, reimbursement of up to an aggregate of $80,000 of Mr. Cooper’s relocation expenses, and paid vacation time.

If Albireo terminates Mr. Cooper’s employment other than for “cause,” or if he terminates his employment with Albireo for “good reason,” he will be entitled to severance payments for 12 months at his then-current base salary, payment for 12 months of the portion of the healthcare premiums that Albireo paid prior to his termination if he elects and remains eligible for Consolidated Omnibus Budget Reconciliation Act, or COBRA, (or mini-COBRA) health benefits, and a pro-rata portion of Mr. Cooper’s annual bonus for the fiscal year in which the date of termination occurs, as well as any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. Under the employment agreement, “cause” means: (i) Mr. Cooper’s willful failure to perform, or gross negligence in the performance of, his material duties and responsibilities to Albireo or any of Albireo’s affiliates that, if capable of cure, is not cured within 30 days of written notice; (ii) conduct by him that constitutes fraud, embezzlement or other material dishonesty with respect to Albireo or any of its affiliates; (iii) his commission of, or plea of nolo contendere to, a felony or other crime of moral turpitude; or (iv) his material breach of his employment agreement, any shareholder or option agreement between him and Albireo or any of Albireo’s affiliates or of any fiduciary duty that he has to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice. Under the employment agreement, “good reason” means the occurrence, without Mr. Cooper’s consent, of: (i) a material diminution in the nature or scope of his titles, duties, authority or responsibilities; (ii) a requirement that he relocate his principal work location to a location outside of the United States and Canada; or (iii) a material reduction in his then current base salary. A termination by Mr. Cooper for good reason requires that he provide notice to Albireo within 30 days after the occurrence of the condition, that Albireo fail to remedy the condition within 30 days and that he terminate his employment within 30 days following the expiration of the period Albireo has to remedy the condition.

If Albireo terminates Mr. Cooper’s employment for cause, he will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred.

Mr. Cooper may terminate his employment at any time by giving 30 days prior written notice, in which case he will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. If Albireo’s board of directors waives part or all of the 30-day notice period, Albireo will also pay Mr. Cooper his base salary for the period waived.

If Mr. Cooper’s employment is terminated due to his disability or death, he or his estate will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred, and a pro-rata portion of Mr. Cooper’s annual bonus for the fiscal year in which the date of termination occurs. If Albireo does not terminate his employment during any period when Mr. Cooper is disabled, Albireo may designate another employee to act in his place during such period, but Mr. Cooper will continue to receive his base salary and participate in Albireo’s employee benefit plans until he becomes eligible for disability income benefits under Albireo’s disability income plan, if any, or until his employment is terminated.

Mr. Cooper is subject to confidentiality and protection of intellectual property provisions as well as to non-competition and non-solicitation provisions during his employment with Albireo and the 12 months thereafter.

Jan P. Mattsson, Ph.D.

Jan P. Mattsson, Ph.D. has served as Chief Operating Officer of Albireo since February 2010. Dr. Mattsson is a co-founder of Albireo and served as the Vice President of Operations from February 2008 to February 2010. He has served as Chief Operating Officer of Albireo AB since February 2010, and Managing Director since March 2008. He has also served as Managing Director of Elobix AB since November 2013. He has served as a director of Albireo AB since May 2008 and Elobix AB since November 2013. He served as a director of Albireo from February 2008 to April 2015. Albireo AB entered into an employment agreement with Dr. Mattsson in February 2008. Dr. Mattsson’s employment agreement provides for a base salary of SEK 85,500 per month, subject to Albireo’s annual review in accordance with the applicable collective bargaining agreement and company policy applicable from time to time. The most recent adjustment, in October 2015, increased Dr. Mattsson’s base salary to $230,000 per year effective January 1, 2015, which represented a 16.6% increase from his prior base salary of $197,300 per year. Dr. Mattsson’s employment agreement also provides that he is eligible for a discretionary annual bonus based on the achievement of annual performance targets identified for him, subject to Albireo’s right to amend or cancel the bonus plan at Albireo’s discretion and, once the bonus performance criteria are determined for a particular year, Dr. Mattsson’s approval. The employment agreement provides for a maximum bonus of 27% of his annual base salary for the year 2008 if all annual performance targets were met. Dr. Mattsson’s current maximum bonus is 35% of his annual base salary for the year 2016. Dr. Mattsson’s bonus eligibility for 2015 was based primarily on the achievement of Albireo performance targets as well as individual performance targets. The employment agreement also provides that Dr. Mattsson is entitled to participate in Albireo’s insurance and pension benefit plans and is entitled to occupational group life insurance, industrial (occupational) injury insurance, business expense reimbursement and paid vacation and sick time.

In addition, the employment agreement provides that Dr. Mattsson was entitled to receive at least a specified equity grant under an equity program sponsored by Albireo, subject to the terms of the program, which he was granted in 2008.

Dr. Mattsson’s employment agreement is valid for an indefinite term and is subject to the terms and conditions set out in a separate collective bargaining agreement applicable from time to time. Dr. Mattsson may terminate the employment agreement subject to three months’ notice and Albireo may terminate the employment agreement subject to six months’ notice, or such additional notice period as may be required by the applicable collective bargaining agreement. Dr. Mattsson is also subject to confidentiality and protection of intellectual property provisions.

Thomas A. Shea

Thomas A. Shea has served as Albireo’s Chief Financial Officer since July 2016. Albireo, Inc. entered into an employment agreement with Mr. Shea effective as of August 2016, pursuant to which Mr. Shea has served as Albireo’s Chief Financial Officer. The employment agreement provides for a base salary of $320,000 per year, subject to increase from time to time by Albireo’s board of directors. Mr. Shea’s employment agreement also provides that he is eligible to participate in any annual bonus plan provided by Albireo for its executives generally, as in effect from time to time. The employment agreement provides that Mr. Shea’s annual target bonus will be 35% of his base salary (subject to increase from time to time by Albireo’s board of directors), with the actual amount of the bonus, if any, to be determined by Albireo’s board of directors. The employment agreement also provides that Mr. Shea is entitled to participate in all of Albireo’s employee benefit plans from time to time in effect for Albireo’s employees generally, including any long-term disability and 401(k) retirement savings plan and is entitled to reimbursement of business expenses and paid vacation time.

In addition, the employment agreement provides that Mr. Shea will receive a stock option grant exercisable for approximately 1.0% of the outstanding shares of the Company at an exercise price equal to the fair market value of the common stock on the grant date as determined by the Company’s board of directors or compensation committee. On November 3, 2016, following the closing of the Transaction, the Company granted Mr. Shea an option to purchase 62,947 shares of the Company’s common stock having an exercise price of $19.47 per share, which vests as to 25% of the shares on July 8, 2017, with the remainder vesting in equal installments on the last day of the 12 consecutive calendar quarters beginning with September 30, 2017. The employment agreement also provides that upon a defined change of control, all of his then outstanding unvested options and any other rights to purchase Albireo shares will become fully vested and exercisable and any vesting-like restrictions will lapse in full, unless earlier vesting is provided for in the applicable program under which such option or other right to purchase Albireo shares was granted or under applicable law. The Transaction is not a change of control under the employment agreement.

If Albireo terminates Mr. Shea’s employment other than for cause or if he terminates his employment with Albireo for good reason, he will be entitled to severance payments for 12 months at his then-current base salary, payment for 12 months of the portion of the healthcare premiums that Albireo paid prior to his termination if he elects and remains eligible for COBRA (or mini-COBRA) health benefits and, if such termination occurs concurrent with or within 12 months following a change or control or in connection but within three months prior to a change of control, payment of his then-current target bonus, payable over 12 months. He will also be entitled to any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. Under the employment agreement, “cause” means (i) Mr. Shea’s willful failure to perform, or gross negligence in the performance of, his material duties and responsibilities to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice, (ii) conduct by him that constitutes fraud, embezzlement or other material dishonesty with respect to Albireo or any of its affiliates, (iii) his commission of, or plea of nolo contendere to, a felony or other crime of moral turpitude, or (iv) his material breach of his employment agreement, any shareholder or option agreement between him and Albireo or any of Albireo’s affiliates or of any fiduciary duty that he has to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice. Under the employment agreement, “good reason” means the occurrence, without Mr. Shea’s consent, of (i) a material diminution in the nature or scope of his titles, duties, authority or responsibilities; (ii) a requirement that he relocate his principal work location to a location more than 30 miles outside of Boston, Massachusetts; or (iii) a material reduction in his then current base salary. A termination by Mr. Shea for good reason requires that he provide notice to Albireo within 30 days after the occurrence of the condition, that Albireo fails to remedy the condition within 30 days and that he terminate his employment within 30 days following the expiration of the period Albireo has to remedy the condition.

If Albireo terminates Mr. Shea’s employment for cause, he will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred.

If Mr. Shea’s employment is terminated due to his disability or death, he or his estate will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. If Albireo does not terminate his employment during any period when Mr. Shea is disabled, Albireo may designate another employee to act in his place during such period, but Mr. Shea will continue to receive his base salary and participate in Albireo’s employee benefit plans until he becomes eligible for disability income benefits under Albireo’s disability income plan, if any, or until his employment is terminated.

Mr. Shea is subject to confidentiality and protection of intellectual property provisions as well as to non-competition and non-solicitation provisions during his employment with Albireo and the 12 months thereafter.

Paresh N. Soni, M.D., Ph.D.

Paresh N. Soni, M.D., Ph.D. has served as Albireo’s Chief Medical Officer since September 2016. Albireo, Inc. entered into an employment agreement with Dr. Soni effective as of September 2016, pursuant to which Dr. Soni serves as Albireo’s Chief Medical Officer. The employment agreement provides for a base salary of $375,000 per year, subject to increase from time to time by Albireo’s board of directors. Dr. Soni’s employment agreement also provides that he is eligible to participate in any annual bonus plan provided by Albireo for its executives generally, as in effect from time to time. The employment agreement provides that Dr. Soni’s annual target bonus will be 35% of his base salary (subject to increase from time to time by Albireo’s board of directors), with the actual amount of the bonus, if any, to be determined by Albireo’s board of directors. The employment agreement also provides for payment by the Company of up to $50,000 of relocation expenses and up to $5,000 per month (or up to $20,000 in the aggregate) of temporary housing expenses for Dr. Soni’s relocation to the Company’s office in Massachusetts, which Dr. Soni is required to repay to the Company if he voluntary terminates his employment, or the Company terminates his employment for cause, within 18 months after September 2016. The employment agreement also provides that Dr. Soni is entitled to participate in all of Albireo’s employee benefit plans from time to time in effect for Albireo’s employees generally, including any long-term disability and 401(k) retirement savings plan and is entitled to reimbursement of business expenses and paid vacation time.

In addition, the employment agreement provides that Dr. Soni will receive a stock option grant exercisable for approximately 1.3% of the outstanding shares of the Company at an exercise price equal to the fair market value of the common stock on the grant date as determined by the Company’s board of directors or compensation committee. On November 3, 2016, following the Closing, the Company granted Dr. Soni an option to purchase 81,831 shares of the Company’s common stock having an exercise price of $19.47 per share, which vests as to 25% of the shares on September 6, 2017, with the remainder vesting in equal installments on the last day of the 12 consecutive calendar quarters beginning with December 31, 2017. The employment agreement also provides that upon a change of control as defined, all of his then outstanding unvested options and any other rights to purchase Albireo shares will become fully vested and exercisable and any vesting-like restrictions will lapse in full, unless earlier vesting is provided for in the applicable program under which such option or other right to purchase Albireo shares was granted or under applicable law. The Transaction is not a change of control under the employment agreement.

If Albireo terminates Dr. Soni’s employment other than for cause or if he terminates his employment with Albireo for good reason, he will be entitled to severance payments for 12 months at his then-current base salary, payment for 12 months of the portion of the healthcare premiums that Albireo paid prior to his termination if he elects and remains eligible for COBRA (or mini-COBRA) health benefits and, if such termination occurs concurrent with or within 12 months following a change or control or in connection but within three months prior to a change of control, payment of his then-current target bonus, payable over 12 months. He will also be entitled to any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. Under the employment agreement, “cause” means (i) Dr. Soni’s willful failure to perform, or gross negligence in the performance of, his material duties and responsibilities to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice, (ii) conduct by him that constitutes fraud, embezzlement or other material dishonesty with respect to Albireo or any of its affiliates, (iii) his commission of, or plea of nolo contendere to, a felony or other crime of moral turpitude, or (iv) his material breach of his employment agreement, any shareholder or option agreement between him and Albireo or any of Albireo’s affiliates or of any fiduciary duty that he has to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice. Under the employment agreement, “good reason” means the occurrence, without Dr. Soni’s consent, of (i) a material diminution in the nature or scope of his titles, duties, authority or responsibilities; (ii) a requirement that he relocate his principal work location to a location more than 30 miles outside of Boston, Massachusetts; or (iii) a material reduction in his then current base salary. A termination by Dr. Soni for good reason requires that he provide notice to Albireo within 30 days after the occurrence of the condition, that Albireo fails to remedy the condition within 30 days and that he terminate his employment within 30 days following the expiration of the period Albireo has to remedy the condition.

If Albireo terminates Dr. Soni’s employment for cause, he will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred.

If Dr. Soni’s employment is terminated due to his disability or death, he or his estate will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. If Albireo does not terminate his employment during any period when Dr. Soni is disabled, Albireo may designate another employee to act in his place during such period, but Dr. Soni will continue to receive his base salary and participate in Albireo’s employee benefit plans until he becomes eligible for disability income benefits under Albireo’s disability income plan, if any, or until his employment is terminated.

Dr. Soni is subject to confidentiality and protection of intellectual property provisions as well as to non-competition and non-solicitation provisions during his employment with Albireo and the 12 months thereafter.

Martha J. Carter

Martha J. Carter has served as our Chief Regulatory Officer since November 2016. We entered into an employment agreement with Ms. Carter effective as of November 2016, which provides for a base salary of $355,000 per year, subject to increase from time to time by our board of directors. In addition, the employment agreement provides that we will pay her a signing bonus of $20,000 if she remains employed by us 30 days after the effective date of her employment agreement. Ms. Carter’s employment agreement also provides that she is eligible to participate in any annual bonus plan that we provide for our executives generally, as in effect from time to time. The employment agreement provides that Ms. Carter’s annual target bonus will be 35% of her base salary (subject to increase from time to time by our board of directors), with the actual amount of the bonus, if any, to be determined by our board of directors. The employment agreement also provides that Ms. Carter is entitled to participate in all of our employee benefit plans from time to time in effect for our employees generally, including any long-term disability and 401(k) retirement savings plan and is entitled to reimbursement of business expenses and paid vacation time.

In addition, the employment agreement provides that Ms. Carter would receive a stock option grant exercisable for 62,947 shares of our common stock at an exercise price equal to the fair market value of the common stock on the grant date as determined by our board of directors or compensation committee. On November 28, 2016, we granted Ms. Carter an option to purchase 62,947 shares of our common stock having an exercise price of $29.76 per share, which vests as to 25% of the shares on November 28, 2017, with the remainder vesting in equal installments on the last day of the 12 consecutive calendar quarters beginning with March 31, 2018. The employment agreement also provides that upon a defined change of control, all of her then outstanding unvested options and any other rights to purchase our shares will become fully vested and exercisable and any vesting-like restrictions will lapse in full, unless earlier vesting is provided for in the applicable program under which such option or other right to purchase our shares was granted or under applicable law.

If we terminates Ms. Carter’s employment other than for cause or if she terminates her employment with us for good reason, she will be entitled to severance payments for 12 months at her then-current base salary, payment for 12 months of the portion of the healthcare premiums that we paid prior to her termination if she elects and remains eligible for COBRA (or mini-COBRA) health benefits and, if such termination occurs concurrent with or within 12 months following a change or control or in connection but within three months prior to a change of control, payment of her then-current target bonus, payable over 12 months. She will also be entitled to any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. Under the employment agreement, “cause” means (i) Ms. Carter’s willful failure to perform, or gross negligence in the performance of, her material duties and responsibilities to us or any of our affiliates that, if capable of cure, is not cured within 30 days of written notice, (ii) conduct by her that constitutes fraud, embezzlement or other material dishonesty with respect to us or any of our affiliates, (iii) her commission of, or plea of nolo contendere to, a felony or other crime of moral turpitude, or (iv) her material breach of her employment agreement, any shareholder or option agreement between her and us or any of our affiliates or of any fiduciary duty that she has to us or any of our affiliates that, if capable of cure, is not cured within 30 days of written notice. Under the employment agreement, “good reason” means the occurrence, without Ms. Carter’s consent, of (i) a material diminution in the nature or scope of her titles, duties, authority or responsibilities; (ii) a requirement that she relocate her principal work location to a location more than 30 miles outside of Boston, Massachusetts; or (iii) a material reduction in her then current base salary. A termination by Ms. Carter for good reason requires that she provide notice to us within 30 days after the occurrence of the condition, that we fail to remedy the condition within 30 days and that she terminate her employment within 30 days following the expiration of the period we have to remedy the condition.

If we terminate Ms. Carter’s employment for cause, she will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred.

If Ms. Carter’s employment is terminated due to her disability or death, she or her estate will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. If we do not terminate her employment during any period when Ms. Carter is disabled, we may designate another employee to act in her place during such period, but Ms. Carter will continue to receive her base salary and participate in our employee benefit plans until she becomes eligible for disability income benefits under our disability income plan, if any, or until her employment is terminated.

Ms. Carter is subject to confidentiality and protection of intellectual property provisions as well as to non-competition and non-solicitation provisions during her employment with us and the 12 months thereafter.

Peter A. Zorn

Peter A. Zorn has served as Senior Vice President, Corporate Development and General Counsel of Albireo since July 2015. Albireo, Inc. entered into an employment agreement with Mr. Zorn in February 2016, effective as of July 2015, pursuant to which Mr. Zorn has served as Albireo’s Senior Vice President, Corporate Development and General Counsel. The employment agreement provides for a base salary of $270,000 per year, subject to increase from time to time by Albireo’s board of directors. Mr. Zorn’s employment agreement also provides that he is eligible to participate in any annual bonus plan provided by Albireo for its executives generally, as in effect from time to time. The employment agreement provides that Mr. Zorn’s annual target bonus will be 30% of his base salary (subject to increase from time to time by Albireo’s board of directors), with the actual amount of the bonus, if any, to be determined by Albireo’s board of directors. In April 2016, Albireo’s board of directors confirmed an increase to Mr. Zorn’s target bonus percentage to 35%. The employment agreement also provides that Mr. Zorn is entitled to participate in all of Albireo’s employee benefit plans from time to time in effect for Albireo’s employees generally, including any long-term disability and 401(k) retirement savings plan and is entitled to reimbursement of business expenses and paid vacation time.

In addition, the employment agreement provides that Mr. Zorn will receive at least a specified stock option grant under an equity program sponsored by Albireo, subject to the terms of the program. Subsequently in April 2016, Albireo’s board of directors granted to Mr. Zorn an option to purchase 749,267 ordinary A shares of Albireo that vest with respect to 25% of the shares on July 1, 2016 and with respect to the remaining shares in equal amounts monthly thereafter until July 1, 2019, and which was replaced by a

Replacement Option to purchase 52,441 shares of the Company’s common stock in conjunction with the Transaction. The employment agreement also provides that upon a change of control as defined, all of his then outstanding unvested options and any other rights to purchase Albireo shares will become fully vested and exercisable and any vesting-like restrictions will lapse in full, unless earlier vesting is provided for in the applicable program under which such option or other right to purchase Albireo shares was granted or under applicable law. The Transaction is not a change of control under the employment agreement.

If Albireo terminates Mr. Zorn’s employment other than for cause or if he terminates his employment with Albireo for good reason, he will be entitled to severance payments for 12 months at his then-current base salary, payment for 12 months of the portion of the healthcare premiums that Albireo paid prior to his termination if he elects and remains eligible for COBRA (or mini-COBRA) health benefits and, if such termination occurs concurrent with or within 12 months following a change or control or in connection but within three months prior to a change of control, payment of his then-current target bonus, payable over 12 months. He will also be entitled to any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. Under the employment agreement, “cause” means (i) Mr. Zorn’s willful failure to perform, or gross negligence in the performance of, his material duties and responsibilities to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice, (ii) conduct by him that constitutes fraud, embezzlement or other material dishonesty with respect to Albireo or any of its affiliates, (iii) his commission of, or plea of nolo contendere to, a felony or other crime of moral turpitude, or (iv) his material breach of his employment agreement, any shareholder or option agreement between him and Albireo or any of Albireo’s affiliates or of any fiduciary duty that he has to Albireo or any of its affiliates that, if capable of cure, is not cured within 30 days of written notice. Under the employment agreement, “good reason” means the occurrence, without Mr. Zorn’s consent, of (i) a material diminution in the nature or scope of his titles, duties, authority or responsibilities; (ii) a requirement that he relocate his principal work location to a location more than 30 miles outside of Boston, Massachusetts; or (iii) a material reduction in his then current base salary. A termination by Mr. Zorn for good reason requires that he provide notice to Albireo within 30 days after the occurrence of the condition, that Albireo fails to remedy the condition within 30 days and that he terminate his employment within 30 days following the expiration of the period Albireo has to remedy the condition.

If Albireo terminates Mr. Zorn’s employment for cause, he will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred.

If Mr. Zorn’s employment is terminated due to his disability or death, he or his estate will be entitled to receive any base salary earned but not paid through the date of termination, pay for any vacation time earned but not used through the date of termination, any business expenses incurred but unreimbursed on the date of termination, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurred. If Albireo does not terminate his employment during any period when Mr. Zorn is disabled, Albireo may designate another employee to act in his place during such period, but Mr. Zorn will continue to receive his base salary and participate in Albireo’s employee benefit plans until he becomes eligible for disability income benefits under Albireo’s disability income plan, if any, or until his employment is terminated.

Mr. Zorn is subject to confidentiality and protection of intellectual property provisions as well as to non-competition and non-solicitation provisions during his employment with Albireo and the 12 months thereafter.

Director and Officer Indemnification and Insurance

On November 3, 2016, we entered into indemnification agreements with each of its directors and executive officers, David Chiswell, Ph.D., Ronald H.W. Cooper, Julia R. Brown, Michael Gutch, Ph.D., Denise Scots-Knight, Ph.D., Heather Preston, M.D., Davey S. Scoon, Jan P. Mattsson, Ph.D., Thomas A. Shea, Paresh N. Soni, M.D., Ph.D, and Peter A. Zorn. We entered into an indemnification agreement with Martha J. Carter on November 28, 2016 in connection with her joining the Company as an executive officer. Pursuant to the indemnification agreements, we have agreed to indemnify and hold harmless these directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay in connection with any proceeding in any way connected with, resulting from or relating to his or her service as a current or former director, officer, employee or agent of the Company or any direct or indirect subsidiary of the Company. The agreements also provide for the advancement of expenses to the directors and officers subject to specified conditions. There are certain exceptions to our obligation to indemnify the directors and officers, including with respect to “short-swing” profit claims under Section 16(b) of the Securities Exchange Act of 1934, as amended; with respect to conduct by him or her that is established to be knowingly fraudulent or deliberately dishonest or constituted willful misconduct; and, with certain exceptions, with respect to proceedings that he or she initiates.

In addition, the Exchange Agreement provides that, for a period of six years following the completion of the Transaction, we will indemnify and hold harmless each person who is now, or has been at any time prior to the closing of the Transaction or who becomes prior to the closing, a director or officer of Albireo Limited, Biodel or any of their respective subsidiaries against all claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to the fact that such indemnified person is or was a director or officer of Albireo Limited, Biodel or any of their respective subsidiaries, whether asserted or claimed prior to, at or after the closing of the Transaction, to the fullest extent permitted under applicable law and the organizational documents of Albireo Limited, Biodel or any of their respective subsidiaries, as applicable. Each indemnified person will, to the fullest extent permitted under applicable law and the organization documents of Albireo Limited, Biodel or any of their respective subsidiaries, as applicable, be entitled to advancement of expenses incurred in the defense of any such claim, action, suit, proceeding or investigation from each of the Albireo Limited, Biodel or any of their respective subsidiaries, as applicable, jointly and severally, upon receipt by Biodel or Albireo Limited from the indemnified person of a request for such advancement of expenses. However, any person to whom expenses are advanced must provide an undertaking, to the extent then required by applicable law, to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

We have obtained insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities that might be imposed as a result of, actions, suits or proceedings to which they are parties by reason of being or having been directors or officers. In addition, in accordance with the Exchange Agreement, we procured officers’ liability insurance policy covering the individuals who served as our directors and officers prior to the completion of the Transaction for acts, errors, omissions, facts or events occurring on or before the completion of the Transaction.

Policy for Approval of Related Person Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related persons under Item 404 of Regulation S-K, has or will have a direct or indirect material interest.

In reviewing and approving such transactions, the Audit Committee will obtain, or will direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion will be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chair of the Audit Committee in some circumstances. No related person transaction will be entered into prior to the completion of these procedures.

The Audit Committee or its chair, as the case may be, will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chair determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members has an interest.

Director Independence

Our common stock is listed on the NASDAQ Capital Market. Under Rule 5605(b)(1) of the NASDAQ Marketplace Rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and governance and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that none of Dr. Chiswell, Ms. Brown, Dr. Gutch, Dr. Scots-Knight, Dr. Preston or Mr. Scoon, representing six out of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. Cooper is employed by the Company and is therefore not independent under NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, our independent registered public accounting firm (“BDO”), for the audit of our financial statements for the years ended September 30, 2016 and September 30, 2015, and fees billed for other services rendered by BDO during those periods.

As previously disclosed, as a result of the Transaction, the Audit Committee approved the dismissal of BDO as our independent registered public accounting firm once it completed the audit of Biodel Inc. for the fiscal year ended September 30, 2016. At the completion of the Transaction, on November 3, 2016, our board of directors engaged Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2016.

	2015	2016
Audit fees: (1)	$289,950	$166,403
Audit related fees:	—	—
Tax fees: (2)	24,395	52,289
All other fees:	—	—

Total	$314,345	$218,692

(1)	2015 represents $191,400 for audit fees and $98,550 for a review of a prospectus and comfort letters. 2016 represents $141,075 for audit fees and $25,328 for review of proxies.
(2)	Tax fees consist principally of assistance with federal, state, local and foreign tax compliance and reporting, including Section 280G assessment.

The percentage of services set forth above in the category that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1)

and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBIREO PHARMA, INC.

Date: December 22, 2016	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President and Chief Executive Officer	December 22, 2016
Ronald H.W. Cooper	(principal executive officer)

/s/ Thomas A. Shea	Chief Financial Officer	December 22, 2016
Thomas A. Shea	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	December 22, 2016
David Chiswell, Ph.D.

/s/ Julia R. Brown	Director	December 22, 2016
Julia R. Brown

/s/ Michael Gutch, Ph.D.	Director	December 22, 2016
Michael Gutch, Ph.D.

/s/ Denise Scots-Knight, Ph.D.	Director	December 22, 2016
Denise Scots-Knight, Ph.D.

/s/ Heather Preston, M.D.	Director	December 22, 2016
Heather Preston, M.D.

/s/ Davey S. Scoon	Director	December 22, 2016
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (formerly known as Biodel Inc.) as of September 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albireo Pharma, Inc. (formerly known as Biodel Inc.) as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 1, the Company completed a share exchange transaction on November 3, 2016 and the business of Albireo Limited became the Biodel Inc. business.  The Company’s corporate name was changed to Albireo Pharma, Inc.  These consolidated financial statements represent the financial position as of September 30, 2016 and 2015, and the results of operations and cash flows for the years then ended for Biodel Inc., prior to the completion of the share exchange transaction.

/s/ BDO USA, LLP

New York, New York

December 22, 2016

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2015	2016
ASSETS
Current:
Cash and cash equivalents	$40,845	$28,684
Restricted cash	—	21
Prepaid and other assets	262	130
Total current assets	41,107	28,835
Property and equipment, net	280	—
Intellectual property, net	37	34
Total assets	$41,424	$28,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$421	$150
Accrued expenses:
Clinical trial expenses	1	—
Payroll and related	863	354
Accounting and legal fees	289	192
Other	234	1,375
Total current liabilities	1,808	2,071
Common stock warrant liability	5	1
Other long term liabilities	54	358
Total liabilities	1,867	2,430
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 50,000,000 shares authorized, 1,909,410 and 0 issued and outstanding	19	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,071,706 * and 2,138,275 * issued and outstanding, respectively	21	21
Additional paid-in capital	287,813	288,469
Accumulated deficit	(248,296)	(262,051)
Total stockholders’ equity	39,557	26,439
Total liabilities and stockholders’ equity	$41,424	$28,869

*Restated for a 1-for-30 reverse stock split effected November 3, 2016.

See accompanying notes to financial statements.

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	September 30,
	2015	2016
Revenue	$—	$—
Operating expenses:
Research and development	13,365	3,682
General and administrative	6,402	10,289
Total operating expenses	19,767	13,971
Other expense/(income):
Interest and other income	(52)	(264)
Adjustments to fair value of common stock warrant liability	(1,009)	(4)
Loss on fixed asset	2	—
Loss before tax provision	18,708	13,703
Tax provision	29	52
Net loss	$(18,737)	$(13,755)
Net loss per share — basic and diluted*	$(13.70)	$(6.45)
Weighted average shares outstanding — basic and diluted*	1,367,261	2,133,709

*Restated for a 1-for-30 reverse stock split effected November 3, 2016.

See accompanying notes to financial statements.

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

	Common Stock $0.01 Par Value		Series B Preferred stock $0.01 Par Value		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2014	769,318	$8	1,950,000	$19	$252,327	$(229,559)	$22,795
Proceeds from ATM facility	34,757	—	—	—	1,591	—	1,591
Proceeds from equity line	15,000	—	—	—	672	—	672
Proceeds from April 2015 Public Offering	1,250,000	13	—	—	32,136	—	32,149
Conversion of Series B preferred stock	1,353	—	(40,590)	—	—	—	—
Stock-based compensation	—	—	—	—	868	—	868
Proceeds from the sale of stock — ESPP	1,278	—	—	—	41	—	41
Accrued bonus liability settled with RSUs	—	—	—	—	178	—	178
Net loss	—	—	—	—	—	(18,737)	(18,737)
Balance, September 30, 2015	2,071,706	$21	1,909,410	$19	$287,813	$(248,296)	$39,557
Conversion of Series B preferred stock	63,647	—	(1,909,410)	(19)	19	—	—
Stock-based compensation	—	—	—	—	637	—	637
RSUs issued to settle bonus liability	2,922	—	—	—	—	—	—
Net loss	—	—	—	—	—	(13,755)	(13,755)
Balance, September 30, 2016	2,138,275	$21	—	$—	$288,469	$(262,051)	$26,439

See accompanying notes to financial statements.

Albireo Pharma, Inc. (f/k/a Biodel Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	September 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(18,737)	$(13,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	81
Gain on sale of property and equipment	—	(202)
Stock-based compensation for employees and directors	868	637
Adjustment to fair value of common stock warrant liability	(1,009)	(4)
Decrease in:
Prepaid expenses and other assets	51	130
Income taxes receivable	3	2
Increase (decrease) in:
Accounts payable	249	(271)
Accrued expenses and other liabilities	175	838
Total adjustments	534	1,211
Net cash used in operating activities	(18,203)	(12,544)
Cash flows from investing activities:
Sale of property and equipment	7	404
Net cash provided by investing activities	7	404
Cash flows from financing activities:
Restricted cash	—	(21)
Net proceeds from employee stock purchase plan	41	—
Net proceeds from ATM facility	1,591	—
Net proceeds from equity line	672	—
Net proceeds from sale of common stock	32,149	—
Net cash provided by (used in) financing activities	34,453	(21)
Net increase (decrease) in cash and cash equivalents	16,257	(12,161)
Cash and cash equivalents, beginning of period	24,588	40,845
Cash and cash equivalents, end of period	$40,845	$28,684
Cash paid for interest and income taxes:
Interest	$—	$—
Income taxes	26	22
Non-cash financing and investing activities
Issuance of restricted stock units to settle bonus accrual	178	—

See accompanying notes to financial statements.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Business

Biodel Inc. (now known as Albireo Pharma, Inc.) and its wholly owned subsidiary (collectively, "Biodel" or the "Company") was as of September 30, 2016 a specialty biopharmaceutical company located in Danbury, Connecticut. The Company was incorporated in the State of Delaware on December 3, 2003 and commenced operations in January 2004. The Company formed a wholly owned inactive subsidiary in the United Kingdom in October 2011 ("Biodel UK Limited").

The Company historically has been focused on the development and commercialization of innovative treatments for diabetes. Historically, the Company has devoted substantially all of its research, development and clinical efforts and financial resources toward the development of its research and development and clinical programs for its product candidates, including specifically the development of its glucagon emergency management (GEM) product candidate and ultra-rapid-acting insulin product candidate, BIOD-531.

In December 2015, the board of directors approved a plan to explore strategic alternatives to further realize value from the Company’s pipeline assets while preserving the Company’s cash balance to the extent practicable. As a result of the board’s decision, the Company stopped further research and development of its product pipeline and its preclinical programs to reduce operating expenses and terminated all active clinical studies.

In January 2016, the Company retained Ladenburg Thalmann & Co., Inc., or Ladenburg Thalmann, to assist in the process of evaluating strategic alternatives. Working with Ladenburg Thalmann and legal advisors, the Company conducted a process of identifying and evaluating potential strategic transactions. Also in January 2016, the Company completed a reduction in force of 15 non-executive employees designed to reduce operating expenditures while exploring strategic alternatives. The January 2016 reduction in force was in addition to the 10-person reduction in force that was completed in October 2015, which was designed to reduce infrastructure costs and improve efficiency of research and quality-related activities.

On May 24, 2016, the Company entered into a Share Exchange Agreement with Albireo Limited and the shareholders and noteholders of Albireo Limited, which was subsequently amended and restated on July 13, 2016.  The Company refers to the amended and restated Share Exchange Agreement as the “Exchange Agreement.” The Exchange Agreement contains the terms and conditions of the business combination of Biodel and Albireo Limited. Under the Exchange Agreement, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares agreed to sell their shares of Albireo Limited for newly issued shares of Biodel common stock, which the Company refers to as the “Transaction.” On November 3, 2016, the Transaction was completed and the business of Albireo Limited became the business of Biodel (see Note 11).

On November 3, 2016, the Transaction completed and the Company effected a 1-for-30 reverse stock split of its common stock. All common stock share amounts and prices per share of common stock in these Consolidated Financial Statements have been retroactively adjusted to reflect the reverse stock split.

As a result of the Transaction, on November 3, 2016 the Company’s board of directors decided to change the Company’s fiscal year end from September 30 to December 31.  Because the Company’s 2016 fiscal year ended before the date on which the Company determined to change its fiscal year end, the Company will file its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 with the SEC on or before December 29, 2016.  As the transition period covers a period of less than six months, in accordance with the SEC’s transition report rule as set forth in Rule 13a-10 of the Securities Exchange Act of 1934 as amended, the Company expects to file a transition report on Form 10-K within 90 days of December 31, 2016 containing the necessary financial information for the transition period.

2. Summary of Significant Accounting Policies

Research and Development Costs

As of September 30, 2016, the Company is in the business of research and development and, therefore, research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers. Research and development costs are expensed when incurred. Research and development costs aggregated $13,365 and $3,682 for the years ended September 30, 2015 and 2016, respectively.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2015 and 2016, the Company had cash and cash equivalents of $40,845 and $28,684, respectively, which were primarily held in a premium commercial money market account.

Restricted Cash

Restricted cash was $0 and $21 as of September 30, 2015 and 2016, respectively.  The amount was held in a money market account held with a bank to secure a credit card purchase agreement utilized to facilitate employee travel and certain ordinary purchases.  As of October 11, 2016, this restriction has been lifted.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair values due to their short term maturities. Warrant liability is recorded at fair value.

Pre-Launch Inventory

Inventory costs associated with product candidates that had not yet received regulatory approval were capitalized if the Company believed there was probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit could not be reasonably determined, then pre-launch inventory costs associated with such product candidates were expensed as research and development expense during the period the costs were incurred. Because all of its product candidates were in early stages of preclinical or clinical development, the Company expensed all purchases of pre-launch inventory as research and development.

For the years ended September 30, 2015 and 2016, the Company expensed $103 and $0, respectively, of costs associated with the purchase of regular human insulin (RHI) and glucagon as research and development expense after such materials passed quality control inspection by the Company and transfer of title occurred.

Intellectual Property

Intangible assets consisted primarily of capitalized costs associated with the Company’s ultra-rapid-acting insulin patents and the purchase of two domain addresses. They were amortized using the straight-line method over twenty years. If the Company determined that a patent would not result in future revenues, the cost related to such patent was expensed in full on the date of that determination. Intellectual property amortization expense was $3 for each of the years ended September 30, 2015 and 2016.

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

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

years; Manufacturing equipment — 5 years; Device development— 5 years; Facility equipment— 3 years and 7 years; Computer equipment — 5 years; and Computer software — 3 years.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, the Company reviews these assets for impairment and determines whether adjustments are needed to carrying values. There were no adjustments to the carrying value of long-lived assets at September 30, 2015 and 2016.

Warrant Liability

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities From Equity (“ASC 480”), formerly Financial Accounting Standards Board (“FASB”) Staff Position 150-5 (FSP 15-5). Pursuant to ASC 480, a freestanding financial instrument (other than outstanding shares) that, at inception, embodies an obligation to repurchase the issuer’s shares and “requires or may require” the obligation to be settled by transferring assets, qualifies as a liability (if the obligation is conditional, the number of conditions is irrelevant).

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

The Company has experienced significant operating losses since inception. At September 30, 2016, the Company had a deficit accumulated of $262,051. As of September 30, 2016, the Company had generated no revenue and funded its operations principally from the sale of securities. On November 3, 2016, the Company completed the Transaction with Albireo Limited and the business of Albireo Limited became the business of the Company.

The Company had been developing its first product candidates and had no products that have received regulatory approval. In December 2015, the board of directors approved a plan to explore strategic alternatives to further realize value from the Company's pipeline assets while preserving the Company's cash balance to the extent practicable. As a result of the board's decision, the Company stopped further research and development of its product pipeline and its preclinical programs to reduce operating expenses and terminated all active clinical studies.

Stock-Based Compensation

In March 2013, the stockholders of the Company approved the amended and restated 2010 Stock Incentive Plan (the “2010 Plan”). Up to 125,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

51,357 shares of common stock underlying already outstanding awards under the Company’s prior plans. As of September 30, 2016, the Company had a total of 138,354 shares of common stock subject to outstanding awards from prior and current plans. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010, the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaced the 2004 Stock Incentive Plan and 2005 Non-Employee Directors Stock Option Plan.

The Company uses the Black-Scholes pricing model to calculate the fair value of stock options. The expected life for grants was calculated in accordance with the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 14.D.2 in accordance with SAB No. 110. The Company bases its estimates of expected volatility on the Company’s historical volatility.

The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company estimates forfeitures based on actual forfeitures during its limited history. Additionally, the Company has assumed that dividends will not be paid.

The Company expenses ratably over the vesting period the cost of the stock options granted to employees and directors. The total compensation cost for the years ended September 30, 2015, and 2016 was $868, and $637 respectively. At September 30, 2016, the total compensation cost related to non-vested options not yet recognized was $269, which would have been recognized over the next three years assuming the employees complete their service period for vesting of the options. However, due to the change of control and the termination of employment of the remaining Biodel employees, all outstanding options became fully vested as of November 3, 2016.  The Black-Scholes valuation model assumptions are as follows and were determined as discussed above:

	Year Ended September 30,
	2015	2016
Expected life (in years)	3.77-4.75	3.77-4.75
Expected volatility	61-82%	65-67%
Expected dividend yield	0%	0%
Risk-free interest rate	0.87-1.62%	1.14-1.28%
Weighted-average grant date fair value	$41.40	$8.10

Participating Securities

In June 2008, the FASB issued ASC 260-10-55, Earnings Per Share — Overall  (“ASC 260-10-55”), formerly Financial Statement Position Emerging Issues Task Force 03-6-1. ASC 260-10-55 provides that securities and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Warrant Liability — Given that the warrant holders will participate fully on any dividends or dividend equivalents, the Company determined that the warrants are participating securities and therefore are subject to ASC 260-10-55. These securities were excluded from the per share calculation for all years since their inclusion would be anti-dilutive.

Restricted Stock Units — Given that the holders of Restricted Stock Unit awards (“RSUs”) will only receive dividends or dividend equivalents on RSUs that have vested prior to the Company declaring dividends as well as forfeiting their rights to receive dividends or dividend equivalents on any unvested portion, the Company determined that the RSUs are non-participating securities and therefore are not subject to ASC 260-10-55.

3. Fair Value Measurement

ASC Topic 820, Fair Value Measurement (“ASC 820”), applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, ASC 820 does not require any new fair value measurements. The fair value framework requires

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:

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

As of September 30, 2015 and 2016, the Company had assets and liabilities that fell under the scope of ASC 820. The fair value of the Company’s warrant liability was determined by the Black-Scholes valuation model for the warrants issued in connection with the Company’s May 2011 and June 2012 financings. Accordingly, the Company’s fair value measurements of its warrant liability is classified as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

Description	Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$28,684	$28,684	—	—
Restricted cash	21	21	—	—
Subtotal	28,705	28,705	—	—
Liabilities:
Common stock warrant liability	(1)	—	—	(1)
Subtotal	(1)	—	—	(1)
Total	$28,704	$28,705	$—	$(1)

Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Market Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,845	$40,845	—	—
Subtotal	40,845	40,845	—	—
Liabilities:
Common stock warrant liability	(5)	—	—	(5)
Subtotal	(5)	—	—	(5)
Total	$40,840	$40,845	$—	$(5)

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The Company recognizes transfers into and out of the levels indicated above on the actual date of the event or change in circumstances that caused the transfer of change. All changes within Level 3 can be found in the following Level 3 reconciliation table:

Balance at September 30, 2014	$(1,014)
Decrease in fair value	1,009
Balance at September 30, 2015	(5)
Decrease in fair value	4
Balance at September 30, 2016	$(1)

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

Fair Value Assumptions Used in Accounting for Warrant Liability

The Company has determined its warrant liability to be a Level 3 fair value measurement and used the Black Scholes valuation model to calculate the fair value for the fiscal year ended September 30, 2015 and 2016.

At the measurement date, the Company estimated the fair value for the June 2012 warrants using the Black-Scholes valuation model using the following assumptions:

	September 30, 2015	September 30, 2016
June 2012 Financing
Stock price	$13.20	$12.90
Exercise price	$79.80	$79.80
Risk-free interest rate	0.64%	0.45%
Expected remaining term	1.74 years	0.74 years
Expected volatility	57%	73%
Dividend yield	0%	0%
Warrants outstanding June 2012 financing	91,648	91,648

The Company estimated the fair value for the May 2011 warrants using the Black-Scholes valuation model at the measurement date of September 30, 2015 using the following assumptions:

September 30, 2015
May 2011 Financing
Stock price	$13.20
Exercise price	$297.60
Risk-free interest rate	0.08%
Expected remaining term	0.63 years
Expected volatility	74%
Dividend yield	0%
Warrants outstanding May 2011 financing	75,230

The May 2011 warrants expired in May 2016.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

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

The amount of options, warrants, shares of preferred stock and restricted stock units excluded are as follows:

	Year Ended September 30,
	2015	2016
Common shares issuable upon conversion of Series B Preferred Stock	1,909,410	—
Common shares underlying warrants issued for common stock	166,879	91,648
Stock options	114,486	138,354
Restricted stock units	4,370	—

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2015	2016
Furniture and fixtures	$324	$219
Leasehold improvements	1,548	1,548
Laboratory equipment	2,105	—
Manufacturing equipment	655	—
Facility equipment	65	65
Computer equipment and other	1,308	1,308
Sub-Total	6,005	3,140
Less: Accumulated depreciation and amortization	5,725	3,140
Total	$280	$—

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Depreciation expense for the years ended September 30, 2015 and 2016 was $197 and $81, respectively.

6. Commitments

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. At September 30, 2016, the aggregate amount of compensation due as a result of a change of control was approximately $2,349, as set forth in the respective agreements. As of November 30, 2016, as a result of the completion of the Transaction and upon such time that the employees were terminated, $638 has been paid with the remaining $1,711 scheduled to be paid in January 2017.  These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for customary severance compensation. As of September 30, 2016 and September 30, 2015, no amounts were accrued since communication of the terminations had not been made as of those dates.

Leases

As of September 30, 2016, the Company leased one facility in Danbury, Connecticut for office space.

The Company extended its lease for laboratory space in this facility for three months in January 2016. This lease provided for annual basic lease payments from February 1, 2015 through April 30, 2016 of $68, plus the annual Consumers Price Index (“CPI”) increase for October, not to exceed 6%, plus operating expenses.

The Company extended its lease agreement for additional office space adjacent to its laboratory space for three months in January 2016. This lease provided for annual basic lease payments from February 1, 2015 through April 30, 2016 of $3, plus the annual CPI increase for October, not to exceed 6%, plus operating expenses.

The Company renewed its lease for its corporate office for five years on November 6, 2013. This lease provided for annual basic lease payments from August 1, 2014 through July 31, 2019 of $388, plus the annual CPI increase for May, not to exceed 6%, plus operating expenses. Escalations were on an annual basis from August 1, 2015 through July 31, 2019, and were calculated using the preceding year’s basic lease payment, plus the annual CPI increase for May, not to exceed 6%. On October 27, 2016, the Company signed a lease termination agreement with the landlord.  This agreement allowed for the Company to return the leased premises to the landlord on October 31, 2016 in exchange for a lease buyout payment of $1,284.  The Company vacated the facility on October 31, 2016.

Lease expense for the years ended September 30, 2015 and 2016 was $666 and $652, respectively.

Purchase Commitments

Customization and Commercial Supply Agreement with Unilife Medical Solutions, Inc.

The Company had entered into a customization and commercial supply agreement with Unilife Medical Solutions, Inc. (“Unilife”), a wholly owned subsidiary of Unilife Corporation, a company which designs, develops and manufactures advanced drug delivery devices. The agreement obligated Unilife to develop and supply dual-chamber reconstitution devices to be used with the Company’s glucagon rescue product candidate. The Company was obligated to make payments to Unilife on the achievement of certain development milestones, including a payment of $750 upon the delivery of registration batches for the Company’s glucagon rescue product candidate. On September 11, 2015, the Company filed a complaint in Superior Court in the State of Connecticut against Unilife. The Complaint contained two counts. The First Count sought injunctive relief pending arbitration of certain contract claims relating to the Company’s GEM program. The Second Count sought compensatory and punitive damages from Unilife based on its alleged violation of the Connecticut Unfair Trade Practices Act in connection with the GEM program. As of September 2, 2016, the lawsuit has been settled and the customization and commercial supply agreement has been terminated.

Agreement with Aegis Therapeutics

In June 2012, the Company entered into an agreement with Aegis Therapeutics, LLC (“Aegis”) to acquire an exclusive, sublicensable, worldwide license to the protein stabilization technology. Under the terms of the agreement, Aegis agreed to prepare, file, prosecute and maintain certain patents and patent applications in jurisdictions that the Company may designate from time to time.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

In October 2014, the Company amended this agreement to require the Company to pay Aegis $25 quarterly, beginning June 2015, subject to certain terms and conditions. Aegis agreed to waive the quarterly payments due from the Company, and the Company did not make any payments to Aegis during fiscal year 2015. The agreement with Aegis was terminated in July 2015.

7. Income Taxes

The Company files its tax returns on a fiscal year basis. For the years ended September 30, 2015 and 2016, the Company paid only state taxes.

The provision for income taxes is as follows:

	Year Ended September 30,
	2015	2016
Current expense
Federal	$—	$—
State	29	52
Tax provision	$29	$52

The following reconciles the amount of tax expense at the federal statutory rate to the tax provision (benefit) in operations:

	Year Ended September 30,
	2015	2016
Federal statutory rate	34.00%	34.00%
Federal taxes at statutory rate	$(6,353)	$(4,659)
Tax expense on permanent differences (a)	(56)	217
State taxes, net of federal tax effect	19	35
Valuation allowance increase (b)	6,419	4,459
Other	—	—
Actual tax provision	$29	$52

(a)	Permanent differences were derived from share based compensation and adjustments to common stock warrant liability.
(b)	Net of the Section 382 adjustment.

The following table summarized the activity related to the Company’s liabilities for uncertain tax positions:

Year Ended September 30,
	2015	2016
Balance, beginning of year	$—	$—
Decrease related to prior year’s tax position	—	—
Balance, at end of year	$—	$—

The Company has no uncertain tax positions pursuant to ASC 740-10, Income Taxes, for the years ended September 30, 2015 and 2016.  The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Connecticut. The tax years through 2016 remain open due to net operating loss carry-forwards and are subject to examination by the appropriate governmental agencies in the United States and Connecticut.

As of September 30, 2016, the Company had net operating loss (“NOL”) carry-forwards of approximately $4,500 (net of the Section 382 limitation discussed below) for U.S. federal tax purposes and $144,269 for Connecticut state tax purposes. These loss carry-forwards expire between 2024 and 2036. For Connecticut state income tax purposes, NOLs can only be utilized to the extent that the Company conducts business in Connecticut.

The ability of the Company to utilize its NOL carry-forwards to reduce future taxable income is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company’s taxable income that can be offset by these carry-forwards. As of September 30, 2015, the Company completed a study of the impact of Section 382 limitation on future payments and determined that the statutory provisions limited the Company’s ability to realize future tax benefits. Accordingly, the Company decreased federal net operating loss carry-forwards by approximately $47,827.

As previously disclosed, the Company and Albireo Limited agreed to combine under the terms of the Exchange Agreement.  As of September 30, 2016, the Company determined that it would experience an additional ownership change under Section 382 upon completion of the Transaction.  Therefore, the NOLs incurred prior to completion of the Transaction are subject to reduction, with the remaining NOLs subject to an annual limitation for federal income tax purposes, and all remaining tax credits were forfeited.  Based on the current computations, the applicable annual NOL limitation is approximately $224.  The Company decreased federal net operating loss carry-forwards by approximately $37,518.  In addition, because of the stock ownership change under Section 382, until fiscal year 2021 tax depreciation of fixed assets and tax amortization of the capitalized research and development expense will be limited.

As of September 30, 2016, the Company also had state research and development credit carry-forwards of approximately $156, which expire commencing in fiscal 2022.  These credits were forfeited upon completion of the Transaction.

The major components of deferred tax assets and valuation allowances and deferred tax liabilities at September 30, 2015 and 2016 are as follows:

	September 30,
	2015	2016
Deferred Tax Assets
Net operating losses	$17,172	$8,666
Capitalized expense	35,381	35,949
Research and development credits	140	103
Depreciation of fixed assets	364	343
Accrued Expense	111	302
Other	114	98
Total deferred tax asset	53,282	45,461
Valuation Allowance	(53,282)	(45,461)
Net Deferred Tax Assets	$—	$—

A valuation allowance for the full amount of the deferred tax assets has been established as of September 30, 2015 and 2016.

8. Stockholders’ Equity

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares of a single class of common stock, having a par value of $0.01 per share. The holders of the common stock are entitled to one vote for each share and have no cumulative voting rights or preemptive rights.

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

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

Financings

April 2015 Underwritten Public Offering

On April 20, 2015, the Company completed an underwritten public offering of 1,250,000 shares of its common stock, which included the full exercise of the underwriter’s option to purchase 163,043 shares to cover overallotments, at a price to the public of $27.60 per share. The Company received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of $32.1 million.

July 2014 Purchase Agreement

On July 25, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). Under the terms, and subject to the conditions of the Purchase Agreement, the Company had the right to sell to LPC, and LPC was obligated to purchase, up to $15 million in shares of common stock, subject to certain limitations, from time to time over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. The Company’s registration statement was declared effective on September 2, 2014. The Company was obligated, within twenty (20) calendar days, to file with the SEC an initial Registration Statement covering the maximum number of Registrable Securities as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the Investor under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and LPC in consultation with their respective legal counsel. The Company agreed to use its commercially reasonable efforts to keep the Registration Statement effective pursuant to Rule 415 promulgated under the Securities Act and available for the resale by the Investor of all of the Registrable Securities covered thereby at all times until the date on which LPC shall have resold all the Registrable Securities covered thereby and no Available Amount remains under the Purchase Agreement. The Company could direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 5,000 shares of common stock in any business day, increasing to amounts of up to 8,333 shares, depending upon the closing sale price of the common stock. The purchase price of shares of common stock purchased under the Purchase Agreement were based on the prevailing market prices of such shares at the time of sales, but in no event was the Company able to sell shares to LPC on a day when the closing sale price of the common stock was less than a floor price of $45.00 per share (subject to adjustment). As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Purchase Agreement, the Company issued to LPC 3,166 shares of Common Stock as commitment shares, with a fair market value of $189, which is recorded as the cost of capital in additional paid in capital. The Company sold 25,000 shares of common stock pursuant to the Purchase Agreement, and received proceeds, net of expenses, of $1.2 million.

The Company terminated the Purchase Agreement, effective April 16, 2015, pursuant to its terms and no further sales may be made thereunder.

May 2013 At-the-Market Issuance Sales Agreement

In May 2013, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), under which the Company was entitled to initially issue and sell shares of common stock having aggregate sales proceeds of up to $14 million from time to time through MLV as the Company’s sales agent. As of September 30, 2016, the Company had sold an aggregate of 86,917 shares of common stock pursuant to the Sales Agreement and received proceeds, net of sales agent commissions and expenses, of $4.7 million. On May 20, 2016, the Company provided written notice of termination of the Sales Agreement pursuant to the terms of the agreement.

June 2012 Private Placement

On June 27, 2012 the Company completed a private placement (the “2012 Private Placement”) of an aggregate of 141,667 shares of common stock, 3,605,607 shares of Series B preferred stock and warrants to purchase 91,648 shares of common stock at an exercise price of $79.80 per share. For each unit consisting of (i) either a share of common stock or a share of Series B preferred stock and (ii) a warrant to purchase 0.35 of a share of common stock, the purchasers in the June 2012 Private Placement paid a negotiated price of $70.65. The warrants are immediately exercisable and will expire on June 26, 2017, five years from the original issuance date of June 27, 2012.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

As required by the securities purchase agreement that the Company entered into in connection with the 2012 Private Placement (the “Securities Purchase Agreement”), the Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on July 27, 2012, which was within 30 days after the closing of the 2012 Private Placement. The Registration Statement, which was declared effective on August 13, 2012, registers the resale of the shares of common stock and Series B preferred stock issued and sold in the 2012 Private Placement, the shares of common stock issuable upon conversion of the Series B preferred stock issued and sold in the 2012 Private Placement, and the shares of common stock issuable upon exercise of the warrants issued and sold in the 2012 Private Placement.

The Company received net proceeds, after deducting placement agent fees and other offering expenses of approximately $17,100 from this financing. In June 2013, 176,964 shares of the Company’s Series B preferred stock were converted into 5,898 shares of common stock. In September 2013, 1,478,643 shares of the Company’s Series B preferred stock were converted into 49,288 shares of common stock. In January 2015, 40,590 shares of the Company’s Series B preferred stock were converted into 1,353 shares of common stock. As of September 30, 2015, the Company had 1,909,410 shares of the Series B preferred stock outstanding. In October 2015, all 1,909,410 remaining outstanding shares, of the Company’s Series B preferred stock were converted into 63,647 shares of common stock.

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

May 2011 Registered Direct Offering

On May 12, 2011, the Company completed a registered direct offering of an aggregate of 100,624 shares of common stock, 1,813,944 shares of Series A preferred stock to one investor and warrants to purchase 75,230 shares of common stock at an exercise price of $297.60 per share. The investor who purchased Series A preferred stock units received units consisting of one share of Series A preferred stock and a warrant to purchase 0.1625 of a share of common stock. No fractional warrants were issued. Each unit was sold at a price of $259.20 per unit.

Each share of Series A preferred stock was convertible into 0.25 of a share of the Company’s common stock at any time at the option of the holder, provided that the holder would be prohibited from converting the shares of Series A preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A preferred stock would receive a payment equal to $0.01 per share of Series A preferred stock before any proceeds are distributed to the holders of the Company’s common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock specifically ranking by its terms senior to the Series A preferred stock, holders of Series A preferred stock and holders of the Company’s Series B preferred stock will participate ratably in the distribution of any remaining assets with the Company’s common stock and any other class or series of capital stock that participates with the common stock in such distributions. Shares of Series A preferred stock generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding Series A preferred stock will be required to amend the terms of the Series A preferred stock. The Series A preferred stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors.

The Company received net proceeds, after deducting placement agent fees and other offering expenses, of approximately $28,000 from this financing. As of September 2013, all of the outstanding shares of the Company’s Series A preferred stock was converted into 15,116 shares of common stock.

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

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

On May 17, 2016 the unexercised warrants to purchase 75,230 shares of common stock expired.  The Company revalued the liability associated with these warrants through the date of expiration and there was no material impact on the statement of operations.  The common stock warrant liability associated with these warrants has terminated.

2004 Stock Incentive Plan

The Company established the 2004 Stock Incentive Plan on October 1, 2004 (the “2004 Plan”), as amended in March 2007, and subsequently replaced by the 2010 Plan. The Plan provides for the granting of shares of common stock or securities convertible into or exercisable for shares of common stock, including stock options (“Incentive Stock Options”) to directors, employees, consultants and advisors of or to the Company. Incentive Stock Options can be awarded only to persons who are employees of the Company at the time of the grant. Stock options are exercisable at the conclusion of the vesting period. Employees can exercise their vested shares up to 90 days after termination of services. No awards may be granted under the 2004 Plan after the effective date of the 2010 Plan.

The 2004 Plan is administered by either the Board of Directors of the Company or a Committee thereof, which determines the terms and conditions of the awards granted under the Plan, including the recipient of the award, the nature of the award, the exercise price of the award, the number of shares subject to the award and the exercisability thereof.

2010 Stock Incentive Plan

In March 2013, the stockholders of the Company approved the 2010 Plan. Up to 125,000 shares of the Company’s common stock may be issued pursuant to awards granted under the 2010 Plan, plus 51,357 shares of common stock underlying already outstanding awards under the Company’s prior plans. As of September 30, 2016, the Company had 138,354 shares of common stock subject to outstanding awards. The contractual life of options granted under the 2010 Plan may not exceed seven years. The 2010 Plan uses a “fungible share” concept under which any awards that are not a full-value award will be counted against the share limit as one (1) share for each share of common stock and any award that is a full-value award will be counted against the share limit as 1.5 shares for each one share of common stock. The Company has not made any new awards under any prior equity plans after March 2, 2010 — the effective date the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan replaced the 2004 Plan and the 2005 Non-Employee Directors Stock Option Plan. The total compensation cost related to options for the years ended September 30, 2015 and 2016 was $648 and $759, respectively.

2005 Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan, or the Purchase Plan, was adopted by its Board of Directors and approved by its stockholders on March 20, 2007. The Purchase Plan became effective upon the closing of the Company’s initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. The Purchase Plan was terminated during the fiscal year ended September 30, 2016.

Under the Purchase Plan, eligible employees were entitled to contribute up to 15% of their eligible earnings for the period of that offering for the purchase of common stock under the Purchase Plan. The employee’s purchase price was equal to the lower of: 85% of the fair market value per share on the start date of the offering period in which the employee is enrolled or 85% of the fair market value per share on the semi-annual purchase date. The Purchase Plan imposed a limitation upon a participant’s right to acquire common stock if immediately after the purchase, the employee would own 5% or more of the total combined voting power or value of the Company’s common stock or of any of its affiliates not eligible to participate in the Purchase Plan. The Purchase Plan provided for an automatic rollover when the purchase price for a new offering period was lower than previously established purchase price(s). The Purchase Plan also provided for a one-time election that allowed an employee the opportunity to enroll into a new offering period when the new offering is higher than their current offering price. This election was required to be made within 30 days from the start of a new offering period. Offering periods were twenty-seven months in length. The compensation costs in connection with the plan for the years ended September 30, 2015 and 2016 were $16 and $0, respectively.

An aggregate of 18,333 shares of common stock were reserved for issuance pursuant to purchase rights to be granted to the Company’s eligible employees under the Purchase Plan. The Purchase Plan shares were replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allowed for share replenishment equal to the lesser of 1% of the total number of shares outstanding on that date or 833 shares. As of September 30, 2015 and 2016, a total of 12,346 and 13,179 shares, respectively, were reserved and available for issuance under this plan. For the years ended September 30, 2015 and 2016, the Company issued a total of 5,153, and 5,153 shares, respectively, under the Purchase Plan.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

2005 Non-Employee Directors’ Stock Option Plan

The Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by its Board of Directors and approved by its stockholders on March 20, 2007 and subsequently replaced with the 2010 Plan. The Directors’ Plan became effective upon the closing of the Company’s initial public offering. An aggregate of 4,166 shares of common stock was reserved for issuance under the Directors’ Plan. Upon the effective date of the registration statement in connection with the Company’s initial public offering, each of its non-employee directors automatically received an initial option to purchase 208 shares of common stock. Upon appointment, non-employee directors received a one-time grant of an option to purchase 208 shares of common stock. Annually, non-employee directors received an option to purchase 166 shares of common stock. Effective March 3, 2009, these shares vest pro rata over one year.

The following table summarizes all stock option activity through September 30, 2016:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding balance September 30, 2014	88,117	$394.50	5	—
Granted	30,558	41.40	6	—

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Forfeited, expired	(4,189)	1,413.30		—
Outstanding balance September 30, 2015	114,486	$258.30	5	—
Granted	58,333	8.10	6	2
Forfeited, expired	(34,466)	475.50		—
Outstanding balance September 30, 2016	138,354	$102.60	4	275
Exercisable shares, September 30, 2016	90,422	$147.90	3	86

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees pursuant to the 2010 Plan from time to time. There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU award represents one share of common stock and each award vests annually over three years, with fifty percent vesting on the first anniversary of the date of grant and the remainder vesting in two equal installments on each anniversary thereafter. Each year following the annual vesting date, between January 1st and March 15th, the Company will issue common stock for each vested RSU. During the period when the RSU is vested but not distributed, the RSUs cannot be transferred and the grantee has no voting rights. If the Company declares a dividend, RSU recipients will receive payment based upon the percentage of RSUs that have vested prior to the date of declaration. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed per the vesting schedule outlined in the award. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 17.61% for all employee options and RSUs. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. As of September 30, 2016, the executives, the board of directors and employees had 549,423 vested and distributed RSUs.

The stock-based compensation expense associated with the RSUs has been recorded in the statement of operations and in additional paid-in-capital on the balance sheets as follows:

	September 30,
	2015	2016
Stock compensation expense — RSUs	$206	$—

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

The following table summarizes RSU activity from October 1, 2014 through September 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at September 30, 2014	—	—
Changes during the period:
Shares granted	4,371	47.10
Issued and distributed	—	—
Subtotal	4,371	47.10
Vested and not distributed	4,371	47.10
Non-vested and outstanding balance at September 30, 2015	—	—
Subtotal	4,371	47.10
RSUs granted	—	—
RSUs converted to common stock	(4,371)	47.10
Vested and not distributed	—	—
Non-vested and outstanding balance at September 30, 2016	—	—

Shares Reserved for Future Issuance

As of September 30, 2016, the Company reserved shares of common stock for future issuance as follows:

Stock options	138,354
Warrants issued in connection with June 2012 private placement	91,648
Total	230,002

9. Employee Benefit Plan

Effective January 1, 2006, the Company established a 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their salary per year (subject to maximum limit prescribed by federal tax law). The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. For the years ended September 30, 2015 and 2016, the Company did not make any contributions to the plan.  This plan was terminated in August 2016.

Albireo Pharma, Inc. (f/k/a/ Biodel Inc.)

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

10. Restructuring

The Company follows the provisions of ASC Topic 420, Exit or Disposal Cost Obligations, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include severance and costs related to employee benefits, as appropriate. Restructuring and other costs totaled $3,300 for the twelve months ended September 30, 2016, and represent severance and other costs related to employee benefits. These costs were expensed in the twelve months ended September 30, 2016, and are aggregated in the Consolidated Statement of Operations on the Research and development and General and administrative expense lines. The restructuring plan was primarily designed to reduce infrastructure and operational costs as the Company explored its strategic alternatives. In comparison, restructuring and other costs were $0 for the twelve months ended September 30, 2015. The following summarizes the activities related to the restructuring accruals on the balance sheet:

Current:	Total
Accrued restructuring balance at 09/30/15	$90
Restructuring charges	1,425
Amortization	(202)
Accrued restructuring balance at 09/30/16	$1,313
Restructuring and Other Long Term Liabilities:
Accrued restructuring balance at 09/30/15	$54
Restructuring charges	1,087
Amortization	(783)
Accrued restructuring balance at 09/30/16	$358

11. Subsequent Event

As previously disclosed on May 24, 2016, the Company entered into a Share Exchange Agreement with Albireo Limited and the shareholders and noteholders of Albireo Limited, which was subsequently amended and restated on July 13, 2016.  Pursuant to the Exchange Agreement, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares agreed to sell its shares of Albireo Limited for newly issued shares of the Company’s common stock (the “Transaction”).

On November 3, 2016, the Transaction was completed, resulting in a change of control and in Albireo Limited becoming a wholly owned subsidiary of the Company. Also on November 3, 2016, in connection with, and prior to completion of, the Transaction, the Company effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to “Albireo Pharma, Inc.” Following the completion of the Transaction, the business of Albireo Limited, which is a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders, became the business of the Company.

Under the terms of the Exchange Agreement, at the closing of the Transaction (the “Closing”), the Company issued an aggregate of 4,156,449 shares of its common stock to Albireo Limited shareholders, based on an exchange ratio of 0.06999 shares of the Company’s common stock for each Albireo Limited ordinary share outstanding immediately prior to the Closing. The exchange ratio was determined through arms-length negotiations between the Company and Albireo Limited.

In connection with the Transaction, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Equity Plan”), which authorizes the issuance of a number of shares of common stock pursuant to awards granted or to be granted under the 2016 Equity Plan equal to the sum of 635,000 shares, plus up to 249,059 shares issued if awards outstanding under the 2010 Plan are cancelled, forfeited or expire on or after the closing of the Transaction.  The 2016 Equity Plan replaces the 2010 Plan.

The Company’s common stock, which is listed on The NASDAQ Capital Market, traded through the close of business on November 3, 2016 under the ticker symbol “BIOD,” and continued trading on The NASDAQ Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “ALBO” beginning on November 4, 2016.

Effective upon closing of the Transaction, the Company’s fiscal year end has changed from September 30th to December 31st.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8-K (Exhibit 2.1)	7/13/2016	001-33451

3.1.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2007.		S-1 (Exhibit 3.1)	2/7/2007	333-140504

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2011.		8-K (Exhibit 4.6)	5/19/2011	001-33451

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 11, 2012.		8-K (Exhibit 3.1)	6/11/2012	001-33451

3.1.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 26, 2012.		8-K (Exhibit 4.8)	6/27/2012	001-33451

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 2012.		10-K (Exhibit 3.5)	12/21/2012	001-33451

3.1.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 17, 2015.		8-K (Exhibit 3.1)	3/18/2015	001-33451

3.1.7	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Reverse Stock Split).		8-K (Exhibit 3.1)	11/4/2016	001-33451

3.1.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Name Change).		8-K (Exhibit 3.2)	11/4/2016	001-33451

3.2	Amended and Restated Bylaws of the Registrant.		S-8 (Exhibit 4.2)	7/6/2007	333-144407

4.1	Form of common stock certificate.	X

4.2	Form of Warrant issued in the Registrant’s June 2012 private placement.		8-K (Exhibit 4.9)	6/22/2012	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.3	Warrant to Purchase Common Stock of Albireo Pharma, Inc., dated November 4, 2016, issued to Kreos Capital IV (Expert Fund) Limited.		8-K (Exhibit 4.1)	11/4/2016	001-33451

4.4	Registration Rights Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC.		8-K (Exhibit 10.2)	7/28/2014	001-33451

10.1

Supplemental Deed, dated as of May 24, 2016, by and among Kreos Capital IV (UK) Limited, Albireo Limited, Albireo AB and Elobix AB, including as Schedule 1 thereto the Amended and Restated Agreement for the Provision of a Loan Facility of up to €6,000,000, dated as of December 18, 2014, by and among Kreos Capital IV (UK) Limited, Albireo Limited, Albireo AB and Elobix AB.

			8-K (Exhibit 10.1)	11/4/2016	001-33451

10.2	Guaranty and Security Agreement, dated as of November 4, 2016, by and between Albireo Pharma, Inc. and Kreos Capital IV (UK) Limited.		8-K (Exhibit 10.2)	11/4/2016	001-33451

10.3*	Employment Agreement, dated as of July 27, 2015, by and between Albireo, Inc. and Ronald H.W. Cooper.		8-K (Exhibit 10.3)	11/4/2016	001-33451

10.4*	Employment Agreement, dated as of February 14, 2008, by and between Albireo AB and Jan P. Mattsson, Ph.D.		8-K (Exhibit 10.4)	11/4/2016	001-33451

10.5*	Employment Agreement, dated as of August 4, 2016, by and between Albireo, Inc. and Thomas A. Shea.		8-K (Exhibit 10.5)	11/4/2016	001-33451

10.6*	Employment Agreement, dated as of September 6, 2016, by and between Albireo, Inc. and Paresh N. Soni, M.D., Ph.D.		8-K (Exhibit 10.6)	11/4/2016	001-33451

10.7*	Employment Agreement, dated as of November 28, 2016, by and between the Registrant and Martha J. Carter.	X

10.8*	Employment Agreement, dated as of February 17, 2016, by and between Albireo, Inc. and Peter A. Zorn.		8-K (Exhibit 10.7)	11/4/2016	001-33451

10.9.1*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	8/27/2014	001-33451

10.9.2*	Amendment to Executive Employment Agreement, dated April 1, 2016, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	4/1/2016	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9.3*	General Release & Waiver Agreement, dated November 18, 2016, by and between the Registrant and Gary G. Gemignani.	X

10.10.1*	Change of Control Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.12)	2/7/2007	333-140504

10.10.2*	Executive Severance Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.13)	2/7/2007	333-140504

10.10.3*	Amendment to Executive Severance Agreement and Change of Control Agreement, dated April 1, 2016, by and between the Registrant and Paul S. Bavier.		8-K (Exhibit 10.2)	4/1/2016	001-33451

10.10.4*	General Release & Waiver Agreement, dated November 15, 2016, by and between the Registrant and Paul S. Bavier.	X

10.11.1*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza.		8-K (Exhibit 10.1)	4/1/2010	001-33451

10.11.2*	General Release & Waiver Agreement, dated February 26, 2016, by and between the Registrant and Errol B. De Souza.		10-Q (Exhibit 10.1)	5/10/2016	001-33451

10.12*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8-K (Exhibit 10.9)	11/4/2016	001-33451

10.13*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.	X

10.14*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Transaction.	X

10.15*	Replacement Stock Options granted to Peter A. Zorn in connection with the closing of the Transaction.	X

10.16*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001-33451

10.17*	2010 Incentive Stock Option Agreement.		10-Q (Exhibit 10.2)	5/7/2010	001-33451

10.18*	2010 Non Statutory Stock Option Agreement.		10-Q (Exhibit 10.3)	5/7/2010	001-33451

10.19*	2010 Restricted Stock Unit Agreement.		10-Q (Exhibit 10.4)	5/7/2010	001-33451

10.20*	Amended and Restated 2004 Stock Incentive Plan.		S-1/A (Exhibit 10.3)	5/10/2007	333-140504

10.21*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10-K (Exhibit 10.19)	12/21/2007	001-33451

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.22*		2005 Non-Employee Directors’ Stock Option Plan.		S-1/A (Exhibit 10.5)	5/10/2007	333-140504

10.23*		Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10-K (Exhibit 10.20)	12/21/2007	001-33451

10.24*		2005 Employee Stock Purchase Plan.		S-1/A (Exhibit 10.4)	5/10/2007	333-140504

10.25*		Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8-K (Exhibit 10.8)	11/4/2016	001-33451

10.26*		Form of Lock-up Agreement, by and between the Registrant and each of the pre-Transaction officers and directors of the Registrant.		8-K (Exhibit 10.1)	5/26/2016	001-33451

10.27		Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solutions, Inc. and Biodel Inc.		8-K (Exhibit 10.1)	9/9/2016	001-33451

21.1		Subsidiaries.	X

23.1		Consent of BDO USA, LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.