Form 10-K
period 2016-12-31
ALBIREO PHARMA, INC.
filed 2017-03-27
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-33451

Albireo Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Post Office Square, Suite 502 South Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 254-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $19.9 million based on the price at which the common stock was last sold on The NASDAQ Capital Market on June 30, 2016.

The number of shares of the registrant’s common stock outstanding as of March 1, 2017, was 6,292,644.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for its

2017 Annual Meeting of Stockholders.

i

EXPLANATORY NOTE

On November 3, 2016, Albireo Pharma, Inc. (formerly Biodel Inc.), or the Company, completed its share exchange pursuant to the Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Company, Albireo Limited and the holders of shares and notes convertible into shares of Albireo Limited, or the Exchange Agreement. Pursuant to the Exchange Agreement, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares exchanged their shares of Albireo Limited for newly issued shares of the Company’s common stock. This share exchange is referred to herein as the Transaction. As a result, Albireo Limited became a wholly owned subsidiary of the Company.  Following the completion of the Transaction, the business of Albireo Limited became the business of the Company and the Company’s corporate name was changed from Biodel Inc. to Albireo Pharma, Inc. As a result of the Transaction, the Company’s board of directors decided to change the Company’s fiscal year end from September 30 to December 31. Unless otherwise noted, all references to common stock share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and, where applicable, a 1-for-30 reverse stock split effected by Biodel on November 3, 2016 prior to completion of the Transaction. As used herein, the words “we,” “us,” and “our” refer to Albireo Pharma, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “Biodel” refers to the Company prior to the completion of the Transaction.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or our future financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include, among other things, statements about:

•

the progress, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including our planned Phase 3 clinical trial of A4250 in patients with PFIC), for submission or approval of any regulatory filing (including a new drug application in Japan for elobixibat), for meeting with regulatory authorities, or, where applicable, for action or decision by EA Pharma;

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

Actual results, performance or experience may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•	whether preliminary data from our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be confirmed following database lock;
•

whether the results of our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to support advancement into a planned Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC;

•

whether the favorable findings from our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be predictive of results from future clinical trials, including our planned Phase 3 clinical trial of A4250 in patients with PFIC;

•	the timing and outcomes of interactions with regulatory authorities in the United States and Europe regarding the planned Phase 3 program for A4250 in patients with PFIC;
•	the Phase 3 program that will be required to support regulatory approval of A4250 to treat patients with PFIC in the United States and Europe;
•	whether our current cash resources will be sufficient to fund our planned Phase 3 clinical trial of A4250 in patients with PFIC to completion;

•

the clinical trial designs and endpoints for our planned Phase 3 clinical trial of A4250 in patients with PFIC, or that will otherwise be required to obtain marketing approval for A4250 to treat patients with PFIC or other pediatric cholestatic liver disease or for A3384 to treat bile acid malabsorption, or BAM;

•

the conduct and results of clinical trials and nonclinical studies and assessments of A4250, elobixibat, A3384 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;

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
•

whether findings from nonclinical studies and clinical trials of IBAT inhibitors will be predictive of future clinical success for a future product candidate of ours in the treatment of nonalcoholic steatohepatitis, or NASH;

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
•

the timing and success of submission, acceptance and approval of regulatory filings, including in particular the new drug application submitted by EA Pharma in Japan for elobixibat for the treatment of chronic constipation, and any related restrictions, limitations or warnings in the label of any approved product candidates;

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

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to “we,” “us,” and “our” refer to Albireo Pharma, Inc. and its direct and indirect subsidiaries.

Item 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal, or GI, disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need. The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis that is intended to support a planned Phase 3 clinical trial in patients with PFIC. In addition to PFIC and subject to obtaining additional capital, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, for which our licensee has filed a new drug application for approval in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption, or BAM.  We also have a preclinical program in nonalcoholic steatohepatitis, or NASH.

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

A4250 — our lead product candidate for PFIC and potentially other orphan pediatric liver diseases. A4250 is a novel, minimally absorbed, orally administered IBAT inhibitor. Our initial target indication for A4250 is PFIC. A4250 is currently being evaluated in an open label, dose finding Phase 2 clinical trial in children with chronic cholestasis that is intended to support a planned Phase 3 clinical trial in patients with PFIC. The Phase 2 trial includes children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia, Alagille syndrome, or ALGS, and sclerosing cholangitis. Because it is an open label study, preliminary data are available as of March 27, 2017 from all cohorts. These data show a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids. In addition, A4250 was generally well tolerated in the trial. We expect final data from the trial to become available in the first half of 2017.

•PFIC.  We plan to conduct a Phase 3 clinical trial of A4250 in patients with PFIC, as well as an extension study to evaluate long-term outcomes. We expect the PFIC trial to commence in the second half of 2017. We have chosen PFIC as the lead indication for A4250 because we believe there is an especially strong scientific rationale for the use of an IBAT inhibitor to prevent progressive liver disease caused by PFIC.

The precise prevalence of PFIC is unknown, but PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence and need for liver transplant, published birth rates, and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC to be approximately 10,000 patients in major pharmaceutical markets, including approximately 3,200 in the United States and 5,000 in the European Union. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.  Of all PFIC patients, we believe A4250 will primarily benefit those who have not yet undergone PEBD surgery or liver transplant, as well as those who have had or may have surgery to reverse the PEBD procedure. Accordingly, we estimate the addressable PFIC patient population for A4250 to be approximately 1,200 patients in the United States and approximately 1,900 patients in the European Union.

•Other Indications Under Consideration. We intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC. These indications may include any or all of ALGS, biliary atresia, sclerosing cholangitis and pediatric cholestatic pruritus.

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

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is one in every 18,500 births. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

Sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from irritable bowel syndrome with diarrhea.  The estimated incidence of sclerosing cholangitis is 6.3 cases per 100,000 people.  There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

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

Other Clinical-Stage Product Candidates — Elobixibat and A3384.

•Elobixibat. Elobixibat is a second novel, minimally absorbed, orally administered IBAT inhibitor. We have granted commercial rights to elobixibat for the treatment of chronic constipation and other GI diseases in Japan and other select markets in Asia to EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, a company formed by a business combination between Ajinomoto Pharmaceuticals and the GI treatment business of Eisai Co., Ltd.  Following positive results from a Phase 3 clinical trial conducted by EA Pharma in Japan, we announced in February 2017 that EA Pharma submitted a new drug application to the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, for elobixibat for the treatment of chronic constipation.  If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida.

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

On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  In the Transaction, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares sold their shares of Albireo Limited for newly issued shares of our common stock. As a result, Albireo Limited became a wholly owned subsidiary of Biodel, Biodel’s corporate name was changed to Albireo Pharma, Inc. and the business of Albireo Limited became our business.

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

•Rapidly develop A4250 to regulatory approval to treat patients with PFIC. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis. It is our objective to conduct a single Phase 3 clinical trial in patients with PFIC that is sufficient to establish the efficacy of A4250 and support, together with safety data from a long-term extension study, applications for regulatory approval of A4250 in both the United States and European Union.  We are currently seeking concurrence with our plan from regulatory authorities in the United States and Europe.

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

•Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including elobixibat, A3384 or any future product candidate to treat NASH.  We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include any or all of elobixibat, A3384 and any potential future product candidate that arises from our preclinical program in NASH.

Our Pipeline

A4250

A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis. Following completion of the trial, we plan to advance A4250 into a Phase 3 clinical trial in patients with PFIC and an extension study to evaluate long-term outcomes. We are currently designing our planned PFIC trial, including evaluating various potential endpoints to designate as the primary endpoint, whether alone or together with another primary endpoint. Subject to obtaining additional capital, we intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC.

A4250 is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, leading to reduced levels of bile acids in the serum and liver and increased excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms of PFIC and other cholestatic liver diseases, including pruritus. Moreover, at therapeutic doses, A4250 has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. A4250 has been granted orphan drug designation for PFIC in the United States and the European Union.

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

The precise prevalence of PFIC is unknown, but PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence, published birth rates and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC in 2016 to be approximately 10,000 patients in major pharmaceutical markets, including approximately 3,200 in the United States and 5,000 in the European Union. Of these people, those who have not yet received PEBD or liver transplant, as well as those who have had or may have PEBD reversal surgery, may benefit from treatment with A4250. Causes for reversal surgery include PEBD failure, complications or, particularly for patients entering their teenage years, dissatisfaction with the need to use a stoma bag for social or body image reasons. We estimate the addressable PFIC population for A4250 to be approximately 1,200 patients in the United States and approximately 1,900 patients in the European Union. In addition, we believe the addressable PFIC patient population for A4250 has potential to increase as more patients who are dissatisfied with PEBD consider reversal surgery if A4250 becomes a new treatment option.

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

Recently, TJP2 gene, NR1H4 gene or Myo5b gene mutations have been proposed to be causes of PFIC. In addition, some patients with PFIC do not have a mutation in any of the ATP8B1, ABCB11, ABCB4, TJP2, NR1H4 or Myo5b genes. In these cases, the cause of the condition is unknown.

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

There are currently no drugs approved for the treatment of ALGS. Current treatments for ALGS are generally in line with current treatments for PFIC as described above, including off-label UDCA, PEBD surgery and, where liver disease is advanced, liver transplantation.

The prevalence of ALGS has been estimated to be one in 70,000 newborns. ALGS is predominately caused by mutations in a gene called Jagged1. In a small number of cases, ALGS results from mutations in a gene called Notch2.

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

There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is the Kasai procedure. The chance of a successful Kasai procedure is highest if performed before a patient is two months of age. However, even with early intervention, scarring of the liver can continue, resulting in cirrhosis and eventually the need for transplantation. Only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

The estimated worldwide incidence of biliary atresia is one in every 18,500 births. Of all biliary atresia patients, we believe A4250 will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate the addressable biliary atresia patient population for A4250 to be approximately 3,500 patients in the United States and approximately 5,500 patients in the European Union.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb or around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances.

Sclerosing cholangitis.  Sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from irritable bowel syndrome with diarrhea.  The estimated incidence of sclerosing cholangitis is 6.3 cases per 100,000 people.  There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

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

Development of A4250

Preclinical and Phase 1 Clinical Development

To assess the preclinical efficacy of A4250 to treat cholestasis, we studied A4250 in a mouse model in which select genes had been removed from the mice to induce cholestatic liver injury. In the model, A4250 significantly reduced serum levels of bile acids and normalized levels of alanine aminotransferase, or ALT, and alkaline phosphatase, or ALP, which are enzymes in the liver that are elevated in a diseased liver. A4250 also significantly inhibited the expression of proteins known to be associated with inflammation, including tumor necrosis factor alpha (Tnf- a), vascular cell adhesion molecule-1 (Vcam-1) and monocyte chemoattractant protein-1 (Mcp-1), and proteins known to be associated with fibrosis, including collagen, type 1 alpha1 (Col1a1) and collagen, type 1 alpha2 (Col1a2).

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

A4250 was generally well tolerated in all dose groups in the trial. In addition, A4250 was associated with a variety of biological effects, including a dose-related reduction in serum bile acids, decreased levels of the protein Fibroblast Growth Factor 19, or FGF19, and increased levels of the bile acid intermediate 7 a -hydroxy-4-cholesten-3-one, or C4. The effects on FGF19 and C4 levels are consistent with the IBAT inhibition mechanism, as IBAT inhibition reduces levels of bile acids in cells in the distal small intestine, which leads to decreased FGF19 production. There were no treatment-related serious adverse events, or SAEs, and the most commonly reported adverse event was diarrhea. Based on the results of the trial, we determined to include doses up to 3 mg daily in our next clinical trials.

Concluded Phase 2 Clinical Trial in PBC

A4250 was previously evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. We facilitated the trial, which was concluded in the fourth quarter of 2016, primarily to provide additional learning on the effects of A4250 in patients with cholestatic liver disease to guide future development and to address feedback received from the FDA at a pre-investigational new drug, or IND, meeting regarding the need to generate data in adults with cholestatic liver disease prior to initiating clinical development in children in the United States. PBC is a chronic disease of the liver in which the bile ducts become inflamed and are slowly destroyed. When bile ducts are damaged, bile acids can build up in the liver, leading to irreversible cirrhosis. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function. Cirrhosis also prevents blood from the intestines from returning to the heart.

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

In the trial, patients initially continued their existing regimen of either cholestyramine or colestipol for four weeks. After a two-week washout period, patients in the first cohort received a 1.5 mg once daily oral dose of A4250 for one week and a 3 mg once daily oral dose of A4250 for the succeeding three weeks. A4250 was administered in a powder formulation in a capsule, and patients who did not tolerate the higher dose could revert to the lower dose at the discretion of the investigator. After another two-week washout period beginning at the end of the four-week A4250 treatment period, patients again returned to their initial dosing regimen of either cholestyramine or colestipol for four weeks.

Following completion of the first cohort, the investigator began to enroll a second cohort of six patients into the trial to receive a lower daily dose of A4250 than patients in the first cohort received.  However, the investigator experienced recruitment delays for the second cohort and determined to conclude the study prior to completion of the second cohort, citing GI side effects.

The primary endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period. The VAS-itch, a commonly used tool to assess pruritus based on a linear 10-point scale, was one of the exploratory efficacy endpoints in the trial.

Based on data from the trial that we received from the investigator, nine patients received A4250 and all of them reported a substantial reduction in pruritus, assessed by the VAS-itch scale, at the time of the first assessment (one week). The reduction in pruritus was sustained throughout the remaining period of participation in the trial with dosing with A4250, and pruritus levels returned to pre-A4250 levels when dosing was stopped.

Two of the five patients in the first cohort dropped out of the trial due to diarrhea, an effect consistent with the IBAT inhibition mechanism.  Three of the four patients in the abbreviated second cohort of the trial dropped out prior to completion of the four-week dosing period due to GI side effects, including diarrhea, abdominal pain and, in one case, bleeding.

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

The trial is designed to enroll up to 24 patients between one and 18 years of age who meet specified criteria for elevated serum bile acids and itching. Following screening, patients receive a single oral dose of A4250 on the first day of the trial. If pharmacokinetic assessments meet objective criteria for minimal systemic exposure of A4250 and, at a follow-up visit between 10 and 14 days later, there are no safety concerns, patients then receive oral doses of A4250 once daily for four weeks. The term “pharmacokinetic” refers to how a drug moves within the body, including its absorption, distribution, metabolism and excretion. The trial design provides for six dose groups, ranging from 0.01 mg/kg to 0.2 mg/kg. An independent data safety and monitoring board, or DSMB, determines whether to initiate each successive dose group based on evaluation of safety, tolerability and pharmacokinetic data from the preceding dose group. A4250 is administered in the trial as pellets contained in a gelatin capsule that can be either swallowed whole or opened, enabling the pellets to be sprinkled on and mixed in food such as yogurt.  This pellet formulation is different from the powder formulation used in the investigator-initiated clinical trial in PBC and prior clinical trials described above.

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

Data from this dose-finding trial became available on a cohort-by-cohort basis, but will not become final until the database is locked. As of March 27, 2017, all cohorts have completed the trial, representing 10 patients with PFIC and a total of 20 patients overall.  Four patients in the trial participated in two different cohorts.

The preliminary data show a reduction in serum bile acids in a substantial majority of patients. The mean reduction in serum bile acids among cohorts ranged from 31% +/- 23% (standard error of the mean, or SEM) to 63% +/- SEM 12%, with some patients experiencing reductions in excess of 90%.  The subpopulation of PFIC patients (n = 10, including three patients who participated in two different cohorts) in the trial had a greater mean reduction in serum bile acids than patients in the trial with other cholestatic liver diseases.  Overall, the reductions in serum bile acids exhibited high variability which is due to the wide range of doses and to the various diseases and disorders represented and variability in baseline serum bile acid levels within and across cohorts in the trial.

The preliminary data also showed improvement in pruritus across multiple assessment scales, with a significant correlation between reduction in serum bile acids and reduction in pruritus.  In addition, a trend in the improvement of sleep disturbance was observed.

In addition, the various liver biochemistry measures assessed showed high patient variability, including both increases and decreases. In the trial’s fifth cohort (0.2 mg/kg A4250 dosing), a patient with ALGS whose ALT and aspartate aminotransferase, or AST, had begun increasing prior to enrollment in the trial showed elevated transaminases during the trial that had not come down at the trial’s follow-up visit two weeks following completion of dosing.  These elevations were not accompanied by any increase in bilirubin levels, and there are reports in the medical literature of ALGS patients having increased ALT and AST levels after undergoing PEBD surgery, which, like A4250, is designed to reduce bile acids in the liver.  After review and analysis, the independent DSMB approved continued dosing in the sixth and final cohort in the trial at an A4250 dose not to exceed 0.2 mg/kg.

There were no patient dropouts in the trial, and A4250 has exhibited a favorable overall tolerability profile. In particular, there was only one incidence of diarrhea, which occurred prior to the four-week treatment period and was characterized by the applicable clinical investigator as mild. There were two treatment-emergent SAEs reported in the trial, both of which were determined by the applicable clinical investigator to be not related to A4250. We expect final data from the trial to become available in the first half of 2017.

Elobixibat

Our product candidate elobixibat is licensed to EA Pharma in Japan and other select markets in Asia.  EA Pharma has completed a Phase 3 clinical trial of elobixibat as a treatment for chronic constipation in Japan, and the trial achieved positive results. Subsequently, in February 2017, EA Pharma submitted a new drug application to the Japanese PMDA for elobixibat for the treatment of chronic constipation in Japan.  A clinical trial designed to evaluate the long-term safety of elobixibat in Japanese patients with chronic constipation being conducted by EA Pharma remains ongoing.  If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida.

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

CIC is a GI disorder characterized by infrequent bowel movements or difficult passage of stools that persists for three months or longer. In Japan, the target indication for elobixibat is chronic constipation, which we believe, based on discussions with EA Pharma, also includes patients that would in other jurisdictions be diagnosed with irritable bowel syndrome with constipation, or IBS-C. Accordingly, we believe that chronic constipation represents a broader patient population in Japan than CIC.

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

Third party studies have shown a correlation between increased bile acid levels in the colon, increased secretion of water and electrolytes in the colon and faster colonic transit. Conversely, slower colonic transit has been shown to result from introduction of a sequestrant that reduces bile acids in the colon. Colonic transit, or the time it takes for food to travel through the digestive system, is a function of motility. Motility refers to the ability to digest and propel intestinal contents. It is well established that bile acids in the colon stimulate motility, and scientific evidence suggests that this effect results from bile acid binding to TGR5 receptors. Because increasing bile acid levels in the colon has a positive effect on both colonic secretion and colonic motility, we believe elobixibat can benefit patients suffering from chronic constipation. Moreover, at therapeutic doses, elobixibat has minimal systemic exposure, acts locally in the gut and is excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body.

Chronic (Idiopathic) Constipation

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

The current standard of care for constipation is over-the-counter, or OTC, laxatives, which may improve symptoms of constipation but often exacerbate pain and bloating. Marketed products in the United States that may be prescribed for chronic constipation include Linzess (linaclotide) and Amitiza (lubiprostone). However, the benefit of these treatment options is limited by tolerability issues, including in particular diarrhea for linaclotide and nausea for lubiprostone.  Amitiza is also approved in Japan, among other countries, and, in December 2016, Linzess was approved in Japan for the treatment of IBS-C.

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

Completed Phase 2b Clinical Trial in the United States

We completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for CIC in 2010. We conducted the trial at 45 sites in the United States. Enrollment criteria included a diagnosis of CIC and meeting specified thresholds for numbers of complete SBMs, or CSBMs, per week during the two weeks prior to randomization. An SBM was defined in the trial as a bowel movement occurring without a laxative, enema or suppository usage in the past 24 hours. A CSBM was defined in the trial as an SBM accompanied by a self-report of complete evacuation.

After a screening period during which patients were taken off laxatives and other excluded medications, patients in the trial entered a two-week baseline period. Following the baseline period, 190 patients were randomized to receive a once daily oral tablet dose of one of three doses of elobixibat (5, 10 or 15 mg), or placebo, for eight weeks. Of the randomized patients, 161 patients completed the trial.

The primary endpoint of the trial was change in number of weekly SBMs from baseline to the first treatment week for patients who received elobixibat compared with patients who received a placebo. The results demonstrated a dose response in favor of elobixibat among all three dose groups and were statistically significant in the 10 mg (p < 0.002) and 15 mg (p < 0.001) dose groups. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of a clinical trial result, such as an observed difference between two treatment groups or cohorts, is determined by a widely used statistical method that establishes the “p”-value of the result. A p-value of 0.05 (or less) indicates that there is a 1-in-20 (or less) statistical probability that the clinical trial result occurred by chance and typically represents statistical significance. If a p-value is above 0.05, the result is generally not considered statistically significant. The p-value of < 0.002 for the 10 mg elobixibat dose group indicates that there is a less than 1-in-500 statistical probability that the difference compared with placebo occurred by chance, and the p-value of < 0.001 for the 15 mg elobixibat dose group indicates that there is a less than 1-in-1,000 statistical probability that the difference compared with placebo occurred by chance.

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

All doses of elobixibat were generally well tolerated in the trial, and no SAEs were reported. As in our completed Phase 2b clinical trial, the most frequently reported adverse events in the trial were abdominal pain and diarrhea, which were both assessed by EA Pharma to be typically mild.

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

There were no SAEs reported in the trial.  Consistent with prior clinical trials of elobixibat, the most common adverse events were abdominal pain (18.8%) and diarrhea (13.0%), all of which were characterized as mild or, in one case, moderate in severity.

A clinical trial designed to evaluate the long-term safety of elobixibat in Japanese patients with chronic constipation over 52 weeks being conducted by EA Pharma remains ongoing.  The long-term safety trial is a multicenter, open label trial in which patients with chronic constipation receive once daily dosing of elobixibat.  An interim analysis of 340 patients dosed for 24 weeks showed a safety and tolerability profile of elobixibat consistent overall with prior clinical trials of elobixibat in Japan.

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

Echo 1. Echo 1 was a multicenter, double blind, placebo controlled Phase 3 clinical trial of elobixibat as a treatment for CIC conducted at 71 sites in the United States, Belgium, Canada, Czech Republic, Germany, Israel, the United Kingdom, Poland and South Africa. SBM and CSBM were defined in the trial in the same manner as our completed Phase 2b trial of elobixibat in CIC discussed above. The statistical plan for the trial contemplated that 840 patients would be enrolled.

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

All doses of elobixibat were generally well tolerated in the trial. The rate of discontinuation due to adverse events was dose related (7%, 5 mg elobixibat and 9%, 10 mg elobixibat, versus 2% placebo). There were dose-related incidences of treatment-emergent abdominal pain and diarrhea considered a reasonable possibility to be treatment related (abdominal pain: 4%, 5 mg elobixibat and 12%, 10 mg elobixibat, versus 2% placebo; diarrhea: 6%, 5 mg elobixibat and 6%, 10 mg elobixibat, versus 2% placebo). None of the three SAEs reported in the 5 mg elobixibat dose group, two SAEs reported in the 10 mg elobixibat dose group and one SAE reported in the placebo group were considered by the applicable investigator to be related to study drug. The reported SAEs were: in the 5 mg elobixibat dose group, inflammation of the gallbladder, developmental bone growth disease and carpal tunnel syndrome; in the 10 mg elobixibat dose group, glaucoma and back pain worsening; and in the placebo group, hemorrhoids.

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

In the trial, there were trends in favor of both the 5 mg and 10 mg elobixibat doses compared with placebo on the primary endpoint, but the result did not reach statistical significance. There were no signs of rebound during the four-week withdrawal period after the treatment period.

All doses of elobixibat were generally well tolerated in the trial. The rate of discontinuation due to adverse events was the same in the 5 mg elobixibat and placebo dose groups (2%) and greater in the 10 mg elobixibat dose group (6%). There were dose-related incidences of abdominal pain and diarrhea considered a reasonable possibility to be treatment related (abdominal pain: 2%, 5 mg elobixibat and 8%, 10 mg elobixibat, versus 2% placebo; diarrhea (7%, 5 mg elobixibat and 9%, 10 mg elobixibat, versus <1% placebo). There was one SAE reported in the 5 mg elobixibat dose group compared with five SAEs in the placebo group. The reported SAE in the 5 mg elobixibat dose group (basal cell carcinoma on the lip) occurred during the withdrawal period and was not considered by the applicable investigator to be related to study drug. The SAEs reported in the placebo group were tonsillitis, abnormal uterine bleeding, noncancerous uterine tumor, hysterectomy and exacerbation of hypertension.

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

We have completed a Phase 2 clinical trial of a prior formulation of A3384 in BAM and we are in the late stages of a subsequent pharmaceutical development program designed to identify an optimized formulation of A3384 capable of selectively delivering a greater amount of cholestyramine to the colon. The pharmaceutical development program has to date resulted in two alternative formulations of A3384, each constituting a coating surrounding pellets of cholestyramine that travel through the body intact until the coating is dissolved in the colon to permit bile acids to bind to the cholestyramine. We are continuing to optimize these alternative formulations and, when our optimization is complete, plan to evaluate one or both of them in a potential future Phase 2 clinical trial in BAM. We do not anticipate conducting future clinical development of A3384 unless we obtain additional capital, whether from our license agreement with EA Pharma for elobixibat, from a future offering of debt or equity securities or otherwise.

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

Some of the principal characteristics of NASH include high LDL levels, resistance to insulin in the body, chronic inflammation in the liver and progressive scarring of tissue, known as fibrosis. We have generated favorable clinical or preclinical data on each of these measures with our IBAT inhibitors, either A4250 or elobixibat, supporting the potential of bile acid modulators generally, and IBAT inhibitors specifically, to become a new treatment option for NASH.

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

License Agreements

Agreement with EA Pharma

Albireo AB, a wholly owned indirect subsidiary of ours, entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.) for the development and commercialization of elobixibat in specified countries in Asia in April 2012. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015 and April 2016. For the remainder of this discussion of the agreement, “we” and the like refer to either or both of Albireo AB or Elobix AB, as the context requires.

Pursuant to the agreement, we granted EA Pharma an exclusive license under patents and other technology owned or licensed by us to develop and commercialize elobixibat in Japan, Indonesia, Korea, Taiwan, Thailand and Vietnam for all prophylactic or therapeutic uses of a pharmaceutical product for specified GI diseases and disorders, symptoms of constipation of all causes, or postoperative ileus or for use in colonoscopy cleansing procedures. The agreement also provides that the scope of the license may be expanded to include specified liver diseases, if we or an affiliate or licensee takes specified development actions outside of EA Pharma’s licensed territory with elobixibat in that specified liver disease, or files an application for regulatory approval of elobixibat outside of EA Pharma’s licensed territory for that specified liver disease, or otherwise approves that EA Pharma conduct a clinical trial in that specified liver disease.

Payment Terms. As of March 1, 2017, we have received approximately $34.2 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional payments of up to €13.3 million if specified regulatory events are achieved for elobixibat and up to 3.5 billion Japanese Yen if specified sales milestones are achieved for elobixibat. We are also eligible for stepped royalties beginning in the high single digits on any future net sales of elobixibat.

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

Development and Commercialization. EA Pharma is responsible for funding and using commercially reasonable efforts to execute the development and commercialization of elobixibat in its licensed field and licensed territory pursuant to agreed territory development and commercialization plans that are updated from time to time. In Japan, EA Pharma is developing and plans to commercialize elobixibat jointly with Mochida pursuant to a sublicense agreement. A joint development committee and a joint commercialization committee, each comprising representatives of each company, oversees activities under the agreement. We are responsible for the development and commercialization of elobixibat outside of EA Pharma’s licensed territory.

We have historically procured unformulated elobixibat for EA Pharma’s development activities under the agreement pursuant to a complementary supply agreement. EA Pharma is responsible for commercial manufacture and supply of elobixibat in its licensed territory.

Restrictions. EA Pharma is not permitted to conduct clinical development or commercialize elobixibat outside of its licensed field of use or licensed territory. We are not permitted to commercialize elobixibat for any field of use in EA Pharma’s licensed territory. In addition, if we determine to develop elobixibat in a liver disease outside of EA Pharma’s licensed territory, our development is subject to specified restrictions on clinical trial design. After the first commercial sale of elobixibat in any country in EA Pharma’s licensed field, neither we nor EA Pharma may commercialize a different product for the treatment of chronic constipation or IBS-C in that country, subject to specified exceptions.

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

As of March 1, 2017, our patent estate included 16 issued patents and six pending patent applications in the United States and approximately 425 counterpart patents and patent applications in other jurisdictions, including 16 European regional issued patents and approximately four Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

A4250	Composition of matter of A4250	September 2022

	Method of using an inhibitor of the ileal bile acid transporter to treat liver disease	November 2031 (EP) (pending in US)

	Method of using an inhibitor of the ileal bile acid transporter in combination with a bile acid binder to treat liver disease	November 2031 (EP) (pending in US)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP, JP); August 2022 (US)

	Method of using an inhibitor of the ileal bile acid transporter to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome	April 2024

	Crystal modifications of elobixibat	April 2034 (issued, US, EP; pending JP)

	Crystal modifications of elobixibat	October 2035 (PCT pending)

A3384	Pharmaceutical formulations comprising cholestyramine	February 2037 (PCT pending)

We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive for the United States under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, or similar patent term extension legislation in Europe and Japan. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of FDA approval. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for an extension, and, with limited exceptions, the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

In Japan, the Japanese Pharmaceutical Affairs Law generally permits the extension of the patent term for a drug as compensation for patent term lost during the regulatory review process by the Japanese PMDA. The patent term extension corresponds to the period from the date of the start of clinical trials or the date of patent registration, whichever is later, until one day prior to the date of approval for the drug. The term of a patent can be extended for up to five years, irrespective of the remaining natural term of the patent as of the date of approval.  Each patent that covers the active ingredient in the approved drug, or a method of using the approved drug in the approved indication, is eligible for the extension, which means that, for any particular drug, multiple patents may be extended.  The extension must be applied for prior to expiration of the patent and within three months from the date of approval. The Japanese Patent Office reviews and approves applications for patent term extension.

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

Outside of the United States and Europe, we plan to selectively utilize collaborations, distribution or other marketing arrangements with third parties to commercialize A4250 in any approved indication(s). Likewise, we intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates, such as A3384 and, potentially, elobixibat, targeting large primary care markets that must be served by large sales and marketing organizations.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of A4250, elobixibat, A3384 or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently engage a single third-party manufacturer to provide the active pharmaceutical ingredient, or API, for A4250 and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of A4250, elobixibat and A3384 for use in our clinical trials.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger or more established companies.

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

We are aware of other companies that are developing product candidates that, like A4250 and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat and formerly known as LUM001, is currently being studied in a Phase 2 clinical trial in PFIC, and we believe that Shire plans to conduct Phase 2/3 clinical development of SHP625 as a treatment for PFIC.  We also believe that SHP625 is additionally in Phase 2 development as a treatment for ALGS, that GlaxoSmithKline’s GSK2330672 is in Phase 2 clinical development as a treatment for patients with PBC and that Shire’s SHP626 is in Phase 2 development as a treatment for NASH.  In June 2016, Shire announced that the FDA has granted breakthrough therapy designation for SHP625 for PFIC, type 2.

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

A number of other drugs, including UDCA, a bile acid, rifampin, an antibiotic derivative, and naltrexone, an opioid antagonist, are used off-label for patients suffering from cholestatic liver disease. Additionally, surgical interventions, such as PEBD surgery, and external liver filtering procedures are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.

As noted above, we believe that Shire plans to conduct Phase 2/3 clinical development of SHP625 as a treatment for PFIC. In addition, we believe Intercept’s obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia.

CIC. Linaclotide, marketed as Linzess by Ironwood Pharmaceuticals, Inc. and Allergan plc, is approved in the United States for the treatment of CIC and IBS-C. Linaclotide is marketed in Europe as Constella by Ironwood and Allergan for the treatment of IBS-C and has also been approved in Japan for the treatment of IBS-C. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceutical Company Limited, is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type-2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire as Resolor, is a motility agent approved in the European Union for the treatment of CIC, but it is not approved in the United States. Resolor is associated with a high rate of headaches. In addition, Resolor belongs to a class of drugs known as 5-HT receptor drugs that has been linked to cardiovascular safety issues.

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

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide, to be marketed as Trulance, that is approved in the United States to treat CIC and for which it has completed two Phase 3 clinical trials in IBS-C. Plecanatide is, like linaclotide, a guanylate cyclase-C agonist. Ardelyx, Inc. has a product candidate, tenapanor, that is in Phase 3 clinical development in IBS-C. Tenapanor inhibits the sodium transporter NHE3 and reduces sodium uptake from the gut to increase the secretion of water in the intestines.

BAM. There are no approved drugs in the United States or Europe for the treatment of BAM. The most commonly used off-label treatment has been a bile acid sequestrant/resin, such as immediate release cholestyramine (which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions) or colestipol, to keep bile acids from stimulating secretion in the colon. However, the benefits of immediate release cholestyramine and colestipol are limited because many patients cannot tolerate these medications because of the texture and taste or because they worsen the diarrhea or cause intolerable nausea, heartburn, wind or bloating. Another bile acid sequestrant sometimes used off label to treat to BAM is colesevelam, a cholesterol-lowering medicine marketed by Daiichi Sankyo Inc. as Welchol in the United States and by Genzyme Europe B.V. as Cholestagel in the European Union. Colesevelam is marketed in a tablet form that has fewer tolerability issues than other bile acid sequestrants, but its utility may be limited because it prevents absorption of other medications and important fat soluble vitamins. In addition, obeticholic acid has previously been studied by Intercept in a Phase 2 clinical trial as a treatment for BAM.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $512,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. After the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date the NDA is accepted for filing, and most applications for “priority review” products are meant to be reviewed within six months from the date the NDA is accepted for filing. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that generally provides a meaningful therapeutic advantage to patients over existing treatments and based upon a demonstration that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. As part of the process of designing our planned clinical trial of A4250 in patients with PFIC, we are considering whether we will pursue the accelerated approval process for A4250.

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

Conditional Approval

In specific circumstances, E.U. legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizsations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized E.U. marketing authorization, as well as ten years of market exclusivity following marketing authorization of the designated orphan drug. During this market exclusivity period, neither the EMA, the European Commission nor the member states can accept an application or grant a marketing authorization for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as those contained in an authorized orphan medicinal product and that is intended for the same therapeutic indication. A “similar active substance” is defined as an active substance that is identical or has the same principal molecular structural features (but not necessarily all of the same molecular features) and acts via the same mechanism as the authorized orphan medicinal product.  The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the already approved orphan drug. Furthermore, a product can lose orphan designation and the related benefits, prior to us having obtained a marketing authorization, if it is demonstrated that the orphan designation criteria are no longer met.

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

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, an SPC may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

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

•

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

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

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

•

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

Employees

As of March 1, 2017, we employed 13 full-time employees, of whom five hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees seven were engaged in research and development and six were engaged in general and administrative functions. Of these employees, seven were located in Sweden and six were located in the United States. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our internet address is http://www.albireopharma.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Item 1A.	RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Without regard to the historical operating results of our predecessor, Biodel Inc., or Biodel, our net loss was approximately $16.3 million for the year ended December 31, 2016 and $6.8 million for the year ended December 31, 2015, and we had an accumulated deficit of $25.9 million as of December 31, 2016. To date, we have financed our operations primarily through issuances of preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants and venture debt borrowings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

•

the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for initiation and completion of our planned Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC;

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

Based on our current plans, we do not expect to generate significant revenue unless and until we or a current or potential future licensee or collaborator obtains marketing approval for, and commercializes, one or more of our product candidates, which we do not expect to occur until at least 2018.  Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing, our product candidates and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

We will need substantial additional funding and, in particular, may not have sufficient cash to fund a planned Phase 3 clinical trial of A4250 in patients with PFIC to completion. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in future periods, particularly as we advance A4250 into planned clinical development for the treatment of patients with PFIC. We expect that our research and development expenses would increase even further if we conduct clinical trials of any or all of A4250 for the treatment of additional pediatric cholestatic liver diseases and disorders, elobixibat for the treatment of chronic idiopathic constipation, or CIC, or A3384 for the treatment of bile acid malabsorption, or BAM, advance our preclinical program in nonalcoholic steatohepatitis, or NASH, into later stages of development or initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on current plans, we expect to initiate our planned Phase 3 clinical trial of A4250 in patients with PFIC in the second half of 2017. Whether our current cash resources, together with the projected receipt of a contingent milestone payment under our agreement with EA Pharma for elobixibat, will be sufficient to enable us to fund the trial to completion without additional financing is uncertain and, in the absence of additional financing, we will not in any case have sufficient resources to complete the trial unless we receive the EA Pharma milestone payment.  Our ability to fund the planned trial of A4250 for the treatment of patients with PFIC through its completion, and our future capital requirements generally, will depend on many factors, including:

•

the costs, design, duration and any potential delays of the planned clinical trial of A4250 that may result from, among other things, the factors described below under “ – The likelihood that our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to enable a single Phase 3 trial to support, together with additional long-term safety data, an application for marketing approval of A4250 is uncertain. If the FDA or EMA determines that a longer or more expansive clinical program is required to support approval than we anticipate, it would materially harm our business.” and “If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.”;

•

whether we will be required to conduct additional activities beyond those currently contemplated to establish the characteristics of a positive response on the patient-reported and caregiver-reported outcome instruments to assess pruritus that we are developing for potential use in the planned PFIC trial, which could delay initiation of the planned PFIC trial;

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that will not be commercially available for sale by us for at least the next few years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In particular, if we do not have sufficient funds to complete the planned Phase 3 clinical trial of A4250 in patients with PFIC, we will be required to obtain additional financing in order to complete that trial. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all. The unavailability of additional financing on acceptable terms, or at all, would have an adverse effect on your investment.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on January 10, 2017 and pursuant to which we registered for sale up to $100 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. We may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our lead product candidate, A4250, which we are developing initially for the treatment of patients with PFIC and potentially also for other pediatric cholestatic liver diseases and disorders. We also depend on the success in Japan of our product candidate elobixibat, which our licensee EA Pharma is developing in Japan for the treatment of chronic constipation. If we are unable to commercialize A4250 or experience significant delays in doing so, or if EA Pharma is unable to commercialize elobixibat in Japan or experiences significant delays in doing so, our business will be materially harmed.

A4250 is in Phase 2 clinical development. Our licensee EA Pharma has completed a Phase 3 clinical trial of elobixibat and submitted a new drug application to the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, for elobixibat for the treatment of chronic constipation in Japan. We are currently evaluating whether we will seek to identify and enter into a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  Whether or not we elect to seek such a transaction, and whether or not we identify and successfully enter into a suitable licensing, collaboration or similar arrangement with a third party for a particular region, we do not currently anticipate that we will conduct future clinical trials of elobixibat independently. Our other clinical-stage product candidate, A3384, is in Phase 2 development. However, we do not anticipate conducting future clinical trials of A3384 unless and until we obtain additional capital, whether from our license agreement with EA Pharma for elobixibat, from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities.

Our ability to generate product revenues, which may not occur until at least 2018 with respect to elobixibat in Japan and otherwise for at least the next few years, if at all, will depend heavily on the successful development and commercialization of A4250 as a treatment for patients with PFIC and the ability of EA Pharma to obtain marketing approval for, and successfully commercialize, elobixibat in Japan as a treatment for chronic constipation. Our ability to generate product revenues may also depend on the successful development and commercialization of A3384 to treat BAM or of elobixibat in the United States or Europe to treat CIC. The success of each of these product candidates will depend on a number of factors, including the following:

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

If clinical trials of A4250 or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the applicable product candidate.

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

If we are required to conduct additional or longer clinical trials or other testing of A4250 or any of our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

The clinical trial designs, endpoints and outcomes that will be required to obtain marketing approval of A4250 to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. As a result, there is increased risk that we will not be able to gain concurrence with regulatory authorities regarding an acceptable coordinated development plan for A4250, that the outcome of any clinical trial of A4250 will not be favorable or that, even if favorable, regulatory authorities may not find the results of any clinical trial of A4250 to be sufficient to support marketing approval.  We may never receive marketing approval for A4250 as a treatment for patients with PFIC or any other indication.  Similar risks also apply for A3384, which we are developing as a treatment for BAM.

No product is currently approved for the treatment of either of PFIC or BAM in the United States, European Union or, to our knowledge, any other jurisdiction, and there is limited clinical experience in PFIC and in BAM. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for these indications.

To support marketing approval of a drug, the FDA requires a demonstration of efficacy based on an endpoint reflecting clinical benefit.  However, under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate endpoint that is reasonably likely to predict clinical benefit.  We are currently evaluating whether we will design our planned Phase 3 clinical trial of A4250 in patients with PFIC with an objective of seeking accelerated approval under Subpart H or with the objective of seeking full approval and we have not definitively determined the primary endpoint or endpoints for the planned trial. If we elect to use a surrogate endpoint and seek accelerated approval under Subpart H, the FDA or EMA may determine that the surrogate endpoint, or that the outcome shown in the planned trial on the surrogate endpoint, does not establish a reasonable likelihood of predicting clinical benefit or otherwise is not sufficient to support approval, even if the surrogate endpoint is met with statistical significance. If this occurs, our business would be materially harmed.

In addition, if we pursue an accelerated approval under Subpart H for A4250, we will be required to conduct a post-approval clinical outcomes trial to confirm its clinical benefit in PFIC.  There can be no assurance that any post-approval trial that we conduct will confirm that the surrogate endpoint used for accelerated approval will eventually show an adequate correlation with clinical outcomes.  If a clinical outcomes confirmatory trial that we conduct fails to show such adequate correlation, we may not be able to maintain any previously granted marketing approval for A4250 in PFIC that we may obtain.  Likewise, it is possible that any marketing authorization we may receive in the future from the EMA for A4250 for the treatment of PFIC could be conditional on post-authorization studies and not be considered a full authorization.  Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of A4250 in PFIC.  Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required.  Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization.  Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

If we elect to design our planned Phase 3 clinical trial of A4250 in patients with PFIC with the objective of seeking accelerated approval in the United States under Subpart H or conditional marketing authorization in Europe, it is possible that we will select the reduction of serum bile acids, a surrogate endpoint, as a co-primary endpoint for the trial.  To support the clinical utility of reduction in serum bile acids in the treatment of patients with PFIC, we have sponsored an independent study pooling and analyzing long-term PFIC patient data from a number of leading PFIC academic centers, which we refer to as the PFIC Study Group.  However, even if the analysis conducted by the PFIC Study Group provides favorable data that we believe supports the predictive clinical benefit of reducing serum bile acids in PFIC patients, the likelihood that the FDA or EMA will accept reduction of serum bile acids to support marketing approval of A4250 is uncertain and the likelihood of acceptance to support marketing approval of A4250 for the treatment of PFIC itself, rather than for the treatment of pruritus associated with PFIC, is even more uncertain.

It is also possible that we will select reduction of pruritus as a primary endpoint for our planned trial in PFIC patients. Because the assessment of pruritus relies on subjective patient or caregiver feedback, it is inherently difficult to evaluate and measure consistently. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial. Moreover, patients given an inactive comparator, or placebo, in a clinical trial may perceive a change in pruritus that is greater than we anticipated when designing the trial or that is comparable to the change experienced by patients given A4250, which could obscure the effect of A4250 in the planned trial and reduce the likelihood that the trial will be successful.

In addition, it is our objective that the data from our planned Phase 3 clinical trial of A4250 in patients with PFIC be sufficient to support, together with safety data from an extension study to evaluate long-term outcomes, an application for marketing approval for A4250.  The FDA and EMA generally require two pivotal clinical trials to support marketing approval of a drug.  If the FDA or EMA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support marketing approval of A4250 to treat patients with PFIC in the United States or European Union, or if the FDA requires one or more different clinical trial designs or endpoints to support marketing approval in the United States than the EMA requires to support marketing approval in the European Union, it would result in a more expensive and potentially longer development program for A4250 than we currently contemplate, which could delay our ability to generate product revenues with A4250, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete the planned pivotal program.  Even if the FDA and EMA support our objective to conduct a single Phase 3 trial of A4250 as the basis, together with safety data from an extension study to evaluate long-term outcomes, an application for marketing approval for A4250 in PFIC, either regulatory authority may require that we meet the primary endpoint or endpoints in the trial at a higher level of statistical significance than would otherwise be required for a trial to be successful, which would reduce the likelihood of a positive trial.

Likewise, if we conduct any future clinical trial designed to support marketing approval of A3384 as a treatment for BAM, the FDA, EMA or any regulatory authority outside of the United States or the European Union may determine that the designs or endpoints of the trial, or that the outcomes shown on any particular endpoints in the trial, are not sufficient to establish a clinically meaningful benefit for A3384 in the treatment of BAM or otherwise to support marketing approval, even if the primary endpoint or endpoints of the trial is met with statistical significance.

There is limited clinical experience in PFIC.  Our planned Phase 3 clinical trial of A4250 in patients with PFIC is likely to utilize novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have little experience.  A regulatory authority may ultimately determine that an outcome instrument that we use in the planned trial is not adequately reliable or valid for use with PFIC patients, which would delay and potentially prevent our receipt of marketing approval for A4250.

We are developing A4250 initially as a treatment for patients with PFIC, and there is limited clinical experience in PFIC. We may also conduct future development of A4250 for other pediatric cholestatic liver diseases and disorders for which there is likewise limited clinical experience. Our planned PFIC trial, as well as potential future clinical trials of A4250 in patients with PFIC or other pediatric cholestatic liver diseases, are likely to use novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have limited or no experience. The degree of novelty or other limitations of these endpoints and methodologies may impact the likelihood that our planned PFIC clinical trial, or any other future clinical trial of A4250, will be successful or otherwise delay or prevent marketing approval of A4250. For example, it is possible that we will select reduction of pruritus as a primary endpoint for our planned Phase 3 clinical trial of A4250 in patients with PFIC. Change in pruritus is assessed using patient-reported or, in the case of young children, caregiver-reported outcome instrument. We are currently working with a contract research organization to develop patient-reported and caregiver-reported outcome instruments to assess pruritus in the planned PFIC trial.  We plan to establish the reliability and validity of the outcome instruments that we develop to meet applicable regulatory standards within, but not before, the planned trial. The FDA or EMA may ultimately determine that the outcome instrument that we use to assess pruritus is not adequately reliable or valid for use with PFIC patients, whether because it was not applied by clinical investigators sufficiently consistently, was not sufficiently sensitive to detect varying degrees of pruritus, or for any other reason.  If this were to occur, our ability to obtain marketing approval for A4250 would be delayed and we may never receive marketing approval for A4250.

Favorable results seen to date in clinical trials of A4250 may not be predictive of favorable results in our planned Phase 3 clinical trial of A4250 in patients with PFIC, which is expected to involve different doses, dosing regimen and duration, number of patients and outcome measures and may have other differences in design or execution.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. A4250 has been evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC and in an ongoing, open label Phase 2 trial in children with chronic cholestasis. Based on data from the PBC trial that we received from the investigator, nine patients received A4250 and all of them reported a substantial reduction in pruritus. In addition, preliminary data from our ongoing Phase 2 trial in children with chronic cholestasis show a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids.

Our planned Phase 3 trial of A4250 in patients with PFIC is expected to involve a greater number of patients, different outcome measures, doses, dosing regimen and duration and may have other differences in trial design, in addition to the difference in patient population, compared with either the PBC trial or the pediatric chronic cholestasis trial. If the favorable findings on pruritus and serum bile acids seen in these two Phase 2 trials are not replicated in the final data from our ongoing chronic cholestasis trial, in our planned trial of A4250 in patients with PFIC or in any other future trial of A4250 in patients PFIC or other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for A4250 to treat any indication, in which case our business would be materially and adversely affected.

We are currently designing our planned Phase 3 trial of A4250 in patients with PFIC, including evaluating various potential endpoints to designate as the primary endpoint, whether alone or together with another primary endpoint. It is possible that change in pruritus will be the primary endpoint in the planned trial. It is customary to use a patient-reported or caregiver-reported outcome instrument to qualify and assess pruritus in clinical trials, but the specific measures can vary from trial to trial. For example, the pruritus scales that were used in the PBC trial are not the same as the scales used in our trial in children with chronic cholestasis, except that the visual analogue scale of itching, known as VAS-itch, is common to both trials. If we decide to use change in pruritus as a primary endpoint in our planned trial of A4250 in patients with PFIC, we plan to use patient-reported and caregiver-reported outcome instruments that we are currently developing that employ or rely on different questions or assessments, require a different outcome to establish a positive response or are otherwise different from the outcome instruments used in our ongoing trial in children with chronic cholestasis. The differences in these instruments may reduce the likelihood that the preliminary data from our ongoing trial of A4250 in children with chronic cholestasis or the results of the concluded PBC trial of A4250 will be predictive of favorable results in the planned PFIC trial.

In addition, we are currently considering doses of A4250 for our planned Phase 3 trial that for some PFIC patients may not be precisely the same as the weight-based doses that we are evaluating in our ongoing Phase 2 trial of A4250 in children with chronic cholestasis.  Although we expect that patients in the planned trial of approximately the same weight will receive the same total dose of A4250, any difference in relative weights between particular patients will result in a difference in weight-based doses between those patients.  This may reduce the likelihood that weight-based data from the Phase 2 trial will be predictive of favorable results in our planned PFIC trial.

The likelihood that our ongoing Phase 2 clinical trial of A4250 in children with chronic cholestasis will be sufficient to enable a single Phase 3 trial to support, together with additional long-term safety data, an application for marketing approval of A4250 is uncertain.  If the FDA or EMA determines that a longer or more expansive clinical program is required to support approval than we anticipate, it would materially harm our business.

We plan to seek concurrence from the FDA and EMA that a single Phase 3 clinical trial in patients with PFIC will be sufficient to establish the efficacy of A4250 to support, together with additional long-term safety data, an application for regulatory approval as a treatment for patients with PFIC in the United States and European Union. The likelihood that the FDA and EMA will concur with our plan is uncertain. The FDA or EMA may instead determine that multiple Phase 3 clinical trials are required to establish the efficacy of A4250 in patients with PFIC or that a single trial must have a longer treatment duration than we currently anticipate to be potentially sufficient. If the FDA or EMA takes this position, it would result in a longer or more expensive and potentially longer development program for A4250 than we currently contemplate, which could delay our ability to generate product revenues with A4250, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete the planned pivotal program.

In addition, we are enrolling in our ongoing study children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia, Alagille syndrome, or ALGS, and sclerosing cholangitis. As a result of these enrollment criteria, the number of different PFIC patients participating in the trial is 10. If the FDA, EMA or any regulatory authority outside of the United States or European Union determines that 10 PFIC patients is insufficient, or that the number of patients with PFIC in any particular age range is insufficient, it is more likely that the applicable regulatory authority will require that we conduct more than our planned single Phase 3 trial in patients with PFIC to establish the efficacy of A4250 to support marketing approval.

If we experience delays or difficulties in the enrollment of patients in our planned Phase 3 clinical trial of A4250 in patients with PFIC, our receipt of marketing approval for A4250 could be delayed or prevented.

Recruiting patients for orphan pediatric liver diseases is challenging.  We have previously experienced enrollment delays in our clinical trials of A4250 and are aware of at least one third-party clinical trial in PFIC patients that may be ongoing at the time of our planned Phase 3 trial of A4250 in patients with PFIC. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates, we may not be able to initiate or continue the clinical trials. In particular, if we experience enrollment delays in our planned Phase 3 trial of A4250 in patients with PFIC, our cash resources may not be sufficient to enable us to fund the trial to completion, which could cause our value to decline and limit our ability to obtain additional financing.

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

Patient enrollment is affected by many factors, including:

•	size of the target patient population;
•	severity of the disease or disorder under investigation;
•	eligibility criteria for the clinical trial in question;
•	other clinical trials being conducted at the same time involving patients who have the disease or disorder under investigation;
•	perceived risks and benefits of the product candidate under study;
•	approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
•	willingness or unwillingness to participate in a placebo controlled clinical trial;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients in our ongoing or planned clinical trials of A4250, or any of our other product candidates, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in PFIC is smaller than we anticipate, or if A4250 receives approval to treat only a specific subpopulation of patients with PFIC or only a specific symptom of PFIC, our future revenue from A4250 will be adversely affected and our business will suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing A4250 initially as a treatment for patients with PFIC and potentially also as a treatment for patients with other pediatric cholestatic liver diseases and disorders. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the addressable PFIC patient population for A4250 is only a subset of the overall patient population, specifically patients who have not yet received partial external bile diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. In addition, there are different subtypes of PFIC and the beneficial effects of A4250 may vary among patients with different subtypes or among children of different ages. We expect that the inclusion criteria for our planned Phase 3 clinical trial will include some, but not all, PFIC subtypes. A4250 may ultimately receive regulatory approval, if at all, as a treatment for some but not all of the subtypes, or for children of some ages but not others.  Moreover, it is possible that we will select reduction of pruritus as the sole primary endpoint for our planned PFIC trial.  In that event, regulatory authorities may deem the trial to support approval for the treatment of pruritus associated with PFIC but not for the treatment of PFIC itself.  If A4250 ultimately receives marketing approval for only certain PFIC subtypes, or for only PFIC patients of certain ages, or for only pruritus associated with PFIC, the commercial opportunity for A4250 may be smaller than we anticipate and our business may be harmed.

It is critical to our ability to grow and become profitable that we successfully identify patients with these rare cholestatic liver diseases and disorders. Our projections of the number of people who have PFIC or our other target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with A4250, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for A4250. The effort to identify patients with PFIC or our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for A4250 may be limited or may not be amenable to treatment with A4250, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for A4250, we may never achieve profitability because the potential target patient population for A4250 is small.

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

The benefit of IBAT inhibition in the treatment for patients with PFIC or any of our other target indications is unproven, and we do not know whether we will be able to develop any products of commercial value for these indications.

A4250 is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop A4250. Shire plc, or Shire, reported in 2015 and 2016 that its product candidate for the treatment of PFIC and other rare liver diseases, SHP625, which has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of A4250 for the treatment of patients with PFIC or any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

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

For example, the investigator for the investigator-initiated Phase 2 clinical trial of A4250 in PBC determined to conclude the trial prior to its intended completion, citing gastrointestinal (GI) side effects. If the GI side effects cited by the investigator in the PBC trial are predictive of an inadequate tolerability profile of A4250, the overall commercial opportunity for A4250 may be lower than we expect. Even if we receive regulatory approval for A4250, if the approved dose of A4250 is not well tolerated, A4250 may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.

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
•

whether physicians will be willing to prescribe A4250 to patients with PFIC if the primary endpoint in our clinical trial or trials of A4250 in patients with PFIC is the reduction of pruritus or a surrogate measure, as opposed to a direct measure of reducing or eliminating progressive liver disease;

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

We do not have a sales or marketing infrastructure and have no experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If we receive marketing approval in the United States or Europe for A4250 to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to commercialize A4250 in the approved indication(s) in the applicable region with our own focused, specialized sales force. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize A4250. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as A3384, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establishes marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates A4250 and elobixibat, act via IBAT inhibition.  Shire’s SHP625, also known as maralixibat and formerly known as LUM001, is currently being studied in a Phase 2 clinical trial in PFIC, and we believe that Shire plans to conduct Phase 2/3 clinical development of SHP625 as a treatment for PFIC.  We also believe that SHP625 is additionally in Phase 2 development as a treatment for ALGS. In June 2016, Shire announced that the FDA has granted breakthrough therapy designation for SHP625 for PFIC, type 2. We also believe that GlaxoSmithKline’s GSK2330672 is in Phase 2 clinical development as a treatment for patients with PBC and that Shire’s SHP626 is in Phase 2 development as a treatment for NASH.

If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

•

For PFIC and many other cholestatic liver diseases, there are no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, we believe Shire plans to conduct Phase 2/3 clinical development of SHP625 in PFIC. In addition, we believe that Intercept Pharmaceuticals’ obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia.

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

•

For CIC: linaclotide, a guanylate cyclase-C agonist marketed by Ironwood Pharmaceuticals, Inc. and Allergan plc in the United States as Linzess and in Europe (for a related condition, irritable bowel syndrome with constipation, or IBS-C) as Constella and for which a marketing application filed by Astellas Pharma Inc. has been approved in Japan for IBS-C; lubiprostone, a type-2 chloride channel marketed as Amitiza by Takeda Pharmaceutical Company Limited in the United States and select countries in Europe and by Mylan N.V. in Japan; prucalopride, a motility agent marketed by Shire in the European Union as Resolor; and numerous OTC products, including psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol.

•

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide, a guanylate cyclase-C agonist to be marketed as Trulance, which is approved in the United States to treat CIC and for which it has completed two Phase 3 clinical trials in IBS-C. Ardelyx, Inc. has a product candidate, tenapanor, a sodium transporter NHE3 inhibitor that is in Phase 3 clinical development to treat IBS-C.

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

We have separate liability insurance policies that cover each of our clinical trials. These policies provide coverage in varying amounts, up to a maximum of €5.0 million in the aggregate for the applicable clinical trial. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, A4250, elobixibat, A3384 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have historically based our research and development efforts on IBAT inhibitors, including A4250 and elobixibat, to treat cholestatic liver diseases and CIC and on our proprietary formulations of an established bile acid sequestrant, A3384, to treat BAM. Notwithstanding our investment to date and anticipated future investment, we have not yet developed, and may never successfully develop, any marketed drugs using these approaches. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

We entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals) for elobixibat in April 2012. We cannot predict the ultimate success of the arrangement. The agreement provides for milestone payments to us if specified regulatory and commercial milestone events are achieved and provides us with royalty-based revenue if elobixibat is successfully commercialized.  EA Pharma has submitted a new drug application to the Japanese PMDA for elobixibat for the treatment of chronic constipation in Japan.  If elobixibat receives marketing approval in Japan, EA Pharma plans to co-market elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida.

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

If EA Pharma terminates the elobixibat agreement at any time, for any reason, it would negatively impact our development of elobixibat in Japan and otherwise in EA Pharma’s licensed territory, would materially harm our business and could accelerate our need for additional capital. In particular, we would not receive future milestone or royalty payments from EA Pharma and would have to fund any further clinical development and commercialization of elobixibat in Japan on our own, seek another licensee or collaborator for clinical development and commercialization or abandon the development and commercialization of elobixibat in Japan.

If we do not pursue the development and potential commercialization of elobixibat for the treatment of CIC in the United States or Europe, whether through a licensing, collaboration or similar arrangement or otherwise, the revenue that we will generate based on elobixibat may be lower.

In addition to our agreement with EA Pharma for elobixibat in Japan and other select markets in Asia, we are currently evaluating whether we will seek a license or other partnering transaction with a third party for elobixibat in the United States or Europe.  The cost and duration of the additional clinical trial or trials that would be required by the FDA and EMA to support marketing approval of elobixibat to treat CIC is currently uncertain. Even if we were to seek to establish licensing, collaboration or similar arrangement with a third party for the United States or Europe, the uncertain regulatory requirements may interfere with our ability to do so on acceptable terms, or at all. We do not currently anticipate that we will conduct future clinical trials of elobixibat for the United States or Europe independently, whether or not we elect to seek a suitable third-party arrangement. If we do not enter into suitable third-party arrangements and do not ourselves conduct clinical trials of elobixibat for the United States or Europe, the revenue that we will generate based on elobixibat will be limited to payments that we receive under our agreement with EA Pharma, which will reduce the overall commercial potential of elobixibat and may harm our business.

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

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for A4250 and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of A4250 used in our ongoing Phase 2 clinical trial and, in the case of elobixibat, clinical trials conducted by our licensee. We may in the future be unable to conclude agreements for commercial supply with third-party manufacturers on acceptable terms, or at all.

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

We have licensed rights to develop and commercialize elobixibat for CIC and other gastrointestinal diseases and disorders to EA Pharma in Japan and other select markets in Asia. We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of A4250, elobixibat, A3384 or any potential future product candidate of ours for any or all indications and for any or all territories, except for the rights currently subject to EA Pharma’s license with respect to elobixibat.

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
•

we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others or make us a less attractive collaboration partner by narrowing the scope of potential collaborations into which we may enter;

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

If EA Pharma does not obtain protection under applicable law in Japan by extending the patent terms for elobixibat, the period during which we may receive royalties will be shorter than it could otherwise be and our business may be materially harmed.

Depending upon the timing, duration and specifics of Japanese PMDA marketing approval of elobixibat, if any, one or more of our patents in Japan may be eligible for limited patent term restoration. The Japanese Pharmaceutical Affairs Law generally permits the extension of the patent term for a drug as compensation for patent term lost during the regulatory review process by the Japanese PMDA. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.  If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which EA Pharma will have the right to exclusively market elobixibat in Japan will be shortened, competitors may obtain approval of competing products following our patent expiration and our royalty revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued composition of matter patent for elobixibat in Japan is expected to expire in 2021 and the issued patent for a method of using an IBAT inhibitor to treat CIC or IBS in Japan is expected to expire in 2024, in each case assuming it withstands any challenge. We expect that the other Japanese patents and patent applications for elobixibat, if issued and the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2034 to 2035.  Additionally, under the Japanese Pharmaceutical Affairs Law, an application for approval of a generic version of an approved drug cannot be filed during a specified post-approval reexamination period.  Currently, the reexamination period is eight years for drugs with new active ingredients.

A3384 could be subject to competition arising from off-label use from immediate release cholestyramine.

We have pending PCT patent applications covering pharmaceutical formulations of A3384. Even if these patents ultimately issue in the United States or elsewhere, we do not have patent rights covering the composition of matter of cholestyramine. As a result, we may be limited in our ability to prevent others from exploiting cholestyramine, which could have a negative impact on the commercial potential of A3384. In addition, cholestyramine is currently approved in the United States and some countries in Europe for various indications, including in some countries in Europe for diarrhea associated with certain GI conditions. Physicians currently prescribe cholestyramine for other indications that are not approved by the FDA or regulatory authorities outside of the United States, such as BAM. If we are unable to establish that A3384 is a superior drug to immediate release cholestyramine in the treatment of BAM, physicians may be likely to continue to prescribe immediate release cholestyramine and our potential future revenue from sales of A3384 would likely be materially and adversely affected.

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

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. We anticipate that we will request rare pediatric disease designation for A4250 for PFIC. For purposes of this program, the FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. and more than 50% of those patients are under the age of 18 years old. There can be no assurance, however, that the FDA will agree with our position that PFIC meets the criteria for a “rare pediatric disease.” If we submit a voluntary request for a rare pediatric disease designation and the request is granted by FDA, the FDA’s rare pediatric disease designation would give us the potential to receive a Priority Review Voucher if A4250 is approved for marketing. The rare pediatric disease Priority Review Voucher program is now set to expire at the end of September 2020, although a drug that has been designated under the program as of September 30, 2020 may still receive the Priority Review Voucher if it is approved for marketing before October 1, 2022.  Therefore, there is no guarantee that we will receive a Priority Review Voucher for A4250 even if it is approved by the FDA to treat a rare pediatric disease.

If prior to any marketing approval in the European Union of A4250 to treat PFIC, Shire’s SHP625 is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, and if A4250 is deemed to be a similar medicinal product, within the meaning of E.U. law, to SHP625, we may not be able to obtain marketing approval of A4250 in the European Union for a significant period of time.  In addition, A4250 may not be entitled to orphan drug exclusivity for A4250 in the United States or European Union notwithstanding its orphan designation.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA has granted orphan drug designation to A4250, which is an IBAT inhibitor, for the treatment of PFIC, as well as PBC, and the EMA has designated A4250 as an orphan medicinal product for the treatment of PFIC, as well as PBC and ALGS.  Shire’s SHP625, which has also been reported to be an IBAT inhibitor, has also been granted orphan drug designation by the FDA and as an orphan medicinal product by the EMA.

Generally, if a designated orphan medicinal product receives the first marketing approval in the European Union for the orphan indication for which it has been designated and maintains at the time of approval its designation as an orphan medicinal product under applicable criteria, the product is entitled to a period of market exclusivity in the European Union.  Subject to certain exceptions, this market exclusivity precludes the EMA from accepting another marketing application for a “similar medicinal product” for the same indication for 10 years, which can be reduced to six years if a drug no longer meets the criteria for orphan drug designation (including if the drug is sufficiently profitable so that market exclusivity is no longer justified).  Under E.U. law, a “similar medicinal product” is a medicinal product that contains a similar active substance or substances as contained in the authorized orphan medicinal product and that is intended for the same therapeutic indication and a “similar active substance” is an active substance that is identical or has the same principal molecular structural features (but not necessarily all of the same molecular features) and acts via the same mechanism as the authorized orphan medicinal product.

SHP625 has been evaluated to date in a greater number of PFIC patients than has A4250.  If (1) prior to marketing approval, if any, of A4250 to treat PFIC in the European Union, SHP625 is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, (2) A4250 is deemed to be a similar medicinal product to SHP625 and (3) we are not able to establish that A4250 provides a significant benefit to patients compared with SHP625, we may not be able to obtain marketing approval of A4250 in the European Union for at least several years.

Moreover, we may not be able to obtain orphan drug exclusivity in the United States or the European Union for A4250 for PFIC or any other indication, notwithstanding the fact that A4250 has been designated as an orphan drug in the United States or an orphan medicinal product in the European Union. For example, if a competitive product that is the same drug as A4250 is shown to be clinically superior, any orphan drug exclusivity that we have obtained in the United States will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval in the United States of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated.  Moreover, if prior to marketing approval, if any, of A4250 to treat PFIC in the European Union, SHP625 or any other product is approved in the European Union to treat PFIC, A4250 may not be entitled to orphan drug exclusivity if we are not able to establish that it provides a significant benefit to patients compared with SHP625.  Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drug products can be approved for the same condition.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. We believe that A4250 may meet the criteria to be designated as a fast track product. However, even if we seek and are granted a fast track designation for A4250, there is no assurance that A4250 will receive marketing approval from the FDA or that approval will be granted within any particular timeframe. We may also seek fast track designation for other current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months from the date of NDA acceptance for filing, rather than the standard review period of ten months from the date of NDA acceptance for filing. We may request priority review for A4250 or other current or potential future product candidates of ours at the time that the marketing application is submitted. The FDA has broad discretion with respect to whether or not to grant priority review status to an individual marketing application. As a result, even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter.

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

In March 2010, the Affordable Care Act became law in the United States. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. As implementation of the Affordable Care Act is ongoing, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, there have been judicial and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in the light of the change in administration following the 2016 U.S. presidential election. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including a drug price transparency law in Vermont that applies to pharmaceutical manufacturers, that may have an impact on our business.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2016, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our 2016 financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, specifically a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates in the financial statement closing process resulting from our limited in-house accounting and finance team. We currently rely on consultants and external advisors to provide assistance with financial reporting in accordance with the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, and these consultants and external advisors may not have direct knowledge of all of our business, transactions and contracts. Specifically, we and our independent registered public accounting firm determined that we did not have sufficient resources with U.S. GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that includes resolution of complex accounting issues involving significant judgment and estimates.

We are working to remediate the material weakness. In particular, we hired a full-time chief financial officer in July 2016 and a controller in March 2017 and plan to develop and implement formal policies, processes and documentation procedures relating to our financial reporting. We estimate that we will remediate the material weakness prior to filing our annual report on Form 10-K for the year ending December 31, 2017, but we may not ever be able to remediate the material weakness. If we are unable to successfully remediate the material weakness and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and, if and at such time as we cease to qualify as a “smaller reporting company” under applicable securities regulations, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, because we currently qualify as a “smaller reporting company” under applicable securities regulations, an attestation report on internal control over financial reporting issued by our independent registered public accounting will not be required. An independent assessment of our internal control over financial reporting might detect deficiencies that management’s assessment does not.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Ron Cooper, our President and Chief Executive Officer, and other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

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

We conduct a significant portion of our operations outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars. Exchange rate fluctuations between local currencies and the dollar create risk in several ways, including the following: weakening of the dollar may increase the cost of overseas research and development expenses and the cost of sourced product components outside the United States; strengthening of the dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on nondollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins may be affected.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the results of our current and any future clinical trials of our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the markets in which we compete, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our product candidates or products, if any;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of health care payment systems;
•	failure to maintain compliance with listing requirements of The NASDAQ Capital Market; and
•	period-to-period fluctuations in our financial results.

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

As of March 1, 2017, our executive officers and directors, and their affiliates, beneficially own or control approximately 39.4% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested and unvested options to purchase shares of our common stock). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the price of our common stock to decline if investors perceive that conflicts of interest may exist or arise.

We are a smaller reporting company. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

We are currently a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that has an aggregate market value of its voting stock held by non-affiliates, or public float, of less than $75 million as of the last business day of its most recently completed second fiscal quarter and does not meet certain exceptions. A smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

In addition, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on January 10, 2017 and pursuant to which we registered for sale up to $100 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. Under SEC rules and regulations, we must meet certain requirements to use our Form S-3 registration statement to sell up to the full amount of $100 million of securities registered for sale under the Form S-3 registration statement. One such requirement is that the market value of our outstanding common stock held by non-affiliates, or public float, be at least $75 million as of a date within 60 days prior to the date on which the Form S-3 is filed (and within 60 days prior to the date of any Form 10-K filing thereafter by us, which is deemed a re-evaluation date). If we do not meet that requirement, then the aggregate market value of securities sold by us in a primary offering under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. SEC rules and regulations require that we periodically re-evaluate the value of our public float, and if, during the 60-day period prior the applicable re-evaluation date, our public float has not been equal to or greater than $75 million, we would become subject to the one-third of public float limitation described above.  During the 60-day period prior to the date this Form 10-K is filed, which is our most recent re-evaluation date, our public float was greater than $75 million, and we are therefore not subject to the one-third of public float limitation, at least until our next re-evaluation date.

If our ability to utilize a Form S-3 registration statement becomes restricted under these rules, we could elect to raise capital pursuant to an exemption from registration under the Securities Act, or under a Form S-1 registration statement, but either of these alternatives would likely increase the cost of raising additional capital compared with the use of a Form S-3 registration statement. Furthermore, because of these limitations on primary securities offerings under a Form S-3 and the increased likelihood of greater costs and potential delays associated with the alternatives to using a Form S-3, the terms of any financing transaction that we are able to conduct may be less favorable or may cause us to be unable to obtain capital in a timely manner.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after applicable lock-up and other legal restrictions on resale discussed in this proxy statement lapse, the trading price of our common stock could decline. As of March 1, 2017, we had outstanding a total of approximately 6.3 million shares of common stock. Of these shares, only approximately 2.1 million shares of common stock are freely tradable, without restriction, in the public market as of March 1, 2017.

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc.  On November 3, 2016, we completed a share exchange transaction.  Upon the completion of the share exchange transaction, we changed our name to “Albireo Pharma, Inc.” and the business of Albireo Limited became our business.  The lock-up agreements entered into by the former directors and officers of Biodel and the lock-up restrictions in the agreement for the share exchange provide that the shares subject to the lock-up restrictions will be released from such restrictions 180 days from November 3, 2016, the closing date of the share exchange. In addition, the shares of our common stock that were issued in the share exchange are restricted securities under the Securities Act and any sale of such shares without registration will be subject to the requirements of Rule 144 promulgated under the Securities Act. Based on shares outstanding as of March 1, 2017, up to an additional approximately 4.2 million shares of common stock will be eligible for sale in the public market, approximately 2.1 million of which are held by our directors, our executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 855,923 shares of common stock that are subject to outstanding stock options as of March 1, 2017 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the lock-up agreements and to the extent the shares are registered for sale under the Securities Act or permitted for sale in the public market by Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 5,116 square feet of office space in the building located at 10 Post Office Square, Boston, Massachusetts, which serves as our corporate headquarters.  The lease expires on April 30, 2022, and we have the option to extend the term one time for an additional 5-year period.  The current base monthly payment on the lease is $20,997, which is subject to specified annual increases of approximately 2% during the term of the lease and does not include operating expenses, utilities, taxes and insurance for which we are responsible.  In addition, we lease approximately 5,100 square feet of office space in Gothenburg, Sweden under a lease that expires in November 2019. The current quarterly payment under the lease is 318,197 Swedish Kronor (approximately $34,939, based on the Swedish Kronor to U.S. Dollar exchange rate at December 31, 2016), subject to change based on applicable taxes and otherwise to increase based on changes in the Swedish Consumer Price Index. The lease renews automatically for consecutive three-year terms, unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to our right to terminate the lease at any time upon six months’ notice. We believe that our existing facilities are adequate to meet our current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

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

Fiscal Quarter Ended	High	Low
March 31, 2015	$60.00	$34.20
June 30, 2015	$40.20	$29.55
September 30, 2015	$33.76	$11.70
December 31, 2015	$15.00	$6.66
March 31, 2016	$11.34	$6.66
June 30, 2016	$15.89	$7.84
September 30, 2016	$14.34	$8.55
December 31, 2016	$37.69	$13.20

On March 1, 2017, the closing price of our common stock was $25.90 per share.

Stockholders

As of March 1, 2017, we had 6,292,644 outstanding shares of common stock and no outstanding shares of preferred stock. As of March 1, 2017, there were approximately 45 holders of record of our common stock.

Dividends

Except for a single dividend paid by Albireo Limited in 2012, we have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.  In addition, we are currently prohibited from making any dividend payments under the terms of our loan facility with our lender.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended December 31, 2016.

Item 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10-K (see Part I, Item 1A) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statement contained in the following discussion and analysis.

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Transaction, we changed our name to “Albireo Pharma, Inc.,” the business of Albireo Limited became our business and we became a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis that is intended to support a planned Phase 3 clinical trial in patients with PFIC. In addition to PFIC and subject to obtaining additional capital, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, for which our licensee has filed a new drug application for approval in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption.  We also have a preclinical program in nonalcoholic steatohepatitis, or NASH.

For accounting purposes, the Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, the discussion and analysis in this Item 7 reflect the historical results of Albireo Limited and its direct and indirect subsidiaries prior to completion of the Transaction and do not include the historical results of Biodel prior to completion of the Transaction.

Biodel Inc. was incorporated in December 2003 and commenced active operations in January 2004.  Albireo Limited’s business began when Albireo Limited was spun out of AstraZeneca AB in 2008.

Since inception, we have incurred significant operating losses. As of December 31, 2016, we had an accumulated deficit of $25.9 million.  We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2016, we had approximately $29.9 million in cash and cash equivalents.

All common stock share and per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and, where applicable, a 1-for-30 reverse stock split effected by Biodel Inc. on November 3, 2016 prior to completion of the Transaction.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of upfront or license fees, milestone payments and payment for procurement services that are made pursuant to license agreements or related supply agreements. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of certain development, regulatory or commercial milestones, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for procuring pharmaceutical ingredients. For these agreements, management applies judgment in the allocation of total agreement consideration to the separately identifiable components on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions.

For the years ended December 31, 2016 and 2015, we recognized into revenue $11.4 million and $5.1 million, respectively, in payments under our license agreements. For the year ended December 31, 2016, we recognized into revenue nonrefundable payments received from our licensee for elobixibat in Japan and other specified countries in Asia, EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, of $8.0 million in connection with a renegotiated payment stream and $3.6 million triggered by the decision of EA Pharma to proceed with the preparation of a new drug application for elobixibat in Japan.  We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of the uncertain timing of future milestone payments, if any.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (including salaries, benefits and other staff-related costs) for employees in research and development functions, costs associated with preclinical and clinical development services, including clinical trials and related manufacturing costs, third-party contract research organizations, or CROs, and related services and other outside costs, including fees for third-party professional services such as consultants. Our preclinical studies and clinical studies are performed by CROs. We expect to continue to focus our research and development efforts on preclinical studies and clinical trials of our product candidates. As a result, we expect our research and development expenses to continue to increase for the foreseeable future.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs such as fees paid to CROs and others in connection with our preclinical and clinical development activities and related manufacturing. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

Successful development of our current and potential future product candidates is highly uncertain. Completion dates and costs for our programs can vary significantly by product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with development of any of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, our ability to enter into licensing, collaboration and similar arrangements with respect to current or potential future product candidates, success of research and development programs and assessments of commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including salaries and benefits) for our executive, finance and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, information technology, legal and accounting services and other corporate expenses and allocated overhead.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and assumptions on historical experience and on various assumptions that we believe are reasonable under the circumstances, and we evaluate them on an ongoing basis. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates and judgments. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2016 in this Annual Report on Form 10-K. We believe that our accounting policies relating to revenue recognition, research and development expenses, stock-based compensation and fair value of financial instruments are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

We generate revenue primarily from the receipt of upfront or license fees, milestone payments and payments for procurement services that are made pursuant to license agreements or related supply agreements. Substantially all of our revenue to date has been derived from our license agreement with EA Pharma and a now-terminated license agreement with Ferring International Center S.A., or Ferring.

Where an out-license arrangement involves the provision of multiple elements that may contain different remuneration arrangements such as upfront payments, milestone payments or product sales, the arrangement is assessed to determine whether separate delivery of the individual elements of such arrangements comprises more than one unit of accounting. The delivered elements are separated if (a) they have value to the licensee on a stand-alone basis, (b) there is objective and reliable evidence of the fair value of the undelivered element(s) and (c) if the arrangement includes a general right of return relative to the delivered element(s), delivery or performance of the undelivered element(s) is considered probable and is substantially in our control. Allocation of revenue to the different elements that require separate accounting is based on the separate selling prices determined for each component, and total consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, we will use our best estimate of such selling prices, consistent with the overall pricing strategy and relevant market factors.

Payments resulting from procurement services are recognized into revenue as the activities are performed and are presented on a net basis. Revenue is recorded on a net basis because we act as an agent, as we do not have discretion to change suppliers and do not perform any part of the services or manufacture of the subject pharmaceutical ingredients. The costs associated with these activities are netted against the related revenue in our consolidated statement of operations.

For certain contingent payments under research and development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (A) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (B) related solely to past performance and (C) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, our management considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

Research and Development Expenses

Research and development costs are expensed as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided by CROs and other third-party vendors, including clinical trial sites. We determine accrual estimates through financial models that take into account discussion with applicable personnel and service providers as to the progress or state of completion of particular research and development activities, including clinical trials. Our preclinical study and clinical trial accrued liabilities and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third party vendors, including clinical trial sites. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reported amounts that are too high or too low for any particular period. When contracts for research and development services require advance payment, they are recorded on our consolidated balance sheet as prepaid items and expensed when the service is provided or reaches a specific milestone outlined in the contract.

Stock-based Compensation

We recognize stock-based compensation costs related to stock options granted to personnel based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Except as provided below, the grant date fair value of each stock-based award is recognized on a straight-line basis over the requisite service period, which is the vesting period of the award.

During the year ended December 31, 2016, we issued stock options with exercise prices denominated in a foreign currency (Euros), which are required to instead be accounted for as liabilities. We account for each liability-classified stock-based award based on its fair value at each financial reporting date until the award is settled (exercised). Changes in the amounts attributed to these awards between the reporting dates are included in stock-based compensation expense (credit) in our consolidated statement of operations. We include liability-classified stock options in noncurrent liabilities on our balance sheet as their settlement (exercise) does not require use of cash, cash equivalents or other current assets. The foreign-denominated stock options issued during 2016 were replaced with stock options denominated in U.S. dollars on the date the Transaction was completed.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. We estimate the expected term for stock-based awards using the simplified method due to limited historical exercise activity. The simplified method calculates the expected term as the arithmetic average between the vesting date and the contractual expiration date of the award.

•

Expected volatility. Due to our limited history, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the awards.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Government Bond rate with a maturity date commensurate with the expected term of the associated award.
•

Expected dividend. The expected dividend is assumed to be zero. Except for a single dividend paid by Albireo Limited in 2012, we have never paid dividends and we have no current plans to pay any dividends.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our estimated forfeiture rate is based on an analysis of actual forfeitures.  We will continue to evaluate the appropriateness of our estimated forfeiture rate based on actual experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate could have a significant impact on stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our consolidated statement of operations. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated statement of operations.

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock and stock-based awards, there may be refinements to the estimates of expected volatility, expected terms and forfeiture rates, which could impact future stock-based compensation expense.

Some of our stock-based awards are subject to performance-based vesting conditions. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable or, in some cases, when the vesting condition occurs.

Fair Value of Financial Instruments

In December 2014, we executed a convertible loan instrument, which provided 1,251,000 €1.00 unsecured convertible loan notes denominated in Euros and was subsequently amended in October 2015, and issued all of the convertible loan notes to certain Albireo Limited shareholders and their affiliates. In October 2015, we executed a separate convertible loan instrument, which provided 5,000,000 $1.00 unsecured convertible loan notes denominated in U.S. dollars, and, as of December 31, 2015, issued $3.5 million of the convertible loan notes to certain Albireo Limited shareholders and their affiliates and members of management. All of the recipients of the convertible loan notes in 2014 and 2015 are considered related parties. We bifurcated the embedded conversion features of the convertible loan note instruments from the loan note payable and recorded the fair value of the conversion features as debt discount. In accordance with applicable guidance, we allocated the proceeds received based on the relative fair values of the respective convertible loan notes and conversion features, which resulted in the recording of debt discount totaling $526,000 (€432,000) for the 2014 loan notes at issuance and $1.5 million for the 2015 loan notes at issuance. The debt discounts are accreted over the life of the respective convertible loan notes. In connection with the Transaction, all of the convertible loan notes issued in 2014 and 2015 were converted into equity.

Similarly, in December 2014, we entered into a loan facility agreement with Kreos Capital IV Limited, or Kreos, under which Kreos provided a €6.0 million ($7.3 million) loan facility. In connection with the agreement, we issued to an affiliate of Kreos detachable warrants that provided a right to acquire shares of Albireo Limited. In connection with the Transaction, these warrants were replaced with warrants to purchase shares of our common stock.  Because the number of shares issuable upon exercise of both the initial and replacement warrants is variable, we treated the warrants as a liability under Financial Accounting Standards Board Accounting Standard Codification Topic 480, Distinguishing Liabilities From Equity, and measured them at fair value. The fair value of the warrants’ or replacement warrants’ liability is required to be remeasured at the end of each reporting period, with any change in fair value recognized in the consolidated statements of operations. In accordance with applicable guidance, we allocated the proceeds received based on the fair value of the warrants and the residual value of the debt, which resulted in us recording debt discount totaling €1.0 million ($1.2 million) at issuance. The debt discount is to be accreted over the life of the associated loan.

Results of Operations

Years Ended December 31, 2016 and December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Revenue	$11,364	$5,099	$6,265

Revenue was $11.4 million for the year ended December 31, 2016 compared with revenue of $5.1 million for the year ended December 31, 2015, an increase of $6.3 million.  The higher revenue was due to recognition in full of payments from EA Pharma of $8.0 million received in April 2016 in connection with a renegotiated payment stream linked to know-how and intellectual property that we had delivered upon inception of the license agreement in 2012 and €3.225 million earned in the fourth quarter of 2016 upon the decision of EA Pharma to proceed with the preparation of a new drug application for elobixibat in Japan.  For the year ended December 31, 2015, we recognized into revenue $5.1 million in payments received under our license agreement with EA Pharma.

Research and development expenses

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Research and development expenses	$8,077	$5,634	$2,443

Research and development expenses were $8.1 million for the year ended December 31, 2016 compared with $5.6 million for the year ended December 31, 2015, an increase of $2.4 million.  The increase was principally due to a $1.7 million increase in costs incurred to third parties for preclinical research services and clinical trials, primarily related to A4250 for which we initiated a Phase 2 clinical trial in children with chronic cholestasis in the second half of 2015, as well as an increase of $755,000 primarily in fees for contract R&D consulting services and also comprising facilities and personnel costs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Direct third-party project costs:
A4250	$3,950	$2,367	$1,583
Elobixibat	191	242	(51)
A3384	—	109	(109)
Preclinical	307	42	265
Total	$4,448	$2,761	$1,688
Other project costs(1):
Personnel costs	$2,250	$2,193	$57
Other costs(2)	1,379	681	698
Total	$3,629	$2,874	$755
Total research and development costs	$8,077	$5,634	$2,443

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
General and administrative expenses	$15,786	$4,462	$11,324

General and administrative expenses were $15.8 million for the year ended December 31, 2016 compared with $4.5 million for the year ended December 31, 2015, an increase of $11.3 million.  The increase was principally attributable to professional fees incurred in connection with the negotiation and completion of the Transaction ($3.9 million), higher personnel and stock-based compensation costs ($2.2 million), severance costs ($1.7 million), lease termination fees ($1.2 million), accounting fees ($500,000), as well as costs associated with being a public company.  We expect that we will incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public company.

Other (income) expense, net

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Other (income) expense, net	$(205)	$(271)	$(66)

Other (income) expense, net totaled $205,000 of income for the year ended December 31, 2016 compared with income of $271,000 for the year ended December 31, 2015, a difference of $66,000.  The difference resulted from changes in currency exchange rates between the two periods.

Interest expense, net

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Interest expense, net	$(1,319)	$(1,722)	$(403)

Interest expense, net totaled $1.3 million for the year ended December 31, 2016 compared with $1.7 million for 2015, a decrease of $403,000.  The decrease was attributable to lower interest on convertible loan notes issued in 2014 and 2015 due to their conversion into equity in connection with the completion of the Transaction.  All accrued and unpaid interest on the convertible loan notes as of November 3, 2016 was waived by the holders of the notes.

Non-operating expense

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Non-operating expense	$(2,675)	$(320)	$2,355

Non-operating expense was $2.7 million for the year ended December 31, 2016 compared with $320,000 for the year ended December 31, 2015, an increase of $2.4 million.  The increase reflected adjustments for the 2016 period to fair value for derivative liabilities associated with outstanding convertible loan notes that were converted as part of the Transaction, as well as mark-to-market adjustments on warrants.

Income tax

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Income tax	$62	$—	$62

Income tax expense was $62,000 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We do not expect to generate revenue from product sales unless and until we or a licensee obtains regulatory approval of and commercializes its current or any potential future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that, having become a public company upon completion of the Transaction in November 2016, we will incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding to complete development of and potentially commercialize our product candidates.

Our operations have historically been financed primarily through issuances of preference shares or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our product candidates.

As of December 31, 2016, our cash and cash equivalents were approximately $29.9 million.

In November 2016, we completed the Transaction and, immediately prior to the Transaction, an associated equity financing of $10.0 million.  The Transaction and the equity financing, together, provided us a net capital infusion of approximately $30 million.

In October 2015, we (Albireo Limited) entered into a loan agreement with certain of our shareholders and their affiliates and members of management and executed a related convertible loan instrument, which provided 5,000,000 $1.00 unsecured convertible loan notes denominated in U.S. dollars. We issued $3.5 million of the convertible loan notes as of December 31, 2015. Interest on the convertible loan notes accrued at a rate of 8% per annum. Unless waived, interest would have become payable on any of the outstanding convertible loan notes shortly after maturity or, if the principal amount was converted into shares, shortly after the later of such conversion into shares or repayment of the Kreos loan facility described below. The convertible loan notes were to mature on September 30, 2020 and could have been repaid earlier under certain circumstances. In connection with the Transaction, these notes were converted into 297,372 shares of our common stock based on a conversion price of $19.50 and the accrued interest was waived.

In December 2014, we (Albireo Limited) executed a convertible loan instrument, which provided 1,251,000 €1.00 unsecured convertible loan notes denominated in Euros and was subsequently amended in October 2015. We issued all of the convertible loan notes to certain of our shareholders and their affiliates. Unless waived, interest on the convertible loan notes would have accrued at a rate of 8% per annum. Interest would have become payable on any of the outstanding convertible loan notes shortly after maturity or, if the principal amount was converted into shares, shortly after the later of such conversion into shares or repayment of the Kreos loan facility described below. The convertible loan notes would have matured on December 18, 2019 and could have been repaid earlier at their nominal value of €1.3 million under certain circumstances. In connection with the Transaction, these notes were converted into 116,883 share of our common stock based on a conversion price of $19.50 and the accrued interest was waived.

Also in December 2014, we (Albireo Limited) entered into a loan facility agreement with Kreos enabling us to borrow up to €6.0 million ($7.3 million). The loan facility has a term of 36 months, with principal and interest payable monthly after an initial six-month interest-only period, at an annual rate of 11.5%. In addition, we are required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos. On the date of the agreement, we borrowed the full €6.0 million ($7.3 million). In February 2016, we amended the loan facility to reduce principal repayments for a period of six months. As of December 31, 2016, the outstanding balance due on the loan facility, including interest and the end-of-loan payment, was €3.6 million ($3.8 million based on the Euro to U.S. dollar exchange rate at December 31, 2016).

In July 2012, we (Albireo AB) entered into a license agreement with Ferring for the development and commercialization of elobixibat outside of the territories licensed to EA Pharma in April 2012. Pursuant to the agreement, Ferring commenced a Phase 3 clinical program of elobixibat to treat CIC. In May 2014, Ferring stopped two Phase 3 clinical trials of elobixibat that Ferring had been conducting due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. Subsequently, in March 2015, Ferring terminated the agreement, effective in September 2015. Prior to the termination of the agreement, we had received approximately $46.7 million in upfront and milestone payments from Ferring under the agreement. There was no refund of the upfront license fee or milestone fees received through the date of termination, in accordance with the agreement. The agreement is not a source of potential future funding.

In April 2012, we (Albireo AB) entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015 and April 2016. As of December 31, 2016, we have received approximately $34.7 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive additional payments of up to €13.3 million under the amended agreement ($14.0 million based on the Euro to U.S. dollar exchange rate at December 31, 2016) if specified regulatory events are achieved for elobixibat and up to ¥3.5 billion ($29.9 million based on the Japanese Yen to U.S. dollar exchange rate at December 31, 2016) if specified sales milestones are achieved for elobixibat. We are also eligible for stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

Cash Flows

Years ended December 31, 2016 and December 31, 2015

	Year Ended December 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,784)	(4,748)
Investing activities	25,480	—
Financing activities	7,612	2,206
Total	$24,308	(2,542)
Effect of exchange rate changes on cash and cash equivalents	503	(513)
Net (decrease) increase in cash and cash equivalents	24,811	$(3,055)

Operating activities

Net cash used in operating activities for the year ended December 31, 2016 was $8.8 million compared to $4.7 million for 2015.  This increase was primarily due to an increase in trade receivables, accrued expenses and stock-based compensation expense offset by a decrease in trade payables.

Investing activities

Net cash provided by investing activities was $25.5 million for the year ended December 31, 2016 compared to $0 for 2015.  This increase was due to the cash acquired in the Transaction.

Financing activities

Financing activities for the year ended December 31, 2016 was $7.6 million compared to $2.2 million for 2015.  In 2015, we issued $3.5 million in convertible loan notes, offset by principal payments of $1.2 million on our loan facility.  In 2016, we received $9.7 million in net proceeds from an equity financing associated with the Transaction, $40,000 from issuance of Ordinary A shares and $39,000 from issuance of warrants, offset by principal payments of $2.2 million on our loan facility.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least mid 2018.  However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, timing of initiation, duration and any potential delays of the planned Phase 3 clinical trial of A4250;
•

whether we will be required to conduct additional activities beyond those currently contemplated to establish the characteristics of a positive response on the patient-reported and caregiver-reported outcome instruments to assess pruritus that we are developing for potential use in the planned PFIC trial;

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

We cannot determine precisely the completion dates and related costs of our development programs due to inherent uncertainties in outcomes of clinical trials and the regulatory approval process. We cannot be certain that we will be able to successfully complete our research and development programs or establish licensing, collaboration or similar arrangements for our product candidates. Our failure or the failure of any current or potential future licensee to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

We expect to continue to incur losses. Our ability to achieve and maintain profitability is dependent upon the successful development, regulatory approval and commercialization of our product candidates and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability.

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on January 10, 2017 and pursuant to which we registered for sale up to $100 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. Any such financing could occur at any time. Additionally, if we need to raise additional capital to fund our operations, complete our ongoing and planned clinical trials, or potentially commercialize our product candidates, we may likewise seek to finance future cash needs through public or private equity or debt offerings or other financings. The necessary funding may not be available to us on acceptable terms or at all.

The sale of additional equity or convertible debt securities may result in significant dilution to our stockholders, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt may provide for operating and financing covenants that would restrict our operations. We may also seek to finance future cash needs through potential future licensing, collaboration or similar arrangements. These arrangements may not be available on acceptable terms or at all, and we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through third-party arrangements that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation and as discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weakness described below, our management believes that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

In connection with the audit of our 2016 financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, specifically a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates in the financial statement closing process resulting from our limited in-house accounting and finance team. We currently rely on consultants and external advisors to provide assistance with financial reporting in accordance with the requirements of U.S. GAAP and the rules and regulations of the SEC, and these consultants and external advisors may not have direct knowledge of all of our business, transactions and contracts. Specifically, we and our independent registered public accounting firm determined that we did not have sufficient resources with U.S. GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that includes resolution of complex accounting issues involving significant judgment and estimates.

We are working to remediate the material weakness. In particular, we hired a full-time chief financial officer in July 2016 and a controller in March 2017 and plan to develop and implement formal policies, processes and documentation procedures relating to our financial reporting. We estimate that the material weakness will be remediated prior to filing our annual report on Form 10-K for the year ending December 31, 2017.

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our proxy statement for the 2017 annual meeting of stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2017 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2017 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2017 annual meeting of stockholders.

Item 14.	PRINICIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2017 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).
Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBIREO PHARMA, INC.

Date: March 27, 2017	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	March 27, 2017
Ronald H.W. Cooper	(principal executive officer)

/s/ Thomas A. Shea	Chief Financial Officer and Treasurer	March 27, 2017
Thomas A. Shea	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	March 27, 2017
David Chiswell, Ph.D.

/s/ Julia R. Brown	Director	March 27, 2017
Julia R. Brown

/s/ Michael Gutch, Ph.D.	Director	March 27, 2017
Michael Gutch, Ph.D.

/s/ Denise Scots-Knight, Ph.D.	Director	March 27, 2017
Denise Scots-Knight, Ph.D.

/s/ Heather Preston, M.D.	Director	March 27, 2017
Heather Preston, M.D.

/s/ Davey S. Scoon	Director	March 27, 2017
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Albireo Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Albireo Pharma, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statement of operations, comprehensive loss, convertible preference shares and stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Reading, England

13 July 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Albireo Pharma, Inc.

We have audited the accompanying consolidated balance sheet of Albireo Pharma, Inc. as of December 31, 2016, and the related consolidated statement of operations, comprehensive loss, convertible preference shares and stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Albireo Pharma, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2017

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,931	$5,120
Trade receivables	26	1,272
Prepaid expenses and other assets	560	346
Other receivables	344	202
Total current assets	30,861	6,940
Equipment, net	21	34
Intangible assets	150	—
Goodwill	18,110	—
Other noncurrent assets	518	—
Total assets	$49,660	$6,974
LIABILITIES, CONVERTIBLE PREFERENCE SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade payables	$972	$1,929
Accrued expenses	7,548	2,576
Advances from licensees	37	37
Long-term debt, current portion	3,075	2,514
Common stock warrant liability	25	—
Warrants liability	844	1,163
Other liabilities	207	63
Total current liabilities	12,708	8,282
Long-term debt	—	4,866
Derivative liabilities	—	2,047
Total liabilities	12,708	15,195
Temporary Equity:
Convertible preference shares, $0.013 par value per share — 0 and 44,945,080 shares authorized at December 31, 2016 and December 31, 2015; 0 and 39,354,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	520
Stockholders’ equity (deficit):
Ordinary shares, $0.013 par value per share — 0 and 265,650 authorized and issued and outstanding at December 31, 2016 and December 31, 2015	—	50
Common stock, $0.01 par value per share — 200,000,000 and 0 authorized at December 31, 2016 and December 31, 2015; 6,292,644 and 0 issued and outstanding at December 31, 2016 and December 31, 2015	63	—
Additional paid in capital	61,338	—
Accumulated other comprehensive income	1,496	804
Accumulated deficit	(25,945)	(9,595)
Total stockholders’ equity (deficit)	36,952	(8,741)
Total liabilities, convertible preference shares and stockholders’ equity (deficit)	$49,660	$6,974

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Revenue	$11,364	$5,099
Operating expenses:
Research and development	8,077	5,634
General and administrative	15,786	4,462
Other (income) expense, net	(205)	(271)
Total operating expenses	23,658	9,825
Operating loss	(12,294)	(4,726)
Interest expense, net	(1,319)	(1,722)
Non-operating expense, net	(2,675)	(320)
Net loss before income taxes	(16,288)	(6,768)
Income tax	62	—
Net loss	$(16,350)	$(6,768)
Net loss per share attributable to holders of common stock:
Basic and diluted	$(13.19)	$(25.49)
Weighted-average shares outstanding:
Basic and diluted	1,239,694	265,560

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015
Net loss	$(16,350)	$(6,768)
Other comprehensive income:
Foreign currency translation adjustment	692	353
Total other comprehensive (loss) income	692	353
Total comprehensive loss	$(15,658)	$(6,415)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preference Shares		Ordinary Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance—December 31, 2014	39,354,000	$520	265,560	$50	—	$—	—	451	$(2,827)	$(2,326)
Other comprehensive income	—	—	—	—	—	—	—	353	—	$353
Net loss	—	—	—	—	—	—	—	—	(6,768)	$(6,768)
Balance—December 31, 2015	39,354,000	$520	265,560	$50	—	$—	$—	$804	$(9,595)	$(8,741)
Issuance of Ordinary A shares	—	—	42,726	6	—	—	34	—	—	$40
Issuance of warrants	—	—	—	—	—	—	39	—	—	$39
Issuance of Series C preference shares	9,708,740	9,655	—	—	—	—	—	—	—	$-
Conversion of 2014 and 2015 conversion loans	5,918,777	8,074	—	—	—	—	—	—	—	$-
Conversion of convertible preference shares and the 2014 and 2015 Convertible Notes to common stock	(54,981,517)	(18,249)	—	—	3,846,083	38	18,210	—	—	$18,248
Share exchange and adjustment for reverse acquisition	—	—	(308,286)	(56)	2,446,561	25	41,917	—	—	$41,886
Share based compensation expense	—	—	—	—	—	—	1,138	—	—	$1,138
Other comprehensive loss	—	—	—	—	—	—	—	692	—	$692
Net loss	—	—	—	—	—	—	—	—	(16,350)	$(16,350)
Balance—December 31, 2016	—	$—	—	$—	6,292,644	$63	$61,338	$1,496	$(25,945)	$36,952

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,350)	$(6,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and amortization of issuance costs	1,065	777
Depreciation and amortization	14	15
Loss on settlement of 2014 Convertible Loans and 2015 Convertible Loans	2,095	—
Change in fair value of financial instruments	(13)	320
Stock-based compensation expense	1,138	—
Changes in operating assets and liabilities:
Trade receivables	1,246	(1,258)
Prepaid expenses and other current assets	(214)	(282)
Other receivables	(142)	(80)
Other non current assets	183	—
Trade payables	(1,164)	1,319
Accrued expenses	3,214	1,196
Other liabilities	144	13
Net cash used in operating activities	(8,784)	(4,748)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3)	—
Cash acquired in business combinations	25,483	—
Net cash provided by investing activities	25,480	—
Cash flows from financing activities:
Proceeds from issuance of Ordinary A shares	40	—
Proceeds from issuance of warrants, net of issuance costs	39	—
Proceeds from issuance of convertible loan notes, net	—	3,429
Proceeds from issuance of Series C preference shares	9,690	—
Payments of principal on borrowings	(2,157)	(1,223)
Net cash provided by in financing activities	7,612	2,206
Effect of exchange rate changes on cash and cash equivalents	503	(513)
Net increase (decrease) in cash and cash equivalents	24,811	(3,055)
Cash and cash equivalents—beginning of period	5,120	8,175
Cash and cash equivalents—end of period	$29,931	$5,120
Supplemental disclosures of cash flow information:
Cash paid for interest	$450	$761
Settlement of derivative liabilities	2,343	—
Conversion of convertible preference shares and the 2014 and 2015 Convertible Notes to common stock	8,563	—
Value of shares issued to acquire Biodel	41,886	—

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies and basis of presentation

Organization and Share Exchange

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes two Phase 2 product candidates, plus a third product candidate for which an application for regulatory approval has been filed in Japan. A4250, the Company’s lead product candidate, is in development initially for the treatment of progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children. A4250 is currently being evaluated in a Phase 2 clinical trial in children with chronic cholestasis.

Prior to November 3, 2016, Parent’s name was Biodel Inc. (Biodel).  On that date, Biodel effected a 1-for-30 reverse stock split of its common stock (Reverse Stock Split) and completed a share exchange transaction with Albireo Limited, a limited company domiciled in London, United Kingdom, in accordance with the terms of an Amended and Restated Share Exchange Agreement (the Agreement), dated as of July 13, 2016, by and among Biodel, Albireo Limited and the shareholders and noteholders of Albireo Limited. Pursuant to the Agreement, each holder of shares or notes convertible into shares of Albireo Limited received newly issued shares of Biodel common stock and Albireo Limited became a wholly owned subsidiary of Biodel (the Transaction). Following completion of the Transaction, the business of Albireo Limited became the business of Parent and Parent changed its name to Albireo Pharma, Inc.

For accounting purposes, the Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, these Consolidated Financial Statements reflect the historical results of Albireo Limited and its direct and indirect subsidiaries prior to completion of the Transaction and do not include the historical results of Biodel prior to completion of the Transaction. See Note 6.  Except as provided in Note 10, all 2016 and 2015 share and per share information has been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and, where applicable, the Reverse Stock Split.

Basis of presentation

These audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).  Any reference in these Consolidated Financial Statements to common stock or options or warrants to purchase shares of common stock of the Company means the common stock or options or warrants to purchase shares of common stock of Parent. Any reference in these Consolidated Financial Statements to common stock means, for periods prior to November 3, 2016, Ordinary shares of Albireo Limited.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of Parent and its direct or indirect wholly owned subsidiaries, Albireo Limited, Albireo AB, Elobix AB and Albireo, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Consolidated Financial Statements.

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency). The functional currency for Parent and Albireo, Inc. is the U.S. Dollar (USD), the functional currency for Albireo Limited and Elobix AB is the Euro, and the functional currency for Albireo AB is the Swedish Krona (SEK). The Company consolidates its financial statements in USD.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Transactions and balances

Foreign currency transactions in each entity comprising the Company are translated into the functional currency of the entity using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other income (expense), net in the Consolidated Statements of Operations.

The results and financial position of the Company and its subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2016 and 2015;
b.	income and expenses for each statement of comprehensive loss are translated at annual average exchange rates that are relevant for the respective period reported;
c.	significant transactions use the exchange rate on the date of the transaction; and
d.	all resulting exchange differences arising from such translation are recognized directly in other comprehensive loss and presented as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. Actual results could materially differ from those estimates.

Segment information

The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. No separate lines of business or separate business entities have been identified with respect to any product candidate or geographical market and one operating segment is currently disclosed in the Company’s internal reporting.

Accordingly, the Company has one reporting segment which is the research and development of novel treatments for liver and gastrointestinal diseases and disorders.

Cash and cash equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. For banks and financial institutions, only independent financial institutions with high credit ratings are engaged. The Company’s license agreements are with established and reputable pharmaceutical companies and, historically, the Company has not needed to impair accounts receivable.

Concentration of revenue and accounts receivable

The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broad factors in evaluating the sufficiency of its allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. There is no allowance for doubtful accounts as of December 31, 2016 or 2015.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Equipment, net

Equipment is stated at historical cost less depreciation and consists of computers, furniture and fixtures, and other equipment. Depreciation is computed using a straight-line method over the estimated useful lives, determined to be five years. Computers and other equipment purchased for less than $2,000 or the equivalent thereof are expensed immediately.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other income (expense), net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset. There were no impairments recorded for the years ended December 31, 2016 and 2015.

Research and development expenses

Research and development costs are expensed as incurred and include primarily salaries, benefits and other staff-related costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs.

The Company’s preclinical studies and clinical trials are performed by third-party contract research organizations (CROs). Some of these expenses are billed monthly for services performed, while others are billed based upon milestones achieved. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date or contract milestones achieved. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by the respective CROs regarding the status of the contracted activity, with adjustments made when deemed necessary.

Revenue recognition

Revenue is generated from the receipt of upfront or license fees, milestone payments and payments for procurement services that are made pursuant to out-licensing or related supply agreements.

Where an out-licensing arrangement of the Company involves the provision of multiple elements that may contain different remuneration arrangements such as upfront payments, milestone payments or product sales, the arrangement is assessed to determine whether separate delivery of the individual elements of such arrangement comprises more than one unit of accounting. The delivered elements are separated if (a) they have value to the licensee on a stand-alone basis, (b) there is objective and reliable evidence of the fair value of the undelivered element(s) and (c) if the arrangement includes a general right of return relative to the delivered element(s), delivery or performance of the undelivered element(s) is considered probable and is substantially in the control of the Company. Allocation of revenue to the different elements that require separate accounting is based on the separate selling prices determined for each component, and total consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and relevant market factors.

The Company has determined that each element of its out-licensing agreements is a separate and distinct unit of accounting, and, as such, the fair value of each element has been subscribed and recognized as follows:

•

Nonrefundable upfront payments received from the Company’s out-licensing agreements relating to technical expertise and intellectual property are recognized in income if all rights relating to the intellectual property and all obligations resulting from them have been relinquished under the contract terms and the Company has no continuing material obligation to perform under the agreement. However, if rights to the intellectual property continue to exist or obligations resulting from them have yet to be fulfilled, the payments received would be deferred until all rights and obligations have been fulfilled.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

•

Nonrefundable payments that are linked to the achievement of significant and substantive development or regulatory milestones in the research and development process are recognized as revenue upon the achievement of the specified milestone.

•

Revenue and costs associated with procurement services associated with pharmaceutical ingredients are recognized net in revenue when title and risk of loss of the pharmaceutical ingredients have passed to the licensee as the Company is not the primary obligor.

As of December 31, 2016, the Company had a license agreement with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.), entered into in 2012, to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. The Company satisfied its material performance obligations under the agreement in 2012, upon the delivery of technical expertise and intellectual property rights to EA Pharma.

In March 2015, a second licensee of the Company (Ferring International Center S.A., or Ferring) gave notice of termination of its license agreement with the Company. The termination eliminated any prospect of future contingent income under that license agreement. There was no refund of the upfront license fee or milestone fees received by the Company through the date of termination, in accordance with the agreement.

Payments resulting from procurement services are recognized as revenue as the activities are performed and are presented on a net basis. Revenue is recorded on a net basis because the Company acts as an agent, as it does not have discretion to change suppliers and does not perform any part of the services or manufacture of the subject pharmaceutical ingredients. The costs associated with these activities are netted against the related revenue in the Consolidated Statements of Operations.

For certain contingent payments under research and development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) related solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables. The Company has evaluated each milestone specified under its license agreement with EA Pharma and its now-terminated license agreement with Ferring and determined the milestone to be substantive.

For the year ended December 31, 2016, the Company recognized in full into revenue nonrefundable payments of (a) $8.0 million received in April 2016 in connection with a renegotiated payment stream with EA Pharma linked to know-how and intellectual property delivered by the Company upon inception of the license agreement in 2012 and (b) $3.6 million triggered by the decision of EA Pharma to proceed with the preparation of a new drug application for elobixibat in Japan.  The renegotiated payment stream was implemented via an amendment to the license agreement that did not change the contingent nature of the remaining deliverables or the parties’ respective obligations under the agreement.

Under the terms of the license agreement with EA Pharma, the Company was eligible as of December 31, 2016 to receive up to approximately (a) €13.3 million ($14.0 million based on the Euro to USD exchange rate at December 31, 2016) if specified regulatory events are achieved for elobixibat in Japan and (b) ¥3.5 billion ($29.9 million based on the Japanese Yen to USD exchange rate at December 31, 2016) if specified sales milestones are achieved for elobixibat following regulatory approval in any country in EA Pharma’s licensed territory. The likelihood that the Company will achieve any particular milestone event with respect to elobixibat in any particular period, or at all, is uncertain, and the Company may not earn any future milestone payment with respect to elobixibat in any particular period, or ever. In addition, the Company is eligible to receive stepped royalties beginning in the high single digits on any future elobixibat product sales.  The Company will recognize royalty revenue in the period of sale of elobixibat, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values.

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the year ended December 31, 2016, due to the lack of historical and implied volatility data of the Company’s common stock and, prior to completion of the Transaction, the Ordinary shares and Ordinary A shares of Albireo Limited, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded. The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

Due to the lack of sufficient historical trade data, the Company used the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the award, to determine the expected term of stock options. For periods prior to completion of the Transaction, the risk-free interest rate for periods within the expected term of the option were based on the United Kingdom Government Bond rate with a maturity date commensurate with the expected term of the associated award. For the periods after completion of the Transaction, the risk-free interest rate for periods within the expected term of the option is based on the United States Government Bond rate with a maturity date commensurate with the expected term of the associated award. In addition, it is assumed that the Company will not pay dividends in the near future.

The Company’s stock-based awards are subject to either service-based or service and performance-based vesting conditions. Prior to the Transaction, the Company issued certain stock options with exercise prices denominated in a foreign currency (Euro) that were required to be accounted for as liabilities. The Company accounted for liability-classified stock-based awards based on the then-current fair values at each financial reporting date. Changes in the amounts attributed to these awards between the reporting dates were included in the Consolidated Statement of Operations. On November 3, 2016, these stock options were replaced with stock options denominated in USD. The replacement was accounted for as a modification and the awards are included in equity.

The Company records compensation expense for service-based awards over the vesting period of the award on a straight-line basis. For awards with service and performance based conditions, compensation related to the performance-based vesting conditions is recognized when achievement of the performance condition is considered probable and the compensation expense related to the service condition is recorded using the accelerated method.

Modifications to stock-based awards are treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value is based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Temporary equity

The Series A and B preference shares of Albireo Limited prior to completion of the Transaction are classified outside of Stockholders’ Equity (Deficit) on the basis that the shares were redeemable upon a liquidation event that could be forced by the holders of preference shares through their voting rights on the Albireo Limited Board of Directors. Any undeclared dividends are not recognized until the time it becomes probable that the preference shares will be redeemable.  No dividends were recognized for either of the years ended December 31, 2016 or 2015.  All preference shares of Albireo Limited were converted into Ordinary shares that were exchanged for shares of common stock of the Company as part of the Transaction.

Employee benefits

Pension obligations

The Company has defined contribution plans for its Sweden-based employees whereby the Company pays contributions to employee benefit or insurance plans on a mandatory, contractual or voluntary basis. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current and prior periods.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $33,000 and $3,000 to the plan for the years ended December 31, 2016 and 2015, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2016 and 2015.

Loss contingencies

Loss contingencies are recorded as liabilities when it is probable that a liability has occurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that an ultimate loss will be material. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis that often depends on judgments about potential actions by third parties, such as regulators.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred tax assets and liabilities are based on temporary differences that arise between carrying values used for financial reporting purposes and amounts used for taxation purposes of assets and liabilities and the future tax benefits of tax loss carry forwards. A deferred tax asset is recognized only to the extent that it is more likely than not that future taxable profits will be available against which the asset can be utilized.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

The amount of deferred tax provided is calculated using tax rates in effect at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by dividing the net loss attributable to holders of common stock by the weighted-average number of shares of common stock outstanding.  If the Company were in a net income position, diluted net income per share would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding, including any dilutive effect from such shares.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2016 and 2015, common stock equivalents included convertible preference shares, stock options and warrants. The Company’s Convertible Loan Notes (see Note 13) were not included in common stock equivalents, as they were not readily convertible at the option of the respective holders.

Goodwill and long-lived assets

Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.

Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; (d) significant decline in the Company’s stock price for a sustained period; and (e) a decline in the Company’s market capitalization below net book value.

When performing the evaluation of goodwill for impairment, if the Company concludes qualitatively that it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, then the two-step impairment test is not required. If the Company is unable to reach this conclusion, then it would perform the two-step impairment test. Initially, the fair value of the reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognizes a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment in applying these assumptions, including projecting revenues, interest rates and the cost of capital.  Many of the factors used in assessing fair value are outside the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event the Company’s planning assumptions are modified and result in an impairment, the associated expense would be included in the Consolidated Statements of Operations, which could materially impact the Company’s results of operations.

In connection with the Transaction, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $18.1 million of goodwill based on the fair values of the assets acquired and liabilities assumed. The Company will conduct an impairment assessment on October 1 each year taking a qualitative evaluation approach to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill as determined in connection with the Transaction may not be recoverable.

Assessment for possible impairment of long-lived assets is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows related to a long-lived asset are less than the asset’s carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.

Recently adopted accounting pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs. The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the updated guidance. The update requires retrospective application and represents a change in accounting principles. The updated guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt the ASU during 2015 and has recorded $0 and $42,000 of transaction costs as reduction of long-term debt as of December 31, 2016 and 2015, respectively.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern” (ASU No. 2014-15). The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company early adopted this ASU during 2015 in its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (ASU 2015-17), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 will be effective beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. The Company adopted this standard on a retrospective basis on December 31, 2016. There was no change or reclassification recorded to the prior year presentation as a result of adopting this standard.

Accounting pronouncements issued but not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU will be effective for the Company on January 1, 2018 (for the Company’s 2018 fiscal year). The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including method of adoption. The Company will not be early-adopting this standard. The Company currently has one contract that generates revenue.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for stock-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2.  Fair value of financial instruments

In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy, which prioritizes the inputs to valuation techniques that are used to measure fair value, is based upon whether such inputs are observable or unobservable.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1—Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that reflect the reporting entity’s estimate of assumptions that market participants would use in pricing the asset or liability.

The following tables present the fair values for the Company’s financial instruments as well as the input levels used to determine these fair values as of December 31, 2016 and 2015. The Company values its current assets, which include trade and other receivables, and liabilities, which include advances from licensees and accounts payable, at historical cost, which approximates fair value. The fair value of the Loan Facility (see Note 13) was $3.4 million as of December 31, 2016.  The valuation method used to value the Loan Facility was the income approach.

On December 17, 2014, the Company executed a convertible loan instrument, which provided 1,251,000 €1.00 ($1.12) unsecured convertible loan notes (2014 Convertible Loans), denominated in Euros, and was subsequently amended on October 1, 2015. On October 1, 2015, the Company executed a convertible loan instrument which provided 5,000,000 $1.00, unsecured convertible loan notes (the 2015 Convertible Loans), denominated in USD. See Note 13 for a further understanding of these instruments. Immediately prior to completion of the Transaction on November 3, 2016, the conversion rights for the 2014 and 2015 Convertible Loans were exercised.

The fair value of the 2015 Convertible Loans was $2.1 million as of December 31, 2015. The fair value of the 2014 Convertible Loans was $954,000 (€874,000) as of December 31, 2015. The valuation methods used to value the 2014 Convertible Loans and the 2015 Convertible Loans were the income approach and Monte Carlo simulation analysis. The key assumptions are the same as those used to determine the fair value of derivative liabilities as described below.

		Total Carrying Value on the Consolidated Balance Sheet		Fair Value Measurements
	Fair Value Level	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		(in thousands)
Financial Instruments Recorded at Fair Value on a Recurring Basis
Current liabilities:
Warrants	3	$844	$1,163	$844	$1,163
Noncurrent liabilities:
Derivative liabilities	3	—	2,047	—	2,047

	Derivative Liabilities		Warrants
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands)
Financial Instruments with a Level 3 measurement
Balance, beginning	$2,047	$486	$1,163	$1,141
(Income) loss recognized in earnings	261	172	(294)	148
Purchases, sales, issues and settlements	(2,343)	1,485	—	—
Foreign currency (gains) losses	35	(96)	(25)	(126)
Transfers in (out)	—	—	—	—
Balance, ending	$—	$2,047	$844	$1,163

There were no transfers from one level to the other during the reporting periods.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivative liabilities

As of December 31, 2015, the fair values of the derivative liabilities related to the convertible features associated with the 2014 Convertible Loans and 2015 Convertible Loans were determined using the income approach and Monte Carlo simulation analysis on inception. See Note 13 for a further understanding of these instruments. The income approach was used as the starting point to determine the Company’s equity value. The Monte Carlo simulation was then used to determine possible future values of the Company’s equity. Using the Monte Carlo simulation, the Company considered the following scenarios as of December 31, 2015:

•

Series C preference shares financing (Round C): In this scenario, the 2014 Convertible Loans and 2015 Convertible Loans would convert into a known number of Series C preference shares at a known price, which was based on the expected conversion price of Series C preference shares. It should be noted that this scenario would not have precluded the Company from filing for an initial public offering in the future. Convertible value was based on Series C preference shares conversion and accrued interests. The Company then used the estimated value of the total Series C preference shares and accrued interest and discounted the value using a risk-free interest rate of 0.39% per annum as of December 31, 2015.

•

IPO: In this scenario, the Company would file for an IPO without first raising equity financing. The 2014 Convertible Loans and 2015 Convertible Loans would convert into a known number of Series C preference shares at a known price, which was based on the expected conversion price of Series C preference shares. Convertible value was based on the higher of Series C preference shares conversion and accrued interests, or fixed income component value.

•

No IPO: In this scenario, the Company assumed that no conversion would take place. The Company valued the 2014 Convertible Loans and 2015 Convertible Loans using the income approach. The cash flows were based on principal and a contractual 8% annual interest rate. This amount was then discounted at the estimated market rate of 21.0% per annum as of December 31, 2015. Convertible value was based on the lower of equity value at exit or fixed income component value.

The scenarios were determined based on the amount of equity at the time of exit, which is driven by Monte Carlo simulation. The Company then used the convertible value and discounted the value using a risk-free interest rate of 0.65% per annum as of December 31, 2015.

Based upon these methodologies, the fair value of the derivative liabilities associated with the 2014 Convertible Loans was determined to be $566,000 (€519,000) as of December 31, 2015.

Using the same methods, the fair value of the derivative liabilities associated with the 2015 Convertible Loans was determined to be $1.5 million as of December 31, 2015.

The derivative liabilities were recorded for the year ended December 31, 2015 as a noncurrent liability, as the Company had an unconditional right to defer settlement for at least 12 months after December 31, 2015.

Significant unobservable inputs used in the measurement of the derivative liabilities associated with the 2014 Convertible Loans and 2015 Convertible Loans included the discount rate and the probability of the issuance and sale of Series C preference shares in Round C.

The Company performed a sensitivity analysis for the 2014 Convertible Loans regarding the discount rate. By varying the discount rate by 0.5%, the resulting values of the derivative liabilities that were bifurcated from the 2014 Convertible Loans were as follows (in thousands):

	December 31, 2015
	+0.5%	-0.5%
Assumptions:
Discount rate	$697	$445

By varying the probability of Round C by 25% at December 31, 2015, the resulting value of the 2014 Convertible Loans was as follows (in thousands):

	December 31, 2015
	+25%	-25%
Assumptions:
Probability of Round C	$1,641	$1,391

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company also performed a sensitivity analysis for the 2015 Convertible Loans regarding the discount rate. By varying the discount rate by 0.5%, the resulting values of the derivative liabilities that were bifurcated from the 2015 Convertible Loans were as follows (in thousands):

	December 31, 2015
	+0.5%	-0.5%
Assumptions:
Discount rate	$1,852	$1,126

By varying the probability of the Round C by 25% at December 31, 2015, the resulting value of the 2015 Convertible Loans was as follows (in thousands):

	December 31, 2015
	+25%	-25%
Assumptions:
Probability of Round C	$3,973	$3,217

Warrants

In connection with the Loan Facility, the Company issued to Kreos Capital IV (Expert Fund) Limited (Kreos Capital) detachable warrants with a right to acquire shares at €720,000 (the Warrants).  The Company recognized the Warrants at fair value at the time of execution of the Loan Facility and remeasured their fair value on a recurring basis thereafter. In connection with the Transaction, the Warrants were replaced with warrants to purchase 67,271 shares of the Company’s common stock at an exercise price of $11.78 per share (the Replacement Kreos Warrants).  The Replacement Kreos Warrants were valued as of December 31, 2016 at $844,000.  The exchange was accounted for as a modification whereby the fair value of the Replacement Kreos Warrants was compared to the fair value of the Warrants immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification. See Note 13 for a further description of the Warrants and Loan Facility.

Beginning with the quarter ended June 30, 2016, the Company estimated the fair value of the Warrants, primarily using the binomial method. The revision from December 31, 2015 was due to the execution of the agreement for the Transaction in 2016. The binomial method used assumptions that were based on the Warrants being exchanged for warrants exercisable for shares of the Company’s common stock.

The key assumptions used in the binomial method as of December 31, 2016 included the following:

December 31, 2016
Stock price	$17.73
Exercise price	$11.78
Term (in years)	1.00
Risk-free interest rate	0.85%
Volatility	83.4%

As of December 31, 2015, the Company calculated the Warrants’ fair value as follows:

•	The Company’s equity value was estimated using the income approach.
•

The Company’s equity value was then allocated among classes of its capital structure. The allocation was performed using the Option Pricing Methodology (OPM). This method treats securities as options with the Company. The allocation was used to determine the value of Series B preference shares. The Company assumed that any exercise of the Warrants would be to purchase Series B preference shares, as this class had the lowest exercise price, and also assumed scenarios where the Warrants would not be exercised.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2015, a weighted average of the values derived using the OPM and a traditional Black-Scholes formula was used to calculate the fair value of the Warrants. The key assumptions used in the OPM as of December 31, 2015, included the following:

December 31, 2015
Term (in years)	1.0
Risk-free interest rate	0.7%
Volatility	85%

A traditional Black-Scholes formula was then used to calculate the fair value of the Warrants with the strike price of €1 and stock price as calculated in the allocation. The assumptions used in applying the Black-Scholes formula include the following:

December 31, 2015
Stock price	$1.77
Exercise price	$1.09
Term (in years)	7.50
Risk-free interest rate	2.12%
Volatility	90%
Dividend	0%

Based on these different methods, the fair value of the Warrants was determined to be $1.2 million (€1.1 million) as of December 31, 2015 and the fair value of the Replacement Kreos Warrants was determined to be $844,000 (€762,000) as of December 31, 2016.  Each of these fair values was classified as a current liability because the Warrants were, and the Replacement Kreos Warrants are, immediately exercisable.

Under the binomial method, the fair value of the Warrants or Replacement Kreos Warrants decreased by $294,000 for the year ended December 31, 2016.

The significant unobservable input used in the measurement of the Warrants’ or Replacement Kreos Warrants’ liability was the term used in the OPM. The Company performed sensitivity analysis regarding this input and the value of the Warrants was found to be as follows using a 0.5 year decrease or 0.5 year increase in the term (in thousands):

	December 31, 2016		December 31, 2015
	+0.5	-0.5	+0.5	-0.5
Term	$833	$829	$1,253	$1,251

3.  Equipment, net

Equipment, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Cost:
Equipment cost as of January 1,	$142	$152
Additions	3	—
Exchange differences	(2)	(10)
Equipment cost as of period end	143	142
Less:
Accumulated depreciation as of January 1	(108)	(100)
Amortization for the period	(12)	(15)
Exchange differences	(2)	7
Accumulated depreciation as of period end	(122)	(108)
Total equipment, net	$21	34

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense for the years ended December 31, 2016 and 2015 was $14,000 and $15,000, respectively.

4.  Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued bonuses	$849	$392
Accrued vacation pay	318	368
Accrued social security pay	1,461	150
Accrued interest	—	243
Accrued professional fees	730	758
Accrued development costs	522	665
Accrued severance	2,864	—
Accrued other	804	—
Total accrued expenses	$7,548	$2,576

5.  Commitments and contingencies

Operating lease commitments

In July 2015, the Company entered into a month-to-month lease agreement for office space in Boston, Massachusetts.

In July 2014, the Company entered into a 36-month building lease for approximately 2,900 square feet of office space in Gothenburg, Sweden. The lease does not have stated escalating rent clauses, except for changes in the Swedish Consumer Price Index (CPI). The lease renews automatically for consecutive three-year terms, unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to the Company’s right to terminate the lease at any time upon six months’ notice.

As of December 31, 2016, future minimum commitments under facility operating leases were $57,000.

Rent expense recognized under the Company’s operating leases was $122,000 and $93,000 for the years ended December 31, 2016 and 2015, respectively.

Agreements with CROs

As of December 31, 2016, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, may be required to make future payments of up to $3.5 million upon the completion of contracted work.

Other Commitments

In connection with the spin-off from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, the inventor is entitled upon the initial launch of a pharmaceutical product that constitutes an IBAT-inhibitor in specified countries to a one-time “launch fee” payment of SEK 4.0 million ($441,000, based on the SEK to USD exchange rate at December 31, 2016).

6.  Business Combination

On November 3, 2016, the Company completed the Transaction pursuant to the Agreement. Subsequent to the Transaction, the Company is under the leadership of the former management team of Albireo Limited and a board of directors comprised of two former directors of Biodel and five former directors of Albireo Limited.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

In the Transaction, Biodel issued to the former holders of shares of Albireo Limited an aggregate of 4,154,369 shares of Biodel common stock, representing approximately two-thirds of the combined organization’s common stock outstanding at the completion of the Transaction. The number of shares of Biodel common stock issued was determined based on a negotiated exchange ratio of 0.06999. In addition, in accordance with the terms of the Agreement, all outstanding options or warrants to purchase Albireo Limited shares immediately prior to the Transaction were converted into options to purchase 351,550 shares of Biodel common stock.

The Transaction was accounted for as a “reverse acquisition” pursuant to which Albireo Limited was considered the accounting acquirer. As such, these Consolidated Financial Statements reflect the historical results of Albireo Limited prior to completion of the Transaction and do not include the historical results of Biodel prior to completion of the Transaction.

Transaction Costs

The Company incurred costs related to the Transaction, which were expensed in the period ended December 31, 2016. The expensed transaction costs include:

(in thousands)
Legal fees	1,187
Accounting fees	653
Advisory fees	2,031
Termination and severance	1,749
Total Transaction Costs	$5,620

 In addition to the Transaction-related costs described above, the Company also recorded general and administrative expense of $1.2 million for the period ended December 31, 2016 associated with a lease termination payment obligation incurred for Biodel’s corporate offices in Danbury, Connecticut.

Purchase Consideration and Net Assets Acquired

The fair value of Biodel common stock used in determining the purchase price was $19.50 per share, the closing price on November 3, 2016. The acquisition-date fair value of the outstanding stock options of Biodel is included in the purchase consideration based on the amount attributable to services provided by the Biodel employees prior to the Transaction, calculated using the Black-Scholes option pricing model. In accordance with the change of control provisions, all Biodel options vested on November 3, 2016. Assumptions used in Black-Scholes calculations during such periods included: volatility ranging from 75.7% to 79.0%; risk-free interest rates ranging between 0.64% and 0.72%; and the expected terms ranging from 1.0 to 1.5 years.

The purchase price is as follows:

(in thousands)
Fair value of Biodel shares outstanding	$41,696
Fair value of Biodel stock options	242
Purchase price	$41,938

The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on November 3, 2016:

(in thousands)
Cash and cash equivalents	$25,483
Other current assets	701
Intangible assets	150
Goodwill	18,110
Accounts payable and accrued liabilities	(2,215)
Other current liabilities	(286)
Warrant liabilities	(5)
Total Net Assets Acquired	$41,938

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be adjusted retrospectively.

The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects (IPR&D), primarily related to Biodel’s glucagon emergency management product candidate and BIOD-531 concentrated prandial/basal insulin combination product candidate.  IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but subject to impairment review. No amortization of the IPR&D has been reflected in these Consolidated Financial Statements as the assets are considered indefinite-lived.

The excess purchase consideration over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but tested for impairment on an annual basis or when an indicator for impairment exists. The goodwill recorded is not tax deductible since the Transaction was structured as a tax-free exchange.

Unaudited Pro Forma Information

Supplemental information on a pro forma basis assuming the Transaction occurred on January 1, 2015 is presented below for the years ended December 31, 2015 and 2016:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Pro Forma Net Revenues	$11,364	$5,099
Pro Forma Loss	$(32,609)	$(23,667)

Pro forma results for the year ended December 31, 2016 include adjustments to accrued interest and accretion of the debt discounts associated with, the 2014 Convertible Loans and 2015 Convertible Loans upon their conversion into equity immediately prior to completion of the Transaction.

7.  Employee benefits expense

The Company has defined contribution retirement benefit plans for its Sweden-based employees. The expenses for the Company’s employee benefits recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Wages and salaries	$3,279	$1,610
Social security expenses	575	169
Pension expenses – defined contribution plans	331	218
	$4,185	$1,997

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $33,000 and $3,000 to the plan for the years ended December 31, 2016 and 2015, respectively. The Company matched employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2016 and 2015.

8.  Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted net loss per share, or Diluted EPS, is calculated by dividing the net loss attributable to holders of common stock by the weighted-average number of common stock outstanding.  If the Company were in a net income position, Diluted EPS would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of common stock plus dilutive common stock equivalents outstanding.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Year Ended
	December 31,
	2016	2015
Basic and Diluted EPS:
Numerator
Net loss	$(16,350)	$(6,768)
Net loss attributable to holders of common stock	$(16,350)	$(6,768)
Denominator
Weighted average number of shares	1,239,694	265,560
Number of shares used for basic and diluted EPS computation	1,239,694	265,560
Basic and Diluted EPS	$(13.19)	$(25.49)

The following weighted-average outstanding common stock equivalents were excluded from the computation of Diluted EPS for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2016	2015
Convertible preference shares (on an as-converted basis)	2,317,898	2,754,386
Warrants to purchase convertible preference shares (on an as-converted basis)	6,946	50,392
Warrants to purchase common stock	48,543	—

9.  Income taxes

The Company recorded income tax expense in relation to its U.S. operations in the year ended December 31, 2016. No income tax provision or benefit was recorded for the year ended December 31, 2015.  The Company has had an overall net operating loss position since its inception.

For the years ended December 31, 2016 and 2015, the components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015
U.S.	$(5,555)	$(69)
Foreign	(10,733)	(6,699)
Total	$(16,288)	$(6,768)

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of income tax (benefit) for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current tax expense:
Federal	$50	—
State	$12	—
Foreign	—	3
Total	$62	$3
Deferred tax benefit:
Federal	$—	$—
State	—	—
Foreign	—	(3)
Total	$—	$(3)
Total provision for income taxes	$62	$—
Effective tax rate	0%	0%

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015
U.K. statutory income tax rate	—	20%
U.S. statutory income tax rate	34%	—
Non-deductible interest expense	(6%)	(2%)
Kreos warrant replacement	(2%)	—
Other permanent differences	(1%)	—
State taxes, net of federal tax effect	2%	—
Increase in valuation allowance	(20%)	(18%)
Foreign tax rate differences	(7%)	—
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Tax loss carryforwards	$15,420	$2,740
Capitalized expenses	36,254	—
Research and development credits	140	—
Accrued expenses	1,088	19
Stock compensation	383	—
Other	43	—
Total gross deferred tax assets	53,328	2,759
Valuation allowance	(53,257)	(2,661)
Total deferred tax assets	71	98
Deferred tax liabilities:
Intangible assets	$40	$—
Temporary difference on financial instruments	31	98
Total deferred tax liabilities	71	98
Net deferred tax assets	$—	$—

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company had approximately $53.3 million and $2.7 million in valuation allowances recorded against its deferred tax assets as of December 31, 2016 and 2015, respectively.

Total net deferred taxes are classified as follows (in thousands):

	As of December 31,
	2016	2015
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liabilities	—	—

As of December 31, 2016, deferred tax assets related to net operating loss (NOL) carryforwards was $15.4 million, which may be used subject to certain limitations to offset future taxable income, if any.  The NOL includes approximately $11.2 million for U.S. federal tax purposes (net of Section 382 limitations) and $151.0 million for U.S. state tax purposes. These loss carryforwards expire between 2024 and 2036. Additional NOL of approximately $18.9 million were generated in various non-U.S. jurisdictions and will not expire.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As a result of previous ownership changes, approximately $141.2 million of the $152.5 million of NOL carryforwards as of December 31, 2016 are subject to a Section 382 limitation.

The Company also has state research and development credit carry-forwards of approximately $212,000, which expire commencing in fiscal 2022. A valuation allowance of $16 million has been established on the NOL carryforward and research and development credits as it is uncertain as to whether future taxable income will be generated.

The Company’s policy is for any earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings, if any.

Uncertain tax positions

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby

(1)	the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and
(2)

for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The following table summarized the activity related to the Company's liabilities for uncertain tax positions:

Year Ended December 31,
	2016	2015
Balance, beginning of year	$—	$—
Decrease related to prior year's tax position	—	—
Balance, at end of year	$—	$—

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, Massachusetts and Connecticut, as well as United Kingdom and Sweden. There have been no uncertain tax benefits recognized, or related interest or potential penalties, as of December 31, 2016 or 2015. The Company’s tax returns may be examined for certain tax jurisdictions back to December 31, 2013.   The Company’s 2015 federal tax return, in respect of its predecessor (Biodel), is under examination.

10.  Stockholders’ equity

As of December 31, 2016, the number of shares of common stock authorized and outstanding is as follows:

As of December 31, 2016
Number of shares
Type of share	Authorized	Issued and Outstanding	Nominal value	Voting right	Book value
					(in thousands)
Common stock	200,000,000	6,292,644	$0.01	1	$63

In addition, as of December 31, 2016, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Prior to the closing date of the Transaction, Albireo Limited had collectively 308,286 Ordinary shares and Ordinary A shares outstanding (pre-exchange ratio 4,404,817 Ordinary shares and Ordinary A shares).  In conjunction with the Transaction:

•

immediately prior to completion of the Transaction, Albireo Limited received an investment of $10.0 million in exchange for 9,708,740 Series C preference shares from certain of its existing shareholders;

•

the 2015 Convertible Loans were converted into 4,248,780 Series C preference shares and the 2014 Convertible Loans were converted into 1,669,997 Series C preference shares, at a conversion rate of €0.749;

•	4,679,365 Series A preference shares, 34,674,635 Series B preference shares and 15,627,517 Series C preference shares were converted into 54,981,517 Ordinary shares; and

•	59,386,334 Ordinary shares were exchanged for 4,154,639 shares of the Company’s common stock, based on an exchange ratio of 0.06999.

Immediately following the Transaction, the Company had 6,292,644 issued and outstanding shares of common stock.

The following table summarizes the Ordinary shares of Albireo Limited outstanding as of December 31, 2015.

As of December 31, 2015
Number of shares
Type of share	Authorized	Issued and Outstanding	Nominal value	Voting right	Book value
					(in thousands)
Common Stock	265,560	265,560	$0.01	1	$50

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.  Temporary equity

The Company had no temporary equity as of December 31, 2016 following completion of the Transaction on November 3, 2016.  Temporary equity as of December 31, 2015 consisted of the following:

As of December 31, 2015
Number of shares
Type of	Authorized	Issued and Outstanding	Nominal value	Voting right	Book value
					(in thousands)
Series A Convertible Preference shares – voting	1,504,291	1,504,291	$0.013	1	$19
Series A Convertible Preference shares – nonvoting	3,175,074	3,175,074	0.013	—	43
Series B Convertible Preference shares – voting	35,394,635	34,674,635	0.013	1	458
Series C Convertible Preference shares – voting	4,871,080	—	0.013	1	—
Total	44,945,080	39,354,000			$520

Significant provisions of the preference shares of Albireo Limited as of December 31, 2015 were as described below. Upon completion of the Transaction on November 3, 2016, all outstanding convertible preference shares converted to Ordinary shares and with all preferential rights terminating at that time.

Voting — Each Series A, Series B and Series C preference share was entitled to one vote per share on an as-converted basis. Each Series A and Series B preference share that was classified as nonvoting was not entitled to any voting rights.

Transfers — Shareholders in each class had certain transfer rights. Transfer rights included, for holders of Series B preference shares or Series C preference shares, but who were not holders of Series A preference shares or specified members of management, the right to transfer any shares held (where the holder is a company or other entity or investment vehicle) to its holding company or to any subsidiary of that holding company or to any entity or investment vehicle in which the holder, its holding company or any subsidiary of that holding company has a majority economic interest, or to any affiliate or (where the holder is an investment fund or investment fund manager or nominee thereof) to any successor investment fund, or investment manager of any nominee thereof or to the general partner of such fund (or solely in connection with a dissolution any participant or partner in such fund).

Conversion — Series A preference shares had conversion rights that enabled any holder of such shares to at any time convert the whole or part of its holding into Ordinary shares. In addition, upon notice by the holders of 65% of the outstanding voting preference shares, immediately prior to a defined “Qualifying IPO” or immediately prior to a sale of the Company, each Series A preference share was automatically to be converted into Ordinary shares at a ratio of 1:1 (subject to adjustment in accordance with the anti-dilution mechanism provided for in the then articles of association of Albireo Limited). The holders of Series B preference shares and Series C preference shares had conversion rights that were broadly equivalent to conversion rights of the holders of Series A preference shares as described in this paragraph.

Series A preference shares had additional conversion rights whereby a holder of Series A preference shares could at any time convert part of its holding of Series A voting preference shares into a like number of equivalently paid Series A nonvoting preference shares, provided such holder held at least one Series A preference share (and vice versa).

Series B preference shares also had additional conversion rights whereby a holder of the Series B shares, who was also a holder of Series A preference shares, could at any time convert part of its holding of Series B voting preference shares into a like number of equivalently paid Series B nonvoting preference shares (and vice versa).

All preferential income and capital rights granted to holders of convertible preference shares were to terminate immediately prior to a Qualifying IPO with any income or capital subsequently distributed to the holders of the Ordinary shares in proportion to the number of Ordinary shares held.

Dividends — Holders of Series A, Series B or Series C preference shares were entitled to dividends in the same order of priority as would apply upon a liquidation, if and when declared by the Albireo Limited Board of Directors. Certain of these rights were settled with the payment of a dividend in the cumulative amount of approximately $47 million (€36 million) in 2012. No dividends have been declared from December 21, 2012 through December 31, 2016.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Liquidation preferences — In the event of any voluntary or involuntary liquidation, dissolution or winding up of Albireo Limited, holders of Series C preference shares were entitled to receive, prior and in preference to holders of Ordinary shares and the holders of Series B and Series A preference shares, an amount per share calculated by reference to the subscription price paid. After this, certain holders of Ordinary shares, subject to satisfaction of applicable conditions, were entitled to receive, prior and in preference to holders of Series B and Series A preference shares, fixed sums to be paid amongst those certain holders. Upon completion of the distribution to those certain holders of Ordinary shares, holders of Series B preference shares were entitled to receive prior and in preference to holders of Series A preference shares, amounts calculated by reference to a cumulative dividend at the annual rate of 8% of the original subscription price, from the date of issuance to December 1, 2012, and historic interest payments on related loan notes together with €1.00 for each such share held. Further preferential rights for determinable amounts were then reserved to holders of Series A preference shares, certain holders of Ordinary shares and, finally, to holders of Series C, Series B and Series A preference shares and certain holders of Ordinary shares, collectively. In each case entitlements of shareholders were calculated to take account of prior distributions that have been made, and were subject to the conditional and accelerated entitlements expressly provided for in the articles of association and the satisfaction of any declared but unpaid dividends. All remaining legally available assets of the Company were to be distributed to holders of Ordinary shares and Series C, Series B and Series A preference shares in proportion to the number of shares held (with the holders of convertible preference shares participating on an as-converted basis).

12.  Stock-based Compensation

On November 3, 2016, the Albireo Pharma, Inc. 2016 Equity Incentive Plan (the 2016 Equity Plan) was approved by the Company’s stockholders.  The 2016 Equity Plan replaced Biodel’s 2010 Stock Incentive Plan, as amended (the 2010 Plan), in connection with completion of the Transaction.  The 2016 Equity Plan authorized the issuance of up to 635,000 shares, plus up to 249,059 shares issued if awards outsanding under the 2010 Plan were cancelled, forfeited or expired on or after the Transaction.  All stock options outstanding under the 2010 Plan remain in full force and effect pursuant to their terms and the terms of the 2010 Plan.  The 2016 Equity Plan is structured to comply with the requirements imposed by Section 162 (m) of the Internal Revenue Code of 1986, as amended, and related regulations.

Prior to completion of the Transaction, Albireo Limited adopted a share option plan on March 18, 2016, providing for the grant of share options to employees, consultants, officers and directors of Albireo Limited or its subsidiaries (the Pre-Transaction Plan). The Pre-Transaction Plan was amended by Albireo Limited on April 18, 2016. Pursuant to the terms of the Pre-Transaction Plan and prior to completion of the Transaction, Albireo Limited issued or granted options to purchase 246,666 Ordinary A shares. These options were classified as a liability on the basis that they were granted in a currency other than the functional currency of the employing entity of the recipients and were subject to revaluation until exercised or forfeited. The options were replaced with options to purchase shares of the Company’s common stock in conjunction with the Transaction. The replacement was accounted for as a modification whereby the fair value of the replacement awards was compared to the fair value of the original award immediately before the terms were modified, measured based on the market price of the common stock of Biodel and other pertinent factors on the date of the modification. The options were then classified as equity awards with the liability reclassified to Additional paid in capital.

The Company’s employment agreements with certain of its executives provide that, upon a change of control as defined, all of the then outstanding unvested options and any other rights to purchase Company shares will become fully vested and exercisable and any vesting-like restrictions will lapse in full, unless earlier vesting is provided for in the applicable program under which such option or other right to purchase Company shares was granted or under applicable law. The Transaction was not a change of control under the employment agreements.

The Company recognized stock-based compensation expense for employees in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2016	2015
General and administrative	$1,138	$—
Total stock-based compensation	$1,138	—

As of December 31, 2016, there were options to purchase 692,384 shares of common stock outstanding.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the outstanding stock options as of December 31, 2016 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2015	—
Granted	454,391	$10.87	—	$—
Replacement of 2016 warrants	104,883	$1.00	—	$—
Assumed in acquisition	138,346	$102.59	—	$—
Expirations	(2,573)	$—	—	$—
Outstanding—December 31, 2016	695,047	$26.71	7.35	$6,435
Exercisable—December 31, 2016	192,499	$70.19	3.33	$1,526
Vested or expected to vest at—December 31, 2016	672,962	$27.46	7.29	$6,075

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock vested upon completion of the Transaction and are exercisable as of December 31, 2016. In addition, options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a new drug application with the U.S. Food and Drug Administration for A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of December 31, 2016.

As of December 31, 2016, the total unrecognized compensation expense related to unvested options was $7.8 million, which the Company expects to recognize over a weighted average vesting period of 2.0 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of share option awards was estimated with the following assumptions:

As of December 31, 2016
Price per share of common stock	$1.00-$29.76
Expected term (in years)	4.7-6.0
Risk-free interest rate	1.03%-2.0%
Expected volatility	81.0%-83.4%
Dividend rate	0%

Employee Warrants

Prior to completion of the Transaction, Albireo Limited entered into a warrant instrument on March 18, 2016 (the Pre-Transaction Warrant Instrument) for the offer and issuance of warrants (2016 Warrants) and Ordinary A shares in lieu of 2016 Warrants. The Pre-Transaction Warrant Instrument was amended by Albireo Limited on April 18, 2016.

Pursuant to the terms of the Pre-Transaction Warrant Instrument and prior to completion of the Transaction, the Company issued 110,566 2016 Warrants to employees of, and consultants to, a subsidiary of Albireo Limited with a fair value of $0.67 (€0.58) per warrant.  Total cash proceeds received upon issuance was $73,000 (€63,000) for the 2016 Warrants.  The 2016 Warrants were immediately exercisable by the holders and Albireo Limited had the right but not the obligation to repurchase the outstanding and unexercised 2016 Warrants if the recipient holder was no longer a qualifying person under the Pre-Transaction Warrant Instrument (Call Option).  In September 2016, a warrant holder exercised 5,826 2016 Warrants and received Ordinary A shares for a total payment of $5,000.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

Because the 2016 Warrants were issued at fair value and there were no service conditions, the Company accounted for the 2016 Warrants as equity instruments. The related Call Options were not legally detachable or separately exercisable and therefore were accounted for together with the 2016 Warrants.

The unexercised 2016 Warrants were replaced with options to purchase shares of the Company’s common stock effective as of the date the Transaction was completed.  Each replacement option was accounted for as a modification whereby the fair value of the replacement option was compared to the fair value of the original award immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification.  The exercise price per share of each replacement option was $1.00.  The term of each replacement option was five years from the date of issuance of the corresponding 2016 Warrant, or through April 2021.  Of the replacement options, 37,873 were fully vested and exercisable at the time of replacement and the remaining 67,010 vest and become exercisable in equal monthly installments beginning December 1, 2016 and ending July 1, 2019.

13.  Long-term debt

	December 31, 2016	December 31, 2015
	(in thousands)
Long-term debt, including current portion:
Loan Facility	$3,075	$4,421
2014 Convertible Loans	—	933
2015 Convertible Loans	—	2,026
Total debt	3,075	7,380
Less: current portion	(3,075)	(2,514)
Long-term debt	$—	$4,866

Loan Facility

The Company (in particular, Albireo Limited) executed a loan agreement (Loan Facility) with Kreos Capital IV (UK) Limited (Kreos UK) in December 2014, at which time the Company borrowed €6.0 million ($7.3 million). The Loan Facility has a term of 36 months with principal and interest payable monthly, with an annual interest rate of 11.5%.  In addition, the Company is required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos UK.  The amount outstanding as of December 31, 2016 is $3.1 million (€2.9 million).  The outstanding amount is due and payable in average monthly installments of €245,000 ($258,000, based on the Euro to USD exchange rate at December 31, 2016) and an end of loan payment of €670,000 ($739,000, based on the Euro to USD exchange rate at December 31, 2016) due and payable on December 1, 2017. The Company has paid $552,000 and $761,000 in interest on the Loan Facility for the years ended December 31, 2016 and 2015, respectively.

The debt discount of $393,000 remaining as of December 31, 2016 is being accreted over the remaining 12 months of the loan term. Interest expense included $907,000 and $691,000 of discount accretion for the years ended December 31, 2016 and 2015, respectively.

The Company has the option to redeem all outstanding amounts. Upon the occurrence of a sale or a change of control, the Company shall redeem the principal, accrued interest and other fees, and remaining interest payments calculated until the end of the term, discounted by 5%.

Parent’s subsidiary, Albireo Limited, has pledged its shares in its subsidiary, Albireo AB, and has granted a debenture (incorporating fixed and floating charges) over its assets by way of security for the obligations it owes under the Loan Facility.

The Loan Facility is guaranteed by Parent and two of Parent’s indirect subsidiaries, Elobix AB and Albireo AB, as the principal obligors that have severally agreed to indemnify and keep indemnified Kreos UK in full and on demand from and against all and any losses, costs, claims, liabilities, damages, demands and expenses suffered or incurred by the Kreos UK arising out of, or in connection with, any failure of the Company to perform or discharge any of its obligations or liabilities.

In addition, Parent, Elobix AB and Albireo AB have agreed to pledge the following:

•	Parent shares in Albireo Limited

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	Albireo AB shares in Elobix AB
•	Albireo AB bank accounts
•	Albireo AB A4250 patents
•	Elobix elobixibat patents
•	Elobix bank accounts

Although the bank accounts of Albireo AB and Elobix AB were pledged, Albireo AB and Elobix AB are not restricted from using the cash for working capital requirements.

The Company also pledged its present and future rights to fees, royalties and other payments due and payable any time under is license agreement with EA Pharma to Kreos UK in support of the Loan Facility.

On February 4, 2016, the Company (in particular, Albireo Limited) entered a Deed of Variation related to the Loan Facility. Under the terms of the Deed of Variation, the timing of principal payments was changed such that €512,000 ($567,000, based on the Euro to USD exchange rate at December 31, 2016) of the payments was deferred to become payable at the end of the loan term.  The total principal due under the Loan Facility remained unchanged. In addition, there were no changes to the maturity date or the stated interest rate.

The Company accounted for the amendment to the Loan Facility prospectively in accordance with ASC 470-50, Modifications and Extinguishments, as there were no concessions granted to the Company by the lender and the difference in cash flows between the original and amended loans did not change by more than 10% per lender. As a result of the modification, the transaction costs incurred in connection with the amendment were expensed when incurred and the effective interest rate calculation was updated, resulting in an effective interest rate of 39.3%.

In connection with the Loan Facility, the Company issued to Kreos Capital detachable warrants with a right to acquire shares at €720,000 to purchase certain shares of the Company’s stock under specified circumstances (the Warrants).

In connection with the Transaction, the Warrants were replaced with a warrant to purchase 67,271 shares of the Company’s common stock at an exercise price of $11.78 per share (Replacement Kreos Warrants). The Replacement Kreos Warrants have been fair valued as of December 31, 2016 at $844,000 (€762,000).  The exchange was accounted for as a modification whereby the fair value of the Replacement Kreos Warrants was compared to the fair value of the Warrants immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification.

The term of the Replacement Warrants is five years. After the Transaction, the Replacement Kreos Warrants were classified as liabilities because the amount of shares used to settle the Replacement Kreos Warrants is not fixed, as the Replacement Kreos Warrants contain certain price protection clauses. Subsequent to the replacement, fair value of the Replacement Kreos Warrants is remeasured at each reporting period until settled, with any changes in fair value recorded in the Consolidated Statements of Operations.

2015 Convertible Loans

As of December 31, 2015, the Company had convertible debt outstanding with a par value of $3.5 million (2015 Convertible Loans).  The carrying value of the debt and its related discount was $2.0 million as of December 31, 2015. The 2015 Convertible Loans had been accounted for in accordance with ASC Subtopic 470-20, “Debt with Conversion and Other Options” (ASC 470-20).  The Company had bifurcated the conversion feature of the 2015 Convertible Loans from the debt instrument, classified the conversion feature as a derivative liability and accreted the resulting debt discount as interest expense using the effective interest rate method over the contractual term of the 2015 Convertible Loans.  The Company recognized noncash accretion in the amount of $106,000 and $22,000 in Interest expense for the years ended December 31, 2016 and 2015, respectively.

The conversion features had previously been accounted for as a derivative and separately accounted from the 2015 Convertible Loans.  The derivative liabilities were recognized as a noncurrent liability. See Note 14 for discussion of Derivatives and Note 2 for discussion of Fair value of financial instruments.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

In connection with the Transaction, the 2015 Convertible Loans were converted into 297,372 shares of the Company’s common stock based on a conversion price of $19.50.  The carrying value of the debt at the time of conversion was $2.1 million and the fair value of the derivative liabilities was $1.8 million.  The fair value of the shares received at conversion was $5.8 million.  The difference between the fair value of the shares and the carrying value of the debt plus the fair value of the derivative liabilities was $1.9 million, which was recognized as a loss on conversion and recorded in Other income and expense for the year ended December 31, 2016.

Prior to the conversion, interest accrued at a rate of 8% per annum. Accrued interest in the amount of $306,000 had been accrued through the date of conversion.  Subject to completion of the Transaction, the holders of the 2015 Convertible Loans waived their rights to any unpaid interest and discharged the Company from this liability.  The $306,000 of accrued interest has been recognized as a gain on debt extinguishment and also recorded in Other income and expense during 2016.

2014 Convertible Loans

As of December 31, 2015, the Company had convertible debt outstanding with a par value of $1.3 million (2014 Convertible Loans).  The carrying value of the debt and its related discount was $933,000 as of December 31, 2015.  The 2014 Convertible Loans had been accounted for in accordance with ASC 470-20.  The Company had bifurcated the conversion feature of the 2014 Convertible Loans from the debt instrument, classified the conversion feature as a derivative liability and accreted the resulting debt discount as interest expense using the effective interest rate method over the contractual term of the 2014 Convertible Loans.  The Company had recognized noncash accretion in the amount of $52,000 and $39,000 in Interest expense for the years ended December 31, 2016 and 2015, respectively.

The conversion features had previously been accounted for as a derivative and separately accounted from the 2014 Convertible Loans.  The derivative liabilities were recognized as a noncurrent liability. See Note 14 for discussion of Derivatives and Note 2 for discussion of Fair value of financial instruments.

In connection with the Transaction, the 2014 Convertible Loans were converted into 116,883 shares of the Company’s common stock based on a conversion price of $19.50.  The carrying value of the debt at the time of conversion was $1.0 million and the fair value of the derivative liabilities was $545,000.  The fair value of the shares received at conversion was $2.3 million.  The difference between the fair value of the shares and the carrying value of the debt plus the fair value of the derivative liabilities was $732,000, which was recognized as a loss on conversion and recorded in Other income and expense for the year ended December 31, 2016.

Prior to the conversion, interest accrued at a rate of 8% per annum. Accrued interest in the amount of $198,000 had been recorded through the date of conversion.  Prior to completion of the Transaction, the holders of the 2014 Convertible Loans waived their rights to any unpaid interest and discharged the Company from this liability.  The $198,000 of accrued interest has been recognized as a gain on debt extinguishment and is recorded in Other income and expense for the year ended December 31, 2016.

14.  Derivatives

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the Consolidated Balance Sheets and the effects of changes in fair value related to those derivative instruments on the Consolidated Statements of Operations (in thousands):

Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivative liabilities	Noncurrent liabilities	$—	$2,047
Warrants liability	Current liabilities	844	1,163

		December 31,
Effect of Derivative Instruments Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized	2016	2015
Derivative liabilities	Non-operating income	$261	$172
Warrants liability	Non-operating (expense) income	(294)	148

The derivative liabilities related to the conversion feature embedded in the 2014 Convertible Loans and 2015 Convertible Loans have been separately recognized at their fair value. The Company determined that embedded features met the definition of a derivative and was required to be recorded at fair value at issuance and remeasured for each reporting period thereafter.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.  Subsequent Events

On February 7, 2017, Parent entered into an Office Lease Agreement with SHIGO 10 PO Owner LLC for approximately 5,116 rentable square feet (the New Office) in the building located at 10 Post Office Square, Boston, Massachusetts.  The New Office will serve as the Company's executive offices.

The initial term of the lease is 62 months beginning on the later of the date on which the landlord substantially completes certain renovations to the New Office or March 1, 2017.  The Company has the option to extend the lease one time for an additional 5-year period.

Following a two-month rent abatement period, the Company will be obligated to make monthly rent payments in an amount beginning at $20,997 and increasing by approximately 2% annually for the term of the lease. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

In addition, the lease contains customary events of default that entitle the landlord, among other things, to terminate the lease and recover from the Company all rent payments and other amounts payable as of the date of termination and that would otherwise be payable for the remainder of the term of lease, plus certain additional costs and expenses arising from the termination. The specified events of default include, among others, nonpayment of rent or other amounts due and payable by the Company under the lease, an uncured breach of a covenant under the lease and certain bankruptcy and insolvency events.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8-K (Exhibit 2.1)	7/13/2016	001-33451

3.1.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2007.		S-1 (Exhibit 3.1)	2/7/2007	333-140504

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2011.		8-K (Exhibit 4.6)	5/19/2011	001-33451

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 11, 2012.		8-K (Exhibit 3.1)	6/11/2012	001-33451

3.1.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 26, 2012.		8-K (Exhibit 4.8)	6/27/2012	001-33451

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 2012.		10-K (Exhibit 3.5)	12/21/2012	001-33451

3.1.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 17, 2015.		8-K (Exhibit 3.1)	3/18/2015	001-33451

3.1.7	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Reverse Stock Split).		8-K (Exhibit 3.1)	11/4/2016	001-33451

3.1.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Name Change).		8-K (Exhibit 3.2)	11/4/2016	001-33451

3.2	Amended and Restated Bylaws of the Registrant.		S-8 (Exhibit 4.2)	7/6/2007	333-144407

4.1	Form of common stock certificate.		10-K (Exhibit 4.1)	12/22/2016	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.2	Form of Warrant issued in the Registrant’s June 2012 private placement.		8-K (Exhibit 4.9)	6/22/2012	001-33451

4.3	Warrant to Purchase Common Stock of Albireo Pharma, Inc., dated November 4, 2016, issued to Kreos Capital IV (Expert Fund) Limited.		8-K (Exhibit 4.1)	11/4/2016	001-33451

4.4	Registration Rights Agreement, dated as of July 25, 2014, by and between the Registrant and Lincoln Park Capital Fund, LLC.		8-K (Exhibit 10.2)	7/28/2014	001-33451

10.1

Supplemental Deed, dated as of May 24, 2016, by and among Kreos Capital IV (UK) Limited, Albireo Limited, Albireo AB and Elobix AB, including as Schedule 1 thereto the Amended and Restated Agreement for the Provision of a Loan Facility of up to €6,000,000, dated as of December 18, 2014, by and among Kreos Capital IV (UK) Limited, Albireo Limited, Albireo AB and Elobix AB.

			8-K (Exhibit 10.1)	11/4/2016	001-33451

10.2	Guaranty and Security Agreement, dated as of November 4, 2016, by and between Albireo Pharma, Inc. and Kreos Capital IV (UK) Limited.		8-K (Exhibit 10.2)	11/4/2016	001-33451

10.3*	Employment Agreement, dated as of July 27, 2015, by and between Albireo, Inc. and Ronald H.W. Cooper.		8-K (Exhibit 10.3)	11/4/2016	001-33451

10.4*	Employment Agreement, dated as of February 14, 2008, by and between Albireo AB and Jan P. Mattsson, Ph.D.		8-K (Exhibit 10.4)	11/4/2016	001-33451

10.5*	Employment Agreement, dated as of August 4, 2016, by and between Albireo, Inc. and Thomas A. Shea.		8-K (Exhibit 10.5)	11/4/2016	001-33451

10.6*	Employment Agreement, dated as of September 6, 2016, by and between Albireo, Inc. and Paresh N. Soni, M.D., Ph.D.		8-K (Exhibit 10.6)	11/4/2016	001-33451

10.7*	Employment Agreement, dated as of November 28, 2016, by and between the Registrant and Martha J. Carter.		10-K (Exhibit 10.7)	12/22/2016	001-33451

10.8*	Employment Agreement, dated as of February 17, 2016, by and between Albireo, Inc. and Peter A. Zorn.		8-K (Exhibit 10.7)	11/4/2016	001-33451

10.9.1*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	8/27/2014	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.9.2*	Amendment to Executive Employment Agreement, dated April 1, 2016, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	4/1/2016	001-33451

10.9.3*	General Release & Waiver Agreement, dated November 18, 2016, by and between the Registrant and Gary G. Gemignani.		10-K (Exhibit 10.9.3)	12/22/2016	001-33451

10.10.1*	Change of Control Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.12)	2/7/2007	333-140504

10.10.2*	Executive Severance Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.13)	2/7/2007	333-140504

10.10.3*	Amendment to Executive Severance Agreement and Change of Control Agreement, dated April 1, 2016, by and between the Registrant and Paul S. Bavier.		8-K (Exhibit 10.2)	4/1/2016	001-33451

10.10.4*	General Release & Waiver Agreement, dated November 15, 2016, by and between the Registrant and Paul S. Bavier.		10-K (Exhibit 10.10.4)	12/22/2016	001-33451

10.11.1*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza.		8-K (Exhibit 10.1)	4/1/2010	001-33451

10.11.2*	General Release & Waiver Agreement, dated February 26, 2016, by and between the Registrant and Errol B. De Souza.		10-Q (Exhibit 10.1)	5/10/2016	001-33451

10.12*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8-K (Exhibit 10.9)	11/4/2016	001-33451

10.13*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10-K (Exhibit 10.13)	12/22/2016	001-33451

10.14*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Transaction.		10-K (Exhibit 10.14)	12/22/2016	001-33451

10.15*	Replacement Stock Options granted to Peter A. Zorn in connection with the closing of the Transaction.		10-K (Exhibit 10.15)	12/22/2016	001-33451

10.16*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001-33451

10.17*	2010 Incentive Stock Option Agreement.		10-Q (Exhibit 10.2)	5/7/2010	001-33451

10.18*	2010 Non Statutory Stock Option Agreement.		10-Q (Exhibit 10.3)	5/7/2010	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.19*	2010 Restricted Stock Unit Agreement.		10-Q (Exhibit 10.4)	5/7/2010	001-33451

10.20*	Amended and Restated 2004 Stock Incentive Plan.		S-1/A (Exhibit 10.3)	5/10/2007	333-140504

10.21*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10-K (Exhibit 10.19)	12/21/2007	001-33451

10.22*	2005 Non-Employee Directors’ Stock Option Plan.		S-1/A (Exhibit 10.5)	5/10/2007	333-140504

10.23*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10-K (Exhibit 10.20)	12/21/2007	001-33451

10.24*	2005 Employee Stock Purchase Plan.		S-1/A (Exhibit 10.4)	5/10/2007	333-140504

10.25*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8-K (Exhibit 10.8)	11/4/2016	001-33451

10.26*	Form of Lock-up Agreement, by and between the Registrant and each of the pre-Transaction officers and directors of the Registrant.		8-K (Exhibit 10.1)	5/26/2016	001-33451

10.27	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solutions, Inc. and Biodel Inc.		8-K (Exhibit 10.1)	9/9/2016	001-33451

10.28.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).	X

10.28.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

X

10.28.3**	Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).	X

10.29	Office Lease Agreement, dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	2/10/2017	001-33451

21.1	Subsidiaries.		10-K (Exhibit 21.1)	12/22/2016	001-33451

23.1	Consent of Ernst & Young LLP.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
23.2		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**

Confidential treatment is being requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.