Form 10-Q
period 2017-03-31
ALBIREO PHARMA, INC.
filed 2017-05-11
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-33451

Albireo Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

10 Post Office Square, Suite 502 South, Boston, MA (Address of principal executive offices)	02109 (Zip code)

Registrant’s telephone number, including area code: (857) 254-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of May 1, 2017, the registrant had 6,292,644 shares of common stock, $0.01 par value per share, outstanding.

Albireo Pharma, Inc.

Page

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	4
Item 1. Financial Statements	6
Condensed Consolidated Balance Sheets (unaudited) at March 31, 2017 and December 31, 2016	6
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2017 and 2016	7
Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2017 and 2016	8
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2017 and 2016	9
Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

All brand names, trademarks or service marks appearing in this quarterly report are the property of their respective owners.  The Registrant’s use or display of another party’s trademark, service mark, trade dress or product in this quarterly report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of, the Registrant by such other party.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or our future financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ.  These risks, uncertainties and other factors include, among other things, our critical accounting policies and:

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
•

the clinical trial designs and endpoints for our planned Phase 3 clinical trial of A4250 in patients with PFIC, or that will otherwise be required to obtain marketing approval for A4250 to treat patients with PFIC or other pediatric cholestatic liver diseases or for A3384 to treat bile acid malabsorption, or BAM;

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
•

whether A4250 will meet the criteria to receive a pediatric priority review voucher from the U.S. Food and Drug Administration, or FDA, and, if necessary, whether the pediatric priority review voucher program will be renewed beyond 2020;

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this quarterly report represents our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$20,143	$29,931
Trade receivables	1	26
Prepaid expenses and other assets	553	560
Other receivables	640	344
Total current assets	21,337	30,861
Property and equipment, net	111	21
Intangible assets	150	150
Goodwill	18,110	18,110
Other noncurrent assets	594	518
Total assets	$40,302	$49,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,309	$972
Accrued expenses	3,949	7,548
Long-term debt, current portion	2,488	3,075
Warrant liability	1,202	844
Other liabilities	126	269
Total current liabilities	9,074	12,708
Long-term liabilities	21	—
Total liabilities	9,095	12,708
Stockholders' Equity:
Common stock, $0.01 par value per share — 200,000,000 authorized at March 31, 2017 and December 31, 2016; 6,292,644 issued and outstanding at March 31, 2017 and December 31, 2016	63	63
Additional paid in capital	62,743	61,338
Accumulated other comprehensive income	1,017	1,496
Accumulated deficit	(32,616)	(25,945)
Total stockholders’ equity	31,207	36,952
Total liabilities and stockholders’ equity	$40,302	$49,660

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$1	$124
Operating expenses:
Research and development	2,812	1,597
General and administrative	3,212	1,306
Other (income) expense, net	74	(155)
Total operating expenses	6,098	2,748
Operating loss	(6,097)	(2,624)
Interest expense, net	(249)	(526)
Non-operating expense, net	(325)	(89)
Net loss before income taxes	(6,671)	(3,239)
Income tax	—	—
Net loss	$(6,671)	$(3,239)
Net loss per share - basic and diluted	$(1.06)	$(12.20)
Weighted-average shares outstanding - basic and diluted	6,292,644	265,560

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,671)	$(3,239)
Other comprehensive income:
Foreign currency translation adjustment	(479)	(339)
Total other comprehensive (loss) income	(479)	(339)
Total comprehensive loss	$(7,150)	$(3,578)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,671)	$(3,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and amortization of issuance costs	171	277
Depreciation and amortization	5	4
Change in fair value of financial instruments	333	89
Stock-based compensation expense	1,405	—
Changes in operating assets and liabilities:
Trade receivables	26	(434)
Prepaid expenses and other current assets	8	103
Other receivables	(300)	(16)
Other noncurrent assets	(77)	—
Trade payables	334	716
Taxes payable	—	—
Accrued expenses	(3,623)	143
Other liabilities and long term liabilities	(140)	16
Net cash used in operating activities	(8,529)	(2,341)
Cash flows from investing activities:
Purchase of property, plant and equipment	(95)	(3)
Net cash used in investing activities	(95)	(3)
Cash flows from financing activities:
Payments of principal on borrowings	(789)	(323)
Net cash used in financing activities	(789)	(323)
Effect of exchange rate changes on cash and cash equivalents	(375)	(41)
Net decrease in cash and cash equivalents	(9,788)	(2,708)
Cash and cash equivalents—beginning of period	29,931	5,120
Cash and cash equivalents—end of period	$20,143	$2,412
Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$199

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Prior to November 3, 2016, Parent’s name was Biodel Inc. (Biodel).  On that date, Biodel effected a 1-for-30 reverse stock split of its common stock (Reverse Stock Split) and completed a share exchange transaction with Albireo Limited, a limited company domiciled in London, United Kingdom, in accordance with the terms of an Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among Biodel, Albireo Limited and the shareholders and noteholders of Albireo Limited (the Agreement). Pursuant to the Agreement, each holder of shares or notes convertible into shares of Albireo Limited received newly issued shares of Biodel common stock and Albireo Limited became a wholly owned subsidiary of Biodel (the Transaction). Following completion of the Transaction, the business of Albireo Limited became the business of Parent and Parent changed its name to Albireo Pharma, Inc.

For accounting purposes, the Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, with respect to periods prior to completion of the Transaction, the accompanying Condensed Consolidated Financial Statements reflect the historical results of Albireo Limited and its direct and indirect subsidiaries and do not include the historical results of Biodel prior to completion of the Transaction. All share and per share information for periods prior to completion of the Transaction has been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and, where applicable, the Reverse Stock Split.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Parent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).  Any reference in these Condensed Consolidated Financial Statements to common stock or options or warrants to purchase shares of common stock of the Company means the common stock or options or warrants to purchase shares of common stock of Parent. Any reference in these Condensed Consolidated Financial Statements to common stock means, for periods prior to November 3, 2016, Ordinary shares of Albireo Limited.

The Company has reclassified certain amounts in the Condensed Consolidated Balance Sheet as of December 31, 2016 from Advances from licensees and from Common stock warrant liability to Other liabilities to conform to the current year presentation.

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Parent and its direct or indirect wholly owned subsidiaries, Albireo Limited, Albireo AB, Elobix AB, Albireo, Inc and, for periods following completion of the Transaction, Biodel UK Limited. All intercompany balances and transactions have been eliminated in consolidation.

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency). The functional currency for Parent and Albireo, Inc. is the U.S. Dollar (USD), the functional currency for Albireo Limited, Elobix AB and Biodel U.K. is the Euro, and the functional currency for Albireo AB is the Swedish Krona (SEK). The Company consolidates its financial statements in USD.

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other income (expense), net in the Condensed Consolidated Statements of Operations.

The results and financial position of the Company and its subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of March 31, 2017 and December 31, 2016;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rates that are relevant for the period reported;
c.	significant transactions use the closing exchange rate on the date of the transaction; and
d.	all resulting exchange differences arising from such translation are recognized directly in other comprehensive loss and presented as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, deferred tax assets and warrant liability estimated at fair value.  Actual results could materially differ from these estimates.

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

Revenue recognition

Revenue is generated from the receipt of upfront or license fees, milestone payments and payments for pharmaceutical ingredient or related procurement services that are made pursuant to out-licensing or related supply agreements.

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

•

Revenue and costs associated with procurement services associated with pharmaceutical ingredients are recognized net in revenue when title and risk of loss of the pharmaceutical ingredients have passed to the licensee as the Company is not the primary obligor and revenue and costs associated with related procurement services are recognized net in revenue when the Company is contractually bound.

As of March 31, 2017, the Company had a license agreement with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.), entered into in 2012, to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. The Company satisfied its material performance obligations under the agreement in 2012, upon the delivery of technical expertise and intellectual property rights to EA Pharma.

Payments resulting from pharmaceutical ingredient or related procurement services are recognized as revenue as the activities are performed and are presented on a net basis. Revenue is recorded on a net basis because the Company acts as an agent, as it does not have discretion to change suppliers and does not perform any part of the services or manufacture of the subject pharmaceutical ingredients. The costs associated with these activities are netted against the related revenue in the Condensed Consolidated Statements of Operations.

For certain contingent payments under research and development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (A) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (B) related solely to past performance and (C) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables. The Company has evaluated each milestone specified under its license agreement with EA Pharma and determined the milestone to be substantive.

Under the terms of the license agreement with EA Pharma, the Company was eligible as of March 31, 2017 to receive up to approximately (a) €13.3 million ($14.2 million based on the Euro to USD exchange rate as of March 31, 2017) if specified regulatory events are achieved for elobixibat in Japan and (b) ¥3.5 billion ($31.4 million based on the Japanese Yen to USD exchange rate as of March 31, 2017) if specified sales milestones are achieved for elobixibat following regulatory approval in any country in EA Pharma’s licensed territory. The likelihood that the Company will achieve any particular milestone event with respect to elobixibat in any particular period, or at all, is uncertain, and the Company may not earn any future milestone payment with respect to elobixibat in any particular period, or ever. In addition, the Company is eligible to receive stepped royalties beginning in the high single digits on any future elobixibat product sales.  The Company will recognize royalty revenue in the period of sale of elobixibat, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

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

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for stock-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company adopted this standard on a prospective basis as of January 1, 2017, which had no impact on deferred tax balances, the consolidated statement of cash flows or otherwise on the Company’s consolidated financial statements.

Accounting pronouncements issued but not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU will be effective for the Company on January 1, 2018 (for the Company’s 2018 fiscal year).  The Company plans to adopt this standard effective January 1, 2018 using the modified retrospective approach, whereby the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. The Company currently has one contract that generates revenue and will be impacted by the adoption of the new guidance. The Company is in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and currently does not plan to early adopt this standard.

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

The following tables present the fair values for the Company’s financial instruments as well as the input levels used to determine these fair values as of March 31, 2017 and December 31, 2016. The Company values its current assets, which include trade and other receivables, and liabilities, which include advances from licensees and accounts payable, at historical cost, which approximates fair value. The fair value of the Loan Facility (see Note 7) was $2.5 million as of March 31, 2017.  The Company used the income approach to value the Loan Facility.

		Total Carrying Value on the Condensed Consolidated Balance Sheet		Fair Value Measurements
	Fair Value Level	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
		(in thousands)
Financial Instruments Recorded at Fair Value on a Recurring Basis
Current liabilities:
Warrant liability	3	$1,202	$844	$1,202	$844

On December 17, 2014, the Company (Albireo Limited) executed a convertible loan instrument, which provided 1,251,000 €1.00 ($1.12) unsecured convertible loan notes (2014 Convertible Loans), denominated in Euros, and was subsequently amended on October 1, 2015.  On October 1, 2015, the Company executed a convertible loan instrument which provided 5,000,000 $1.00 unsecured convertible loan notes (the 2015 Convertible Loans), denominated in USD.  The Company estimated the fair value of the derivative liabilities associated with the 2014 Convertible Loans to be $0.6 million (€0.5 million) as of March 31, 2016 and the fair value of the derivative liabilities associated with the 2015 Convertible Loans to be $1.5 million as of March 31, 2016.  For the three months ended March 31, 2016 the Company recorded a decrease of $102,000 in the fair value of the 2014 Convertible Loans and 2015 Convertible Loans in its Condensed Consolidated Statement of Operations.  Immediately prior to completion of the Transaction on November 3, 2016, the conversion rights for the 2014 Convertible Loans and the 2015 Convertible Loans were exercised. The Company recorded an increase of $358,000 in the fair value of the Replacement Kreos Warrants (defined below) for the three months ended March 31, 2017, and an increase of $191,000 in the fair value of the Warrants (defined below) for the three months ended March 31, 2016.

There were no transfers from one Level to another Level during the periods reported.

Warrants

In connection with the Loan Facility, the Company issued to Kreos Capital IV (Expert Fund) Limited (Kreos Capital) detachable warrants with a right to acquire shares at €720,000 (the Warrants).  The Company recognized the Warrants at fair value at the time of execution of the Loan Facility and remeasured their fair value on a recurring basis thereafter. In connection with the Transaction, the Warrants were replaced with warrants to purchase 67,271 shares of the Company’s common stock at an exercise price of $11.78 per share (the Replacement Kreos Warrants).  The Replacement Kreos Warrants were valued as of March 31, 2017 at $1.2 million.  The exchange was accounted for as a modification whereby the fair value of the Replacement Kreos Warrants was compared to the fair value of the Warrants immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification. See Note 7 for a further description of the Warrants and Loan Facility.

Beginning with the quarter ended June 30, 2016, the Company estimated the fair value of the Warrants, primarily using the binomial method. The key assumptions used in the binomial method to estimate the fair value of the Replacement Kreos Warrants as of March 31, 2017 included the following:

March 31, 2017
Stock price	$24.00
Exercise price	$11.78
Term (in years)	0.25
Risk-free interest rate	0.76%
Volatility	62.6%

The key assumptions used in the binomial method to estimate the fair value of the Replacement Kreos Warrants as of December 31, 2016, included the following:

December 31, 2016
Stock price	$17.73
Exercise price	$11.78
Term (in years)	1.00
Risk-free interest rate	0.85%
Volatility	83.4%

The fair values of the Replacement Kreos Warrants were determined to be $844,000 as of December 31, 2016 and $1.2 million as of March 31, 2017, an increase of $358,000. The values were each classified as a current liability because the Replacement Kreos Warrants are immediately exercisable.

The significant unobservable input used to estimate the fair value of the Replacement Kreos Warrants was the term (in years). The Company performed sensitivity analysis regarding this input and the value of the Replacement Kreos Warrants was found to be as follows using a hypothetical 0.5 year decrease or 0.5 year increase in the term (in thousands):

	March 31, 2017		December 31, 2016
	+0.5	-0.5	+0.5	-0.5
Term	$1,194	$1,201	$833	$829

3.  Commitments and contingencies

Operating lease commitments

Parent is a party to an Office Lease Agreement with SHIGO 10 PO Owner LLC for approximately 5,116 rentable square feet in the building located at 10 Post Office Square, Boston, Massachusetts, which serves as Parent’s executive offices.  The initial term of the lease is 62 months beginning on March 1, 2017.  Parent has the option to extend the lease one time for an additional 5-year period.  Following a two-month rent abatement period, Parent is obligated to make monthly rent payments in an amount beginning at $20,997 and escalating by approximately 2% annually for the term of the lease.  In addition, Parent is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Albireo AB is a party to a 36-month building lease for approximately 5,113 square feet of office space in Gothenburg, Sweden. The current quarterly payment under the lease is 318,197 SEK ($36,886 based on the SEK to USD exchange rate as of March 31, 2017) and subject to change based on applicable taxes and otherwise to increase based on changes in the Swedish Consumer Price Index (CPI).  The current term of the lease expires in November 2019, but renews automatically thereafter for consecutive three-year terms unless notice of nonrenewal is given by either party at least nine months prior to the end of the then-current term, subject to Albireo AB’s right to terminate the lease at any time upon six months’ notice.

As of March 31, 2017, future minimum commitments under facility operating leases were $1,381,000.

Rent expense recognized under the Company’s operating leases was $92,000 and $27,000 for the three months ended March 31, 2017 and 2016, respectively.

Agreements with CROs

As of March 31, 2017, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, may be required to make future payments of up to $4.7 million upon the completion of contracted work.

Other Commitments

In connection with the spin-off of Albireo Limited from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, the inventor is entitled upon the initial launch of a pharmaceutical product that constitutes an IBAT inhibitor in specified countries to a one-time “launch fee” payment of SEK 4.0 million ($464,000, based on the SEK to USD exchange rate as of March 31, 2017).

4.  Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share, or Diluted EPS, is calculated by dividing the net loss by the weighted-average number of shares of common stock.  If the Company were in a net income position, Diluted EPS would be calculated by dividing the net income by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2017	2016

Basic and Diluted EPS:
Numerator
Net loss	$(6,671)	$(3,239)
Net loss	$(6,671)	$(3,239)
Denominator
Weighted average number of shares	6,292,644	265,560
Number of shares used for basic and diluted EPS computation	6,292,644	265,560
Basic and Diluted EPS	$(1.06)	$(12.20)

As described in Note 1, “Organization and Share Exchange,” the share and per share information as of and for the period ended March 31, 2016 has been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and does not include the historical results of Biodel.

The following weighted-average outstanding common stock equivalents were excluded from the computation of Diluted EPS for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Convertible preference shares (on an as-converted basis)	—	2,754,386
Warrants to purchase convertible preference shares (on an as-converted basis)	—	177,215
Warrants to purchase common stock	67,271	67,271
Options to purchase common stock	735,329	—

5.  Income taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2017 or March 31, 2016.  The Company has continued to maintain a full valuation allowance against its net deferred tax assets.  The Company has had an overall net operating loss position since its inception.  The Company had approximately $53.3 million in valuation allowances recorded against its deferred tax assets as of both March 31, 2017 and December 31, 2016.

The Company’s 2015 federal tax return, in respect of its predecessor (Biodel), is under examination.

6.  Stock-based Compensation

On November 3, 2016, the Albireo Pharma, Inc. 2016 Equity Incentive Plan (the 2016 Equity Plan) was approved by the Company’s stockholders.  The 2016 Equity Plan replaced Biodel’s 2010 Stock Incentive Plan, as amended (the 2010 Plan), in connection with completion of the Transaction.  The 2016 Equity Plan authorized the issuance of up to 635,000 shares, plus up to 249,059 shares issued if awards outstanding under the 2010 Plan were cancelled, forfeited or expired on or after the Transaction.  All stock options outstanding under the 2010 Plan remain in full force and effect pursuant to their terms and the terms of the 2010 Plan.  The 2016 Equity Plan is structured to comply with the requirements imposed by Section 162 (m) of the Internal Revenue Code of 1986, as amended, and related regulations.

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

The Company recognized stock-based compensation expense for employees in the accompanying Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
General and administrative	$1,405	$—
Total stock-based compensation	$1,405	$—

A summary of the outstanding stock options as of March 31, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2016	694,869	$26.71	7.35	$6,435
Granted	200,400	$19.12	—	$—
Expirations	(41,810)	$181.84	—	$—
Outstanding—March 31, 2017	853,459	$17.33	8.71	$10,636
Exercisable—March 31, 2017	254,621	26.25	6.85	$4,413
Vested or expected to vest at—March 31, 2017	834,037	17.71	8.70	$10,189

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for its product candidate A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of March 31, 2017.

As of March 31, 2017, the total unrecognized compensation expense related to unvested options was $7.5 million, which the Company expects to recognize over a weighted average vesting period of 2.6 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of stock option awards granted during the three months ended March 31, 2017, was estimated with the following assumptions:

As of March 31, 2017
Price per share of common stock	$18.54-$19.19
Expected term (in years)	6.0-6.1
Risk-free interest rate	2.12%
Expected volatility	78.4
Dividend rate	0%

The Company recorded additional stock-based compensation expense of $788,000 in the general and administrative line in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2017.  The additional expense was attributable to the correction of an understatement of expense recorded for the year ended December 31, 2016 due to the use of incorrect service periods for stock options.  The Company determined the error was not material to any prior period and does not expect the correction in the three months ended March 31, 2017 to be material to its 2017 annual financial statements.

7.  Long-term debt

	March 31, 2017	December 31, 2016
	(in thousands)
Long-term debt, including current portion:
Loan Facility	$2,488	$3,075
Total debt	2,488	3,075
Less: current portion	(2,488)	(3,075)
Long-term debt	$—	$—

Loan Facility

The Company (in particular, Albireo Limited) executed a loan agreement (Loan Facility) with Kreos Capital IV (UK) Limited (Kreos UK) in December 2014, at which time the Company borrowed €6.0 million ($7.3 million). The Loan Facility has a term of 36 months with principal and interest payable monthly, with an annual interest rate of 11.5%.  In addition, the Company is required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos UK.  The amount outstanding as of March 31, 2017 was $2.5 million (€2.3 million).  The outstanding amount is due and payable in average monthly installments of €249,000 ($273,000, based on the Euro to USD exchange rate as of March 31, 2017) and an end of loan payment of €670,000 ($736,000, based on the Euro to USD exchange rate as of March 31, 2017) due and payable on December 1, 2017.

The Company is accreting the debt discount of $233,000 remaining as of March 31, 2017 over the remaining nine months of the loan term. Interest expense included $171,000 and $230,000 of discount accretion for the three months ended March 31, 2017 and 2016, respectively.

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

The Loan Facility is guaranteed by Parent and two of Parent’s indirect subsidiaries, Elobix AB and Albireo AB, as the principal obligors that have severally agreed to indemnify and keep indemnified Kreos UK in full and on demand from and against all and any losses, costs, claims, liabilities, damages, demands and expenses suffered or incurred by Kreos UK arising out of, or in connection with, any failure of the Company to perform or discharge any of its obligations or liabilities.

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

The Company also pledged its present and future rights to fees, royalties and other payments due and payable any time under its license agreement with EA Pharma to Kreos UK in support of the Loan Facility.

On February 4, 2016, the Company (in particular, Albireo Limited) entered a Deed of Variation related to the Loan Facility. Under the terms of the Deed of Variation, the timing of principal payments was changed such that €512,000 ($562,000, based on the Euro to USD exchange rate as of March 31, 2017) of the payments was deferred to become payable at the end of the loan term.  The total principal due under the Loan Facility remained unchanged. In addition, there were no changes to the maturity date or the stated interest rate.

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

In connection with the Transaction, the Warrants were replaced with a warrant to purchase 67,271 shares of the Company’s common stock at an exercise price of $11.78 per share (Replacement Kreos Warrants). The Company estimated the fair value of the Replacement Kreos Warrants as of March 31, 2017 to be $1.2 million.  The exchange was accounted for as a modification whereby the fair value of the Replacement Kreos Warrants was compared to the fair value of the Warrants immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification.

The term of the Replacement Kreos Warrants is five years. After the Transaction, the Replacement Kreos Warrants were classified as liabilities because the amount of shares used to settle the Replacement Kreos Warrants is not fixed, as the Replacement Kreos Warrants contain certain price protections. Subsequent to the replacement, fair value of the Replacement Kreos Warrants is remeasured at each reporting period until settled, with any changes in fair value recorded in the consolidated statement of operations.

8.  Derivatives

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the Condensed Consolidated Balance Sheet as of March 31, 2017 and the effects of changes in fair value related to those derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 (in thousands):

Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Warrants liability	Current liabilities	1,202	844

Effect of Derivative Instruments Not	Location of Gains	Three Months Ended March 31,
Designated as Hedging Instruments	(Losses) Recognized	2017	2016
Derivative liabilities	Non-operating expense, net	$—	$102
Warrants liability	Non-operating expense, net	(358)	(191)

The derivative liabilities related to the conversion feature embedded in the 2014 Convertible Loans and 2015 Convertible Loans have been separately recognized at their respective fair values. The Company determined that embedded features met the definition of a derivative and were required to be recorded at fair value at issuance and remeasured for each reporting period thereafter.

9.  Goodwill

On November 3, 2016, the Company completed the Transaction pursuant to the Agreement, which resulted in goodwill recorded of $18.1 million.  The Company has performed its assessment for indicators of impairment and concluded that there were no such indicators as of March 31, 2017.  There was no change in the carrying amount of goodwill for the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 or other filings that we make with the SEC.

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Transaction, we changed our name to “Albireo Pharma, Inc.,” the business of Albireo Limited became our business and we became a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We have completed a Phase 2 clinical trial in children with chronic cholestasis and we plan to initiate a Phase 3 clinical trial in patients with PFIC in the second half of 2017. In addition to PFIC and subject to obtaining additional capital, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, for which our licensee has filed a new drug application for approval in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption.  We also have a preclinical program in nonalcoholic steatohepatitis, or NASH.

For accounting purposes, the Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, with respect to periods prior to completion of the Transaction, this discussion and analysis reflects the historical results of Albireo Limited and its direct and indirect subsidiaries and does not include the historical results of Biodel prior to completion of the Transaction.

Biodel was incorporated in December 2003 and commenced active operations in January 2004.  Albireo Limited’s business began when Albireo Limited was spun out of AstraZeneca AB in 2008.

Since inception, we have incurred significant operating losses. As of March 31, 2017, we had an accumulated deficit of $32.6 million.  We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2017, we had $20.1 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of upfront or license fees, milestone payments and payment for pharmaceutical ingredient or related procurement services that are made pursuant to license agreements or related supply agreements. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the separately identifiable components on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions.

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

Successful development of our current and potential future product candidates is highly uncertain. Completion dates and costs for our programs can vary significantly by product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with development of any of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, our ability to enter into licensing, collaboration and similar arrangements with respect to current or potential future product candidates, the success of research and development programs and our assessments of commercial potential.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and assumptions on historical experience and on various assumptions that we believe are reasonable under the circumstances, and we evaluate them on an ongoing basis. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates and judgments. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Note 1 to our condensed consolidated financial statements included in this quarterly report.  We believe that our accounting policies relating to revenue recognition, research and development expenses, stock-based compensation and fair value of financial instruments are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017 and March 31, 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Revenue	$1	$124	$(123)

Revenue was $1,000 for the three months ended March 31, 2017 compared with $124,000 for the three months ended March 31, 2016, a decrease of $123,000.  The decrease was due to a reduction in procurement services performed for EA Pharma.

Research and development expenses

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Research and development expenses	$2,812	$1,597	$1,215

Research and development expenses were $2.8 million for the three months ended March 31, 2017 compared with $1.6 million for the three months ended March 31, 2016, an increase of $1.2 million.  The higher research and development expenses were principally due to an increase of $891,000 in costs related to A4250, mainly in connection with preparatory activities in the 2017 period for a planned Phase 3 clinical trial in patients with PFIC as well as the conduct in the 2017 period of a clinical study to assess absorption, distribution, metabolism and excretion and preclinical drug-drug interaction studies, and an increase of $364,000 in other project costs attributable to research and development consulting services and patent expense.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Direct third-party project costs:
A4250	$1,598	$707	$891
Elobixibat	3	90	(87)
A3384	46	—	46
Preclinical	23	80	(57)
Total	$1,670	$877	$793
Other project costs(1):
Personnel costs	$463	$405	$58
Other costs(2)	679	315	364
Total	$1,142	$720	$422
Total research and development costs	$2,812	$1,597	$1,215

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
General and administrative expenses	$3,212	$1,306	$1,906

General and administrative expenses were $3.2 million for the three months ended March 31, 2017 compared with $1.3 million for the three months ended March 31, 2016, an increase of $1.9 million.  The higher general and administrative expenses were principally attributable to increases for the 2017 period of $1.4 million in stock-based compensation expense, which included $788,000 attributable to the correction of an understatement of stock compensation expense recorded for the year ended December 31, 2016 due to the use of incorrect service periods in determining the expense, and $500,000 in other compensation expense resulting from the hiring of additional executive personnel in the last nine months of 2016.  We expect that we will incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public company for future periods.

Other (income) expense, net

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Other (income) expense, net	$74	$(155)	$229

Other (income) expense, net totaled $74,000 of expense for the three months ended March 31, 2017 compared with income of $155,000 for the three months ended March 31, 2016, a difference of $229,000.  The difference resulted from changes in currency exchange rates between the two periods.

Interest expense, net

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Interest expense, net	$(249)	$(526)	$277

Interest expense, net totaled $249,000 for the three months ended March 31, 2017 compared with $526,000 for 2016, a decrease of $277,000.  The lower net interest expense was attributable to the conversion of convertible loan notes issued in 2014 and 2015 into equity in connection with the completion of the Transaction in November 2016 and a reduction in the amount of interest paid under our loan facility.

Non-operating expense, net

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Non-operating expense, net	$(325)	$(89)	$(236)

Non-operating expense, net was $325,000 for the three months ended March 31, 2017 compared with $89,000 for the three months ended March 31, 2016, an increase of $236,000.  The increase reflected a change in the mark-to-market adjustments on warrants.

Liquidity and Capital Resources

Sources of Liquidity

We do not expect to generate revenue from product sales unless and until we or a licensee obtains regulatory approval of and commercializes our current or any potential future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that, having become a public company upon completion of the Transaction in November 2016, we will incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding to complete development of and potentially commercialize our product candidates.

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

In November 2016, we completed the Transaction and, immediately prior to the Transaction, an associated equity financing of $10.0 million.  In the Transaction, we acquired cash of approximately $20 million, net of Biodel’s commitments, that Biodel had on hand on the closing date.

In December 2014, we (Albireo Limited) entered into a loan facility agreement with Kreos Capital IV (UK) Limited, or Kreos, enabling us to borrow up to €6.0 million ($7.3 million). The loan facility has a term of 36 months, with principal and interest payable monthly after an initial six-month interest-only period, at an annual rate of 11.5%. In addition, we are required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos. On the date of the agreement, we borrowed the full €6.0 million ($7.3 million). In February 2016, we amended the loan facility to reduce principal repayments for a period of six months. As of March 31, 2017, the outstanding balance due on the loan facility, including interest and the end-of-loan payment, was €2.3 million ($2.5 million based on the Euro to USD exchange rate as of March 31, 2017).

In April 2012, we (Albireo AB) entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015 and April 2016. As of March 31, 2017, we have received approximately $34.7 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive additional payments of up to €13.3 million under the amended agreement ($14.2 million based on the Euro to USD exchange rate as of March 31, 2017) if specified regulatory events are achieved for elobixibat and up to ¥3.5 billion ($31.4 million based on the Japanese Yen to USD exchange rate as of March 31, 2017) if specified sales milestones are achieved for elobixibat. We are also eligible for stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

As of March 31, 2017, our cash and cash equivalents were $20.1 million.

Cash Flows

Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in:
Operating activities	$(8,529)	(2,341)
Investing activities	(95)	(3)
Financing activities	(789)	(323)
Total	$(9,413)	$(2,667)
Effect of exchange rate changes on cash and cash equivalents	(375)	(41)
Net decrease in cash and cash equivalents	(9,788)	(2,708)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2017 was $8.5 million compared to $2.3 million for the corresponding 2016 period.  The increase was primarily due to higher accrued expenses, mainly for severance payable to former Biodel personnel, and stock-based compensation expense, partially offset by a decrease in trade payables.

Investing activities

Net cash used in investing activities was $95,000 for the three months ended March 31, 2017 compared to $3,000 for the corresponding 2016 period.  The increase was due to greater property and equipment purchases in connection with our move to different offices in Boston.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2017 was $789,000 compared to $323,000 for the corresponding 2016 period.  The increase was due to higher principal payments under the loan facility with Kreos, as the terms were amended in February 2016 to reduce principal payments for six months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation and as a result of the previously reported material weakness discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness and Remediation of Material Weakness

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously reported, in connection with the audit of our 2016 financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified was a lack of controls over the identification and review of accounting issues involving significant judgment or estimates in the financial statement closing process resulting from our limited in-house accounting and finance team. We currently rely on consultants and external advisors to provide assistance with financial reporting in accordance with the requirements of U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC, and these consultants and external advisors may not have direct knowledge of all of our business, transactions and contracts. Specifically, we and our independent registered public accounting firm determined that we did not have sufficient resources with GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that includes resolution of complex accounting issues involving significant judgment and estimates.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: May 11, 2017	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Albireo Pharma, Inc. Nonemployee Director Compensation Policy dated January 23, 2017.	X
10.2	Office Lease Agreement, dated as of February 7, 2017, by and between Albireo Pharma, Inc. and SHIGO 10 PO Owner LLC		Form 8-K (Exhibit 10.1)	2/10/2017	001-33451
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

X
*	Management contract or compensatory plan or arrangement.