Form 10-Q
period 2017-09-30
ALBIREO PHARMA, INC.
filed 2017-11-14
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 8,899,451 shares of common stock, $0.01 par value per share, outstanding.

Albireo Pharma, Inc.

Page

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	5
Condensed Consolidated Balance Sheets (unaudited) at September 30, 2017 and December 31, 2016	5
Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	6
Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	7
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2017 and 2016	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	30
Item 6. Exhibits	30

Signatures	31

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including our planned Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing (including for approval of a new drug application in Japan for elobixibat), or for meeting with regulatory authorities;

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
•

our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; and

•	our strategies, prospects, plans, expectations or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ.  These risks, uncertainties and other factors include, among other things, our critical accounting policies and:

•

the design, size, duration and endpoints for, and results from, our planned Phase 3 clinical trials of A4250 in patients with PFIC, or that will be required to obtain marketing approval for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease or for A3384 to treat bile acid malabsorption, or BAM;

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

•	the outcome and interpretation by regulatory authorities of the ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for initiation or completion of, or for availability of data from, the trials comprising the planned Phase 3 PFIC program for A4250, and the outcomes of such trials;
•	whether changes made in the process of finalizing the protocol for the planned double blind Phase 3 trial of A4250 in patients with PFIC result in a delay in its initiation;
•	delays or other challenges in the recruitment of patients for the planned double blind Phase 3 trial of A4250;

•	whether our current cash resources will be sufficient to fund our planned Phase 3 clinical program for A4250 in patients with PFIC to completion;
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

•	the significant control or influence that EA Pharma has over the development and commercialization of elobixibat in Japan and its other licensed territories;
•	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
•

whether findings from nonclinical studies and clinical trials of IBAT inhibitors will be predictive of future clinical success for a product candidate of ours in the treatment of nonalcoholic steatohepatitis, or NASH;

•	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
•	our ability to obtain additional financing on reasonable terms, or at all;
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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$57,073	$29,931
Trade receivables	11	26
Prepaid expenses and other assets	326	560
Other receivables	730	344
Total current assets	58,140	30,861
Property and equipment, net	190	21
Intangible assets	1,000	150
Goodwill	17,260	18,110
Other noncurrent assets	503	518
Total assets	$77,093	$49,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,577	$972
Accrued expenses	4,568	7,548
Long-term debt, current portion	1,470	3,075
Warrant liability	—	844
Other liabilities	315	269
Total current liabilities	7,930	12,708
Long-term liabilities	43	—
Total liabilities	7,973	12,708
Stockholders' Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at September 30, 2017 and 200,000,000 authorized at December 31, 2016; 8,882,785 and 6,292,644 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	91	63
Additional paid in capital	113,515	61,338
Accumulated other comprehensive income	817	1,496
Accumulated deficit	(45,303)	(25,945)
Total stockholders’ equity	69,120	36,952
Total liabilities and stockholders’ equity	$77,093	$49,660

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$28	$2	$8,125
Operating expenses:
Research and development	3,226	2,062	9,000	6,372
General and administrative	3,709	1,346	10,634	5,680
Other (income) expense, net	(401)	58	(392)	193
Total operating expenses	6,534	3,466	19,242	12,245
Operating loss	(6,534)	(3,438)	(19,240)	(4,120)
Interest income (expense), net	23	(508)	(378)	(1,546)
Non-operating income (expense), net	—	(84)	260	536
Net loss before income taxes	(6,511)	(4,030)	(19,358)	(5,130)
Income tax	—	—	—	—
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Net loss per share - basic	$(0.73)	$(13.32)	$(2.60)	$(17.96)
Net loss per share - diluted	$(0.73)	$(13.32)	$(2.60)	$(17.96)
Weighted average shares outstanding - basic	8,878,430	302,584	7,452,709	285,668
Weighted average shares outstanding - diluted	8,878,430	302,584	7,452,709	285,668

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Other comprehensive loss:
Foreign currency translation adjustment	(589)	(66)	(679)	(29)
Total other comprehensive loss	(589)	(66)	(679)	(29)
Total comprehensive income loss	$(7,100)	$(4,096)	$(20,037)	$(5,159)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,358)	$(5,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and amortization of issuance costs	387	844
Depreciation and amortization	23	11
Change in fair value of financial instruments	(251)	(536)
Stock-based compensation expense	2,861	194
Noncash gain on foreign currency translation	(593)	—
Changes in operating assets and liabilities:
Trade receivables	17	1,264
Prepaid expenses and other current assets	242	299
Other receivables	(338)	7
Other noncurrent assets	15	—
Trade payables	465	(870)
Taxes payable	—	—
Accrued expenses	(3,244)	1,608
Other liabilities and long-term liabilities	110	(15)
Other noncurrent liabilities	43	—
Net cash used in operating activities	(19,621)	(2,324)
Cash flows from investing activities:
Purchase of property, plant and equipment	(187)	(3)
Net cash used in investing activities	(187)	(3)
Cash flows from financing activities:
Proceeds from issuance of Ordinary A shares	—	40
Proceeds from issuance of warrants, net of issuance costs	—	39
Proceeds from issuance of common stock, net of issuance costs	48,500	—
Exercise of stock options	226
Payments of principal on borrowings	(2,159)	(1,427)
Net cash provided by (used in) financing activities	46,567	(1,348)
Effect of exchange rate changes on cash and cash equivalents	383	270
Net increase in cash and cash equivalents	27,142	(3,405)
Cash and cash equivalents—beginning of period	29,931	5,120
Cash and cash equivalents—end of period	$57,073	$1,715
Supplemental disclosures of cash flow information:
Cash paid for interest	$160	$454
Shares issued upon cashless exercise of Kreos warrants	617	—

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

Prior to November 3, 2016, Parent’s name was Biodel Inc. (Biodel).  On that date, Biodel effected a 1-for-30 reverse stock split of its common stock (Reverse Stock Split) and completed a share exchange transaction with Albireo Limited, a limited company domiciled in London, United Kingdom, in accordance with the terms of an Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among Biodel, Albireo Limited and the shareholders and noteholders of Albireo Limited (the Share Exchange Agreement). Pursuant to the Share Exchange Agreement, each holder of shares or notes convertible into shares of Albireo Limited received newly issued shares of Biodel common stock and Albireo Limited became a wholly owned subsidiary of Biodel (the Transaction). Following completion of the Transaction, the business of Albireo Limited became the business of Parent and Parent changed its name to Albireo Pharma, Inc.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Parent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year.

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

Error correction

In fiscal 2016, the Company under recognized stock-based compensation expense, a noncash item, by $788,000. The understatement of stock-based compensation expense was attributable to the use of an incorrect service period, and related period of expense recognition, for certain stock option awards.  The Company recorded the prior period understatement in the second quarter.  The Company determined that the error and subsequent correction are not material to its financial statements for any prior period and does not expect the correction to be material to its financial statements for the year ending December 31, 2017.

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Parent and its direct or indirect wholly owned subsidiaries, Albireo Limited, Albireo AB, Elobix AB, Albireo, Inc. and, for periods following completion of the Transaction, Biodel UK Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

The results and financial position of the Company and its subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2017 and December 31, 2016;
b.	income and expenses for each statement of comprehensive income (loss) are translated at the average exchange rate for the applicable period;
c.	significant transactions use the closing exchange rate on the date of the transaction; and
d.	all resulting exchange differences arising from such translation are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

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

As of September 30, 2017, the Company had a license agreement with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.), entered into in 2012, to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. The Company satisfied its material performance obligations under the agreement in 2012, upon the delivery of technical expertise and intellectual property rights to EA Pharma.

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

Under the terms of the license agreement with EA Pharma, the Company was eligible as of September 30, 2017 to receive up to approximately (a) €13.3 million ($15.7 million based on the Euro to USD exchange rate as of September 30, 2017) if specified regulatory events are achieved for elobixibat in Japan and (b) ¥3.5 billion ($31.2 million based on the Japanese Yen to USD exchange rate as of September 30, 2017) if specified sales milestones are achieved for elobixibat in EA Pharma’s licensed territory following regulatory approval in any country in EA Pharma’s licensed territory. The likelihood that the Company will achieve any particular milestone event with respect to elobixibat in any particular period, or at all, is uncertain, and the Company may not earn any future milestone payment with respect to elobixibat in any particular period, or ever. In addition, the Company is eligible to receive stepped royalties beginning in the high single digits on any future elobixibat product sales.  The Company will recognize royalty revenue in the period of sale of elobixibat, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

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

Business Combination Adjustment

At the time of the Transaction in November 2016, the Company preliminarily estimated the fair value of Biodel’s in-process research and development (IPR&D) to be $150,000. Subsequently, the Company continued to evaluate the IPR&D acquired, including the underlying patents, based on information available to the Company as of November 2016. Upon a final evaluation of the IPR&D in 2017, the Company increased the acquisition date value of the IPR&D by $850,000 to $1.0 million. A deferred tax liability related to this step-up basis difference of $300,000 was recorded, with the remainder of the increase, $550,000, being recorded as a reduction of goodwill.

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for stock-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company adopted this standard on a prospective basis as of January 1, 2017, which had no impact on the net deferred tax balances, the consolidated statement of cash flows or otherwise on the Company’s consolidated financial statements.

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

The following tables present the fair values for the Company’s financial instruments as well as the input levels used to determine these fair values as of September 30, 2017 and December 31, 2016. The Company values its current assets, which include trade and other receivables, and liabilities, which include trade payables, at historical cost, which approximates fair value. The estimated fair value of the Loan Facility (see Note 7) was $1.4 million as of September 30, 2017.  The Company used the income approach to value the Loan Facility.

		Total Carrying Value on the Condensed Consolidated Balance Sheet		Fair Value Measurements
	Fair Value Level	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
		(in thousands)
Financial Instruments Recorded at Fair Value on a Recurring Basis
Current liabilities:
Warrant liability	3	$—	$844	$—	$844

On December 17, 2014, the Company (in particular, Albireo Limited) executed a convertible loan instrument, which provided 1,251,000 €1.00 ($1.12) unsecured convertible loan notes (2014 Convertible Loans), denominated in Euros, and was subsequently amended on October 1, 2015.  On October 1, 2015, the Company executed a convertible loan instrument which provided 5,000,000 $1.00 unsecured convertible loan notes (2015 Convertible Loans), denominated in USD.  The valuation methods used to value the 2014 Convertible Loans, the 2015 Convertible Loans and their respective associated derivative liabilities were the income approach and the Monte Carlo simulation analysis.  The fair value of the 2014 Convertible Loans increased by $229,000 and $246,000 for the three and nine months ended September 30, 2016, respectively. The fair value of the 2015 Convertible Loans increased by $273,000 and $400,000 for the three and nine months ended September 30, 2016, respectively.  These adjustments to the fair values of the 2014 Convertible Loans and 2015 Convertible Loans are recorded in Non-operating income (expense), net.  Immediately prior to completion of the Transaction on November 3, 2016, the conversion rights for the 2014 Convertible Loans and the 2015 Convertible Loans were exercised.

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

The fair value of the Replacement Kreos Warrants decreased by $226,000 for the period during the nine months ended September 30, 2017 prior to their exercise. The fair value of the Warrants increased by $76,000 and decreased by $689,000 for the three and nine months ended September 30, 2016, respectively.

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

Albireo AB is a party to a 36-month building lease for approximately 5,113 square feet of office space in Gothenburg, Sweden. The current quarterly payment under the lease is SEK 318,197 ($36,932 based on the SEK to USD exchange rate as of September 30, 2017) and subject to change based on applicable taxes and otherwise to increase based on changes in the Swedish Consumer Price Index (CPI).  The current term of the lease expires in November 2019, but renews automatically thereafter for consecutive three-year terms unless notice of nonrenewal is given by either party at least nine months prior to the end of the then-current term, subject to Albireo AB’s right to terminate the lease at any time upon six months’ notice.

As of September 30, 2017, future minimum commitments under facility operating leases were $1,280,000.

Rent expense recognized under the Company’s operating leases was $283,000 and $81,000 for the nine months ended September 30, 2017 and 2016, respectively.

Agreements with CROs

As of September 30, 2017, the Company had various agreements with CROs for the conduct of specified research and development activities.  Based on the terms of the respective agreements, the Company may be required to make future payments of up to $6.4 million to CROs upon the completion of contracted work.

Other Commitments

In connection with the spin-off of Albireo Limited from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, upon the initial launch of a pharmaceutical product that constitutes an IBAT inhibitor in specified countries, the inventor is entitled to a one-time “launch fee” payment of SEK 4.0 million ($492,000, based on the SEK to USD exchange rate as of September 30, 2017).

4.  Net loss per share

Each of basic net loss per share, or Basic EPS, and diluted net loss per share, or Diluted EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. If the Company were in a net income position, basic net income per share would be calculated by dividing the net income by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic EPS:
Numerator
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Denominator
Weighted average number of shares	8,878,430	302,584	7,452,709	285,668
Number of shares used for Basic EPS computation	8,878,430	302,584	7,452,709	285,668
Basic EPS	$(0.73)	$(13.32)	$(2.60)	$(17.96)
Diluted EPS:
Numerator
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Net loss	$(6,511)	$(4,030)	$(19,358)	$(5,130)
Denominator
Weighted average number of shares	8,878,430	302,584	7,452,709	285,668
Number of shares used for Diluted EPS computation	8,878,430	302,584	7,452,709	285,668
Diluted EPS	$(0.73)	$(13.32)	$(2.60)	$(17.96)

As described in Note 1, “Organization and Share Exchange,” the share and per share information as of and for the period ended September 30, 2016 has been retroactively adjusted to reflect the exchange of shares in the Transaction based on an exchange ratio of 0.06999 and does not include the historical results of Biodel.

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2017 and 2016 because including them would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preference shares (on an as-converted basis)	—	2,754,386	—	2,754,386
Warrants to purchase ordinary A shares (on an as-converted basis)	—	99,131	—	53,933
Options to purchase common stock	748,390	207,822	748,390	98,406

5.  Income taxes

The Company did not record a tax provision or benefit for either the three or nine months ended September 30, 2017 or September 30, 2016.  The Company has continued to maintain a full valuation allowance against its net deferred tax assets.  The Company has had an overall net operating loss position since its inception.  The Company had approximately $53.3 million in valuation allowances recorded against its deferred tax assets as of both September 30, 2017 and December 31, 2016.

6.  Stock-based Compensation

On November 3, 2016, the Albireo Pharma, Inc. 2016 Equity Incentive Plan (the 2016 Equity Plan) was approved by the Company’s stockholders.  The 2016 Equity Plan replaced Biodel’s 2010 Stock Incentive Plan, as amended (the 2010 Plan), in connection with completion of the Transaction.  The 2016 Equity Plan authorized the issuance of up to 635,000 shares, plus up to 249,059 shares issued if awards outstanding under the 2010 Plan were cancelled, forfeited or expired on or after the Transaction.  All stock options outstanding under the 2010 Plan remain in full force and effect pursuant to their terms and the terms of the 2010 Plan.  The 2016 Equity Plan is structured to comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and related regulations.

On September 13, 2017, the Parent’s Board of Directors adopted the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan (the 2017 Inducement Plan) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.  Pursuant to the 2017 Inducement Plan, Parent may grant stock options, stock awards and other stock-based awards for up to a total of 150,000 shares of common stock to new employees of the Company.  As of September 30, 2017, no stock options, stock awards or other stock-based awards have been made under the 2017 Inducement Plan.

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

The Company recognized stock-based compensation expense for employees of $810,000 and $139,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,861,000 and $194,000 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the outstanding stock options as of September 30, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2016	694,869	$26.71	7.35	$6,435
Granted	411,650	$21.01	—	$—
Expirations	(48,888)	$174.83	—	$—
Exercises	(30,310)	$7.40	—	$—
Outstanding—September 30, 2017	1,027,321	$17.81	8.71	$7,923
Exercisable—September 30, 2017	331,832	$19.43	7.57	$6,413
Vested or expected to vest at—September 30, 2017	1,007,899	$18.13	7.02	$7,535

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for its product candidate A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of September 30, 2017.

As of September 30, 2017, the total unrecognized compensation expense related to unvested options was $9.2 million, which the Company expects to recognize over a weighted average vesting period of 3.0 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of stock option awards granted during the three and nine months ended September 30, 2017 was estimated with the following assumptions:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Price per share of common stock	$20.44-$24.48	$17.05-$24.48
Expected term (in years)	5.2-6.9	5.2-6.9
Risk-free interest rate	1.9-2.2%	1.9-2.2%
Expected volatility	76.2-77.0	69.5-78.4
Dividend rate	0%	0%

7.  Long-term debt

	September 30, 2017	December 31, 2016
	(in thousands)
Long-term debt, including current portion:
Loan Facility	$1,470	$3,075
Total debt	1,470	3,075
Less: current portion	(1,470)	(3,075)
Long-term debt	$—	$—

Loan Facility

The Company (in particular, Albireo Limited) executed a loan agreement (Loan Facility) with Kreos Capital IV (UK) Limited (Kreos UK) in December 2014, at which time the Company borrowed €6.0 million ($7.3 million). The Loan Facility has a term of 36 months with principal and interest payable monthly, with an annual interest rate of 11.5%.  In addition, the Company is required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos UK.  The principal amount outstanding as of September 30, 2017 was $906,000 (€767,000).  The outstanding amount is due and payable in average monthly installments of €256,000 ($302,000, based on the Euro to USD exchange rate as of September 30, 2017) and an end of loan payment of €670,000 ($792,000, based on the Euro to USD exchange rate as of September 30, 2017) due and payable on December 1, 2017.

The Company is accreting the debt discount of $30,000 remaining as of September 30, 2017 over the remaining three months of the loan term. Interest expense included $83,000 and $235,000 of discount accretion for the three months ended September 30, 2017 and 2016, respectively, and $387,000 and $707,000 of discount accretion for the nine months ended September 30, 2017 and 2016, respectively.

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

In addition, Parent, Elobix AB and Albireo AB have agreed to pledge the following:

•	Parent shares in Albireo Limited
•	Albireo AB shares in Elobix AB
•	Albireo AB bank accounts
•	Albireo AB A4250 patents

•	Elobix AB elobixibat patents
•	Elobix AB bank accounts

Although the bank accounts of Albireo AB and Elobix AB were pledged, Albireo AB and Elobix AB are not restricted from using the cash for working capital requirements.

The Company also pledged its present and future rights to fees, royalties and other payments due and payable any time under its license agreement with EA Pharma to Kreos UK in support of the Loan Facility.

On February 4, 2016, the Company (in particular, Albireo Limited) entered a Deed of Variation related to the Loan Facility. Under the terms of the Deed of Variation, the timing of principal payments was changed such that €512,000 ($605,000, based on the Euro to USD exchange rate as of September 30, 2017) of the payments was deferred to become payable at the end of the loan term.  The total principal due under the Loan Facility remained unchanged. In addition, there were no changes to the maturity date or the stated interest rate.  The Company accounted for the amendment to the Loan Facility prospectively in accordance with ASC 470-50, Modifications and Extinguishments, as there were no concessions granted to the Company by the lender and the difference in cash flows between the original and amended loans did not change by more than 10% per lender. As a result of the modification, the transaction costs incurred in connection with the amendment were expensed when incurred and the effective interest rate calculation was updated, resulting in an effective interest rate of 39.3%.

8.  Derivatives

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the Condensed Consolidated Balance Sheet as of September 30, 2017 and the effects of changes in fair value related to those derivative instruments on the Condensed Consolidated Statements of Operations (in thousands):

Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Warrants liability	Current liabilities	—	844

Effect of Derivative Instruments Not	Location of Gains	Nine Months Ended September 30,
Designated as Hedging Instruments	(Losses) Recognized	2017	2016
Derivative liabilities	Non-operating income (expense), net	$—	$153
Warrants liability	Non-operating income (expense), net	251	(689)

Effect of Derivative Instruments Not	Location of Gains	Three Months Ended September 30,
Designated as Hedging Instruments	(Losses) Recognized	2017	2016
Derivative liabilities	Non-operating income (expense), net	$—	$298
Warrants liability	Non-operating income (expense), net	—	(1,454)

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

9.  Financings

May 2017 Underwritten Public Offering

On May 30, 2017, Parent completed an underwritten public offering of 2,530,000 shares of its common stock, which included the full exercise of the underwriter's option to purchase 330,000 shares to cover overallotments, at a price to the public of $20.50 per share. Parent received net proceeds from this offering of $48.5 million, after deducting underwriting discounts, commissions and offering expenses.

10.  Subsequent Events

On October 13, 2017, Parent entered into a sales agreement with Cowen and Company, LLC (Cowen) with respect to an at-the-market offering program under which Parent may offer and sell, from time to time at its sole discretion, up to $50 million in shares of its common stock through Cowen as its sales agent.  The issuance and sale of shares under the sales agreement, if any, is subject to the effectiveness of Parent’s registration statement on Form S-3 that was filed with the Securities and Exchange Commission on October 13, 2017.  Parent is not obligated to make any sales of common stock under the agreement.

On October 26, 2017, Parent entered into an asset purchase agreement pursuant to which it sold legacy intellectual property of its predecessor, Biodel, for $4.5 million.

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

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. On November 3, 2016, we completed a share exchange transaction, or the Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Transaction, we changed our name to “Albireo Pharma, Inc.,” the business of Albireo Limited became our business and we became a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and gastrointestinal disorders where improper flow or absorption of bile causes serious medical conditions for which there is high unmet need.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We have completed a Phase 2 clinical trial in children with chronic cholestasis and we plan to initiate a Phase 3 clinical trial in patients with PFIC by the spring of 2018. In addition to PFIC, we plan to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders. Our clinical-stage product candidates in addition to A4250 include elobixibat, for which our licensee has submitted a new drug application for approval in Japan to treat chronic constipation, and A3384, which is in development to treat bile acid malabsorption.  We also have a preclinical program in nonalcoholic steatohepatitis, or NASH.

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

Since inception, we have incurred significant operating losses. As of September 30, 2017, we had an accumulated deficit of $45.3 million.  We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2017, we had $57.1 million in cash and cash equivalents.

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

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

Revenue

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Revenue	$—	$28	$(28)

There was no revenue for the three months ended September 30, 2017 compared with $28,000 for the three months ended September 30, 2016, a decrease of $28,000.

Research and development expenses

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Research and development expenses	$3,226	$2,062	$1,164

Research and development expenses were $3.2 million for the three months ended September 30, 2017 compared with $2.1 million for the three months ended September 30, 2016, an increase of $1.2 million.  The higher research and development expenses for the 2017 period were principally due to increases of $1.0 million in costs associated with development of A4250, including costs incurred for manufacturing and clinical development activities in preparation for a planned Phase 3 clinical trial in patients with PFIC, and $97,000 in costs related to nonclinical development activities associated with A3384.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Direct third-party project costs:
A4250	$1,988	$950	$1,038
Elobixibat	23	43	(20)
A3384	93	(4)	97
Preclinical	95	73	22
Total	$2,199	$1,062	$1,137
Other project costs(1):
Personnel costs	$387	$749	$(362)
Other costs(2)	640	251	389
Total	$1,027	$1,000	$27
Total research and development costs	$3,226	$2,062	$1,164

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, patent, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
General and administrative expenses	$3,709	$1,346	$2,363

General and administrative expenses were $3.7 million for the three months ended September 30, 2017 compared with $1.3 million for the three months ended September 30, 2016, an increase of $2.4 million.  The higher general and administrative expenses for the 2017 period were principally due to increases of $589,000 in stock-based compensation expense, $465,000 in patent, facility-related and other costs, $436,000 in costs associated with being a public company, $430,000 in costs for accounting, legal and consulting services, and $412,000 in salary and benefits resulting from new hires made in the second half of 2016.  We expect that we will incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public company in future periods.

Other (income) expense, net

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Other (income) expense, net	$(401)	$58	$(459)

Other (income) expense, net totaled $401,000 of income for the three months ended September 30, 2017 compared with $58,000 of expense for the three months ended September 30, 2016, a difference of $459,000.  The difference resulted from differences in currency exchange rates in the two periods.

Interest income (expense), net

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Interest income (expense), net	$23	$(508)	$531

Interest income (expense), net totaled $23,000 of income for the three months ended September 30, 2017 compared with $508,000 of expense for 2016, a difference of $531,000.  The difference was principally attributable to an increase in interest income due to higher balances following the receipt of $48.5 million in net proceeds from an equity offering completed in May 2017, the conversion of convertible loan notes issued in 2014 and 2015 into equity in connection with the completion of the Transaction in November 2016 and a reduction in the amount of interest paid under our loan facility in accordance with its terms.

Non-operating income (expense), net

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Non-operating income (expense), net	$—	$(84)	$84

There was no non-operating income (expense), net for the three months ended September 30, 2017 compared with net non-operating expense of $84,000 for the three months ended September 30, 2016, a difference of $84,000.  The absence of net non-operating expense for the 2017 period reflects the exercise of warrants by our lender in May 2017.

Nine Months Ended September 30, 2017 and September 30, 2016

Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Revenue	$2	$8,125	$(8,123)

Revenue was $2,000 for the nine months ended September 30, 2017 compared with $8.1 million for the nine months ended September 30, 2016, a decrease of $8.1 million.  The decrease for the 2017 period was primarily attributable to a nonrefundable one-

time payment of $8.0 million received from EA Pharma Co., Ltd., or EA Pharma, in April 2016 in connection with a renegotiated payment stream under our license agreement with EA Pharma.

Research and development expenses

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Research and development expenses	$9,000	$6,372	$2,628

Research and development expenses were $9.0 million for the nine months ended September 30, 2017 compared with $6.4 million for the nine months ended September 30, 2016, an increase of $2.6 million.  The higher research and development expenses for the 2017 period were principally due to increases of $2.4 million in costs related to A4250, including costs incurred for manufacturing and clinical development activities in preparation for a planned Phase 3 clinical trial in patients with PFIC, for a Phase 2 clinical trial in children with cholestatic liver disease completed in the first half of 2017, for a clinical trial to assess absorption, distribution, metabolism and excretion and for nonclinical carcinogenicity studies, and $201,000 in costs related to nonclinical development activities associated with A3384.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Direct third-party project costs:
A4250	$5,473	$3,020	$2,453
Elobixibat	19	124	(105)
A3384	201	—	201
Preclinical	179	217	(38)
Total	$5,872	$3,361	$2,511
Other project costs(1):
Personnel costs	$1,331	$1,747	$(416)
Other costs(2)	1,797	1,264	533
Total	$3,128	$3,011	$117
Total research and development costs	$9,000	$6,372	$2,628

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, patent, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
General and administrative expenses	$10,634	$5,680	$4,954

General and administrative expenses were $10.6 million for the nine months ended September 30, 2017 compared with $5.7 million for the nine months ended September 30, 2016, an increase of $5.0 million.  The higher general and administrative expenses for the 2017 period were principally attributable to increases of $2.5 million in stock-based compensation expense, which included $788,000 attributable to the correction of an understatement of stock-based compensation expense for the year ended December 31, 2016 due to the use of incorrect service periods in determining the expense, $1.5 million in costs associated with being a public company, $1.4 million in salary and benefits resulting from new hires made in the second half of 2016, $765,000 in patent, facility-related and other costs, and $104,000 in costs for consulting services, partially offset by a decrease of $1.6 million in legal and accounting costs resulting from the completion of the Transaction in November 2016.

Other (income) expense, net

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Other (income) expense, net	$(392)	$193	$(585)

Other (income) expense, net totaled $392,000 of income for the nine months ended September 30, 2017 compared with $193,000 of expense for the nine months ended September 30, 2016, a difference of $585,000.  The difference resulted from changes in currency exchange rates between the two periods.

Interest income (expense), net

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Interest income (expense), net	$(378)	$(1,546)	$1,168

Interest income (expense), net totaled $378,000 of expense for the nine months ended September 30, 2017 compared with $1.5 million of expense for the nine months ended September 30, 2016, a decrease of $1.2 million.  The lower net interest expense was attributable to the conversion of convertible loan notes issued in 2014 and 2015 into equity in connection with the completion of the Transaction in November 2016, a reduction in the amount of interest paid under our loan facility in accordance with its terms and an increase in interest income due to higher balances following the receipt of $48.5 million in net proceeds from an equity offering completed in May 2017.

Non-operating income (expense), net

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Non-operating income (expense), net	$260	$536	$(276)

Non-operating income (expense), net was $260,000 of income for the nine months ended September 30, 2017 compared with $536,000 of income for the nine months ended September 30, 2016, a decrease of $276,000.  The lower net non-operating income reflected a change in the mark-to-market adjustments on warrants between the periods and the exercise of warrants by our lender in May 2017.

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

In May 2017, we completed an underwritten public offering of 2,530,000 shares of our common stock at a price to the public of $20.50 per share.  Our net proceeds from the offering, after underwriting discounts, commissions and offering expenses, were $48.5 million.

In November 2016, we completed the Transaction and, immediately prior to the Transaction, an associated equity financing of $10.0 million.  In the Transaction, we acquired cash of approximately $20 million, net of Biodel’s commitments, that Biodel had on hand on the closing date.

In December 2014, we (Albireo Limited) entered into a loan facility agreement with Kreos Capital IV (UK) Limited, or Kreos UK, enabling us to borrow up to €6.0 million ($7.3 million). The loan facility has a term of 36 months, with principal and interest payable monthly after an initial six-month interest-only period, at an annual rate of 11.5%. In addition, we are required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos UK. On the date of the agreement, we borrowed the full €6.0 million ($7.3 million). In February 2016, we amended the loan facility to reduce principal repayments for a period of six months. As of September 30, 2017, the outstanding balance due on the loan facility, including interest and the end-of-loan payment, was €1.2 million ($1.4 million based on the Euro to USD exchange rate as of September 30, 2017).

In April 2012, we (Albireo AB) entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015 and April 2016.  As of September 30, 2017, we have received approximately $34.7 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive additional payments of up to €13.3 million under the amended agreement ($15.7 million based on the Euro to USD exchange rate as of September 30, 2017) if specified regulatory events are achieved for elobixibat and up to ¥3.5 billion ($31.2 million based on the Japanese Yen to USD exchange rate as of September 30, 2017) if specified sales milestones are achieved for elobixibat. We are also eligible for stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

As of September 30, 2017, our cash and cash equivalents were $57.1 million.

In October 2017, following the end of the third quarter ended September 30, 2017, we entered into an asset purchase agreement pursuant to which we sold legacy intellectual property of our predecessor, Biodel, for $4.5 million.

Cash Flows

Nine Months Ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,621)	(2,324)
Investing activities	(187)	(3)
Financing activities	46,567	(1,348)
Total	$26,759	$(3,675)
Effect of exchange rate changes on cash and cash equivalents	383	270
Net increase in cash and cash equivalents	27,142	(3,405)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $19.6 million compared to net cash used in operating activities of $2.3 million for the corresponding 2016 period, an increase of $17.3 million.  The higher net cash used in operating activities for the 2017 period principally resulted from an increase in the 2017 period of $14.2 million in net loss due to a higher level of clinical trial activity and higher personnel expenses and a one-time payment from EA Pharma of $8.0 million received in April 2016 in connection with a renegotiated payment stream, partially offset by a decrease of $4.9 million in the 2017 period in accrued expenses due mainly to severance paid to former Biodel personnel.

Investing activities

Net cash used in investing activities was $187,000 for the nine months ended September 30, 2017 compared to $3,000 for the corresponding 2016 period, an increase of $184,000.  The increase was due to greater property and equipment purchases in connection with our move to different offices in Boston.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $46.6 million compared to net cash used in financing activities of $1.3 million for the corresponding 2016 period, a difference of $47.9 million.  The difference was principally due to our receipt of $48.5 million in net proceeds from a public offering in May 2017 and the exercise of compensatory stock options, partially offset by higher principal payments under the loan facility with Kreos in the 2017 period following a February 2016 amendment to reduce principal payments for six months.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least 2019, assuming receipt of a contingent milestone payment from EA Pharma in 2018.  However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. We previously filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on January 10, 2017, pursuant to which we registered for sale $100 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units. On May 30, 2017, we closed an underwritten public offering of 2,530,000 shares of our common stock for gross proceeds of $51.9 million under a previous shelf registration statement.  Following that closing, approximately $48.1 million of securities remain available for issuance under this shelf registration statement. On October 13, 2017, we filed a new universal shelf registration statement on Form S-3 with the SEC to register for sale $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units, including $50 million of our common stock in an at-the-market offering under a sales agreement with Cowen and Company, LLC, from time to time and at prices and on terms that we may determine. The new shelf registration statement has not yet been declared effective, but, when it becomes effective, the new registration statement will remain effective for up to three years from the effective date. In addition, our previous shelf registration statement discussed above will be terminated at the time the new universal shelf registration is declared effective.  Additionally, if we need to raise additional capital to fund our operations, complete our ongoing and planned clinical trials, or potentially commercialize our product candidates, we may likewise seek to finance future cash needs through public or private equity or debt offerings or other financings. The necessary funding may not be available to us on acceptable terms or at all.

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

As previously reported in connection with our 2016 financial statements, we identified a material weakness in our internal control over financial reporting, specifically a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates in the financial statement closing process resulting from our limited in-house accounting and finance team. We have historically relied on consultants and external advisors to provide assistance with financial reporting in accordance with the requirements of U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC, and these consultants and external advisors may not have had direct knowledge of all of our business, transactions and contracts. Specifically, we determined that we did not have sufficient resources with GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that includes resolution of complex accounting issues involving significant judgment and estimates.

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

We are working to remediate the material weaknesses. In particular, we hired a full-time chief financial officer in July 2016, a controller in March 2017 and a staff accountant in Sweden in September 2017.  Also, we expect to implement a new accounting information system in the fourth quarter of this year and we will be redesigning our close process upon implementation of this new system. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

3.1.1	Restated Certificate of Incorporation of the Registrant, as amended.		S-3 (Exhibit 4.1.1)	10/13/17	333-220958

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2011.		8-K (Exhibit 4.6)	5/19/2011	001-33451

3.1.3	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 26, 2012.		8-K (Exhibit 4.8)	6/27/2012	001-33451

10.1	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 14, 2017	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer