Form 10-K
period 2017-12-31
ALBIREO PHARMA, INC.
filed 2018-03-27
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $140.0 million based on the price at which the common stock was last sold on The Nasdaq Capital Market on June 30, 2017.

The number of shares of the registrant’s common stock outstanding as of March 1, 2018, was 11,897,146.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for its

2018 Annual Meeting of Stockholders.

i

EXPLANATORY NOTE

On November 3, 2016, Albireo Pharma, Inc. (formerly Biodel Inc.), or the Company, completed its share exchange pursuant to the Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Company, Albireo Limited and the holders of shares and notes convertible into shares of Albireo Limited, or the Exchange Agreement. Pursuant to the Exchange Agreement, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares exchanged their shares of Albireo Limited for newly issued shares of the Company’s common stock. This share exchange is referred to herein as the Biodel Transaction. As a result, Albireo Limited became a wholly owned subsidiary of the Company.  Following the completion of the Biodel Transaction, the business of Albireo Limited became the business of the Company and the Company’s corporate name was changed from Biodel Inc. to Albireo Pharma, Inc. As a result of the Biodel Transaction, the Company’s board of directors decided to change the Company’s fiscal year end from September 30 to December 31. Unless otherwise noted, all references to common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the exchange of shares in the Biodel Transaction based on an exchange ratio of 0.06999 and, where applicable, a 1-for-30 reverse stock split effected by Biodel on November 3, 2016 prior to completion of the Biodel Transaction. As used herein, the words “we,” “us,” and “our” refer to Albireo Pharma, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “Biodel” refers to the Company prior to the completion of the Biodel Transaction.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including our planned Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

•	the potential benefits that may be derived from any of our product candidates;
•

the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;

•

any payment that HealthCare Royalty Partners III, L.P., or HCR, or EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;

•

our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or

•	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates and projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statement. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, as well as other sections in this report, discuss some of the factors that could contribute to these differences.

Actual results, performance or experience may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, our planned Phase 3 clinical trial of A4250 in patients with PFIC or related extension study, or any other trials that will be required to obtain marketing approval for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 to treat bile acid malabsorption, or BAM;

•

whether favorable findings from clinical trials of A4250 to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our planned Phase 3 PFIC program for A4250;

•

whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of the planned double blind Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of A4250 in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;

•	the timing for initiation or completion of, or for availability of data from, the trials comprising the planned Phase 3 PFIC program for A4250, and the outcomes of such trials;
•	whether changes made in the process of finalizing the protocol for the planned double blind Phase 3 trial of A4250 in patients with PFIC result in a delay in its initiation;
•	delays or other challenges in the recruitment of patients for the planned double blind Phase 3 trial of A4250;
•

whether A4250 will meet the criteria to receive a rare pediatric disease priority review voucher from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for A4250, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2020;

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

•	the medical benefit that may be derived from A4250, elobixibat, A3384 or any of our other product candidates;
•	the extent to which our agreements with HCR and EA Pharma for elobixibat generate nondilutive income for us;
•	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
•

the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;

•	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
•	whether findings from nonclinical studies and clinical trials of IBAT inhibitors will be predictive of future clinical success for a product candidate of ours in the treatment of NASH;
•	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
•	our ability to obtain additional financing on reasonable terms, or at all;
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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal, or GI, diseases and disorders. The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We have completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and we plan to conduct a Phase 3 clinical trial in patients with PFIC. In addition to PFIC, we plan to consider conducting future clinical development of A4250 as a treatment for one or more other pediatric cholestatic liver diseases and disorders. Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and which we are considering conducting a Phase 2 clinical trial of as a treatment for nonalcoholic steatohepatitis, or NASH, and A3384, which is a product candidate to treat bile acid malabsorption, or BAM.  We also have a preclinical program in NASH.

Bile acids are a component of bile, a key digestive liquid made in the liver, that play a critical role in dietary absorption and the regulation of metabolic processes. Specifically, bile acids are recycled from the small intestine to the liver as part of a process known as enterohepatic circulation. When the flow of bile from the liver stops or is disrupted, a condition known as cholestasis, bile acids accumulate in the liver and in the serum, which is a component of blood. Elevated bile acids in the liver and serum often lead to severe liver damage and other consequences, including pruritus, or itching. A4250 partially inhibits a protein known as ileal sodium dependent bile acid transporter, or IBAT, which is responsible for initiating the recirculation of bile acids from the small intestine to the liver. As an IBAT inhibitor, A4250 is designed to reduce bile acids in the serum and liver and to increase bile acids being excreted through the colon. Elobixibat is also an IBAT inhibitor.

A4250 — our lead product candidate for PFIC and potentially other orphan pediatric liver diseases. A4250 is a novel, minimally absorbed, orally administered IBAT inhibitor. Our initial target indication for A4250 is PFIC. We have completed an open label, dose finding Phase 2 clinical trial in children with chronic cholestasis and pruritus and we plan to initiate a Phase 3 clinical trial in patients with PFIC by the spring of 2018. The Phase 2 trial included children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia and Alagille syndrome, or ALGS. Data from the study showed a reduction in serum bile acids and improvement in pruritus in most patients, particularly patients with PFIC. In addition, A4250 exhibited a favorable overall tolerability profile in the study, with all patients completing the four-week treatment period and no reports of diarrhea associated with repeated dose therapy.

•PFIC.  We plan to conduct a Phase 3 clinical trial of A4250 in patients with PFIC, as well as an extension study to evaluate long-term outcomes. We expect to initiate the PFIC trial by the spring of 2018. We have chosen PFIC as the lead indication for A4250 because we believe there is an especially strong scientific rationale for the use of an IBAT inhibitor to prevent progressive liver disease caused by PFIC.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography.  PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence and need for liver transplant, published birth rates, and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC to be approximately 10,000 patients in major pharmaceutical markets. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

•Other Indications Under Consideration.  We intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC.  These indications may include any or all of ALGS, biliary atresia and sclerosing cholangitis.

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

Sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease.  The estimated incidence of sclerosing cholangitis is 6.3 cases per 100,000 people.  There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

Other Product Candidates — Elobixibat and A3384.

•

Elobixibat as a treatment for chronic constipation. Elobixibat is another novel, minimally absorbed, orally administered IBAT inhibitor. We have granted commercial rights to elobixibat for the treatment of chronic constipation and other GI diseases in Japan and other select markets in Asia to EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, a company formed by a business combination between Ajinomoto Pharmaceuticals and the GI business of Eisai Co., Ltd., or Eisai.  In January 2018, the Japanese Ministry of Health, Labour and Welfare, or MHLW, approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation.  EA Pharma plans to co-market elobixibat in Japan with Mochida Pharmaceutical Co., Ltd, or Mochida, and to co-promote elobixibat in Japan with Eisai.

We have commercial rights to elobixibat in the United States, Europe, China and otherwise outside of the territories licensed to EA Pharma. We do not have any current plan to seek a license or other partnering transaction with a third party for elobixibat for chronic constipation in the United States or Europe.  Whether or not we elect to seek such a transaction, we do not anticipate that we will conduct future clinical trials of elobixibat as a treatment for chronic constipation independently.

•

Elobixibat as a treatment for NASH.  Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH.  We have a method of use patent pending in various jurisdictions with respect to the use of elobixibat to treat NASH.  If our pending patent issues in the United States, we are considering conducting a clinical trial of elobixibat in NASH.  If we elect to conduct a clinical trial of elobixibat in NASH, we expect to initiate the trial in the first half of 2019.

•

A3384.  A3384, a product candidate for the treatment of BAM, is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. We have formulation-related patents pending in various jurisdictions with respect to A3384.  We are considering conducting either or both of a Phase 2 clinical trial of A3384 as a treatment for BAM, if our pending formulation-related patents for A3384 issue in the United States, or a clinical trial in healthy volunteers to assess A3384’s drug-drug interaction profile.  If we elect to conduct a clinical trial of A3384 in BAM, we expect to initiate the trial in the first half of 2019.

BAM, which is sometimes also called bile acid diarrhea, occurs when bile acids are not sufficiently reabsorbed in the small intestine or are overproduced in the liver, causing elevated levels of bile acids to instead reach the colon and leading to chronic watery diarrhea. Based on a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM, we estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. There are currently no drugs approved in the United States for the treatment of BAM.

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

On November 3, 2016, we completed a share exchange transaction, or the Biodel Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  In the Biodel Transaction, each holder of Albireo Limited shares or notes convertible into Albireo Limited shares sold their shares of Albireo Limited for newly issued shares of our common stock. As a result, Albireo Limited became a wholly owned subsidiary of Biodel, Biodel’s corporate name was changed to Albireo Pharma, Inc. and the business of Albireo Limited became our business.

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

•

Rapidly develop A4250 to regulatory approval to treat patients with PFIC. It is our objective to conduct a single Phase 3 clinical trial in patients with PFIC that together with available data from a then-ongoing long-term, open label extension study, forms the primary support for applications for marketing approval of A4250 in both the United States and European Union.

•

Maximize the benefit and commercial potential of A4250 by expanding development to additional orphan pediatric cholestatic indications. Although we have chosen PFIC as our lead indication for A4250, we also believe A4250 can benefit children suffering from other cholestatic diseases and disorders. We plan to consider conducting future clinical development of A4250 as a treatment for one or more of these other pediatric cholestatic liver diseases and disorders in addition to PFIC to help address these unmet medical needs and to maximize the commercial potential of A4250.

•

Develop the capability to commercialize A4250 to treat orphan pediatric liver diseases, if approved, through a targeted sales force in the United States and Europe and collaborate selectively to commercialize A4250 outside of these regions.  If we receive marketing approval in the United States or Europe for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to effectively commercialize A4250 in the approved indication(s) in the applicable region. We believe that the required commercial organization would be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with cholestatic liver disease. If we receive marketing approval outside of the United States and Europe for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to selectively utilize collaboration, distribution and other marketing arrangements with third parties to commercialize A4250 in the approved indication(s) in the regions outside the United States or Europe where we receive approval.

•

Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including elobixibat, A3384 or any future product candidate to treat NASH.  We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include any or all of elobixibat, A3384 and, any potential future product candidate that arises from our preclinical program in NASH.

Our Pipeline

A4250

We have completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and we plan to advance A4250 into a Phase 3 clinical trial in patients with PFIC and an extension study to evaluate long-term outcomes.  In addition to PFIC, we intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders.

A4250 is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, and therefore reduce levels of bile acids in the serum and liver, and increase excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms of PFIC and other cholestatic liver diseases, including pruritus. Moreover, at therapeutic doses, A4250 has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. A4250 has been granted orphan drug designation for PFIC in the United States and the European Union.

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

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography.  PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence, published birth rates and estimates of the effect of pediatric liver transplant on life expectancy, we estimate the prevalence of PFIC to be approximately 10,000 patients in major pharmaceutical markets.  Three alternative gene defects have been identified that correlate to three separate PFIC subtypes, known as types 1, 2 and 3.

•

PFIC, type 1, which is sometimes referred to as “Byler disease” or “FIC1 deficiency,” is caused by impaired bile secretion due to mutations in the ATP8B1 gene that result in an imbalance of molecules known as phospholipids that is associated with cholestasis and elevated bile acids in the liver. Children affected by PFIC, type 1 usually develop cholestasis in the first months of life and, in the absence of surgical treatment, progress to cirrhosis and end-stage liver disease before the end of the first decade of life. PFIC, type 1 is especially common in the Old Order Amish population in the United States, as well as the Inuit population of Greenland.

•

PFIC, type 2, which is sometimes referred to as “Byler syndrome” or “BSEP deficiency,” is caused by impaired bile salt secretion due to mutations in the ABCB11 gene that result in the buildup of bile salts in liver cells. Children with PFIC, type 2 often develop liver failure within the first few years of life and are at increased risk of developing hepatocellular carcinoma, the most common form of liver cancer.

•

PFIC, type 3, which typically presents in the first years of childhood with progressive cholestasis, is caused by mutations in the ABCB4 gene. Mutations in the ABCB4 gene lead to a lack of phospholipids available to bind to bile acids, resulting in a buildup of bile acids that damages liver cells.

The TJP2 gene, NR1H4 gene or Myo5b gene mutations have also been proposed to be causes of PFIC. In addition, some patients with PFIC do not have a mutation in any of the ATP8B1, ABCB11, ABCB4, TJP2, NR1H4 or Myo5b genes. In these cases, the cause of the condition is unknown.

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

Sclerosing cholangitis.  Sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease.  The estimated incidence of sclerosing cholangitis is 6.3 cases per 100,000 people.  There are currently no drugs approved for the treatment of sclerosing cholangitis.  First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

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

Completed Phase 2 Clinical Trial in PBC

A4250 was previously evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. We facilitated the trial, which was completed in the fourth quarter of 2016, primarily to provide additional learning on the effects of A4250 in patients with cholestatic liver disease to guide future development and to address feedback received from the FDA at a pre-investigational new drug, or IND, meeting regarding the need to generate data in adults with cholestatic liver disease prior to initiating clinical development in children in the United States. PBC is a chronic disease of the liver in which the bile ducts become inflamed and are slowly destroyed. When bile ducts are damaged, bile acids can build up in the liver, leading to irreversible cirrhosis. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function. Cirrhosis also prevents blood from the intestines from returning to the heart.

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

Completed Phase 2 Clinical Trial in Children with Chronic Cholestasis and Pruritus

Our completed Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus was an open label, dose finding trial designed to evaluate the safety and efficacy of A4250. The chronic cholestasis was caused by one of a number of different conditions, including PFIC, biliary atresia or ALGS. We conducted the trial at six enrolling sites in Denmark, France, Germany and Sweden.

The trial enrolled 20 patients between one and 17 years of age who met specified criteria for elevated serum bile acids and itching. Four of the 20 patients reenrolled to participate in a different dose group, resulting in a total of 24 datasets.  Ten of the 20 patients had PFIC.  Following screening, patients received a single oral dose of A4250 on the first day of the trial. If pharmacokinetic assessments met objective criteria for minimal systemic exposure of A4250 and, at a follow-up visit between 10 and 14 days later, there were no safety concerns, patients then received oral doses of A4250 once daily for four weeks. The term “pharmacokinetic” refers to how a drug moves within the body, including its absorption, distribution, metabolism and excretion. The trial design initially provided for six dose groups, ranging from 0.01 mg/kg to 0.3 mg/kg. An independent data safety and monitoring board, or DSMB, determined whether to initiate each successive dose group based on evaluation of safety, tolerability and pharmacokinetic data from the preceding dose group. A4250 was administered in the trial as pellets contained in a gelatin capsule that could be either swallowed whole or opened, enabling the pellets to be sprinkled on and mixed in food such as yogurt.  This pellet formulation was different from the powder formulation used in the investigator-initiated clinical trial in PBC and prior clinical trials described above.

The primary efficacy endpoint of the trial was change from baseline in total serum bile acids at the end of the four-week treatment period. Secondary efficacy endpoints included change from baseline on various patient or caretaker-reported assessments of change in itching, including VAS-itch, the partial PO-SCORAD scale and the Whitington itching score, and evaluation of liver biochemistry. The PO-SCORAD is a 10-point scale that assesses itching and sleep disturbance. The Whitington itching score assesses the severity of itching based on specified alternative descriptions of effect on the skin. For each of the efficacy endpoints, “baseline” referred to the most recent assessment of the applicable measure taken prior to the beginning of the four-week treatment period, which varied among endpoints. The primary safety endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period.

The data from the trial showed a reduction in serum bile acids in a substantial majority of patients. The mean reduction in serum bile acids among dose groups ranged from 31% +/- 23% (standard error of the mean, or SEM) to 63% +/- SEM 12%, with some patients experiencing reductions in excess of 90%.  The subpopulation of PFIC patients (n = 10, including three patients who participated in two different dose groups) in the trial had a greater mean reduction in serum bile acids than patients in the trial with other cholestatic liver diseases.  Overall, the reductions in serum bile acids exhibited high variability which is due to the wide range of doses and to the various diseases and disorders represented and variability in baseline serum bile acid levels within and across dose groups in the trial.

The data from the trial also showed improvement in pruritus across multiple assessment scales for most patients, with a significant correlation between reduction in serum bile acids and reduction in pruritus. The various liver biochemistry measures assessed in the trial showed high patient variability.  There were some increased liver transaminases, which were assessed as mild, transient and either unrelated to A4250 or with an unclear relationship. In the trial’s fifth dose group (0.2 mg/kg A4250 dosing), a patient with ALGS whose ALT and aspartate aminotransferase, or AST, had begun increasing prior to enrollment in the trial showed elevated transaminases during the trial that had not come down at the trial’s follow-up visit two weeks following completion of dosing. These elevations were not accompanied by any increase in bilirubin levels, and there are reports in the medical literature of ALGS patients having increased ALT and AST levels after undergoing PEBD surgery, which, like A4250, is designed to reduce bile acids in the liver.  After review and analysis, the independent DSMB approved continued dosing in the sixth and final cohort in the trial at an A4250 dose not to exceed 0.2 mg/kg.

There were no patient dropouts in the trial, and A4250 exhibited a favorable overall tolerability profile. In particular, all patients completed the trial and there was only one incidence of diarrhea, which occurred prior to the four-week treatment period and was characterized by the applicable clinical investigator as mild. There were two treatment-emergent SAEs reported in the trial, both of which were determined by the applicable clinical investigator to be not related to A4250.

Planned Phase 3 Clinical Program in Patients with PFIC

Our planned Phase 3 clinical trial of A4250 in patients with PFIC is designed to be a randomized, double blind, placebo controlled, multicenter, study designed to enroll approximately 60 patients with PFIC (type 1 or 2). Patients will be assigned to receive either 40 µg/kg/day or 120 µg/kg/day of A4250, or placebo, for 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a caregiver-reported outcome instrument that we have developed taking into account input from PFIC patients and their caregivers. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. As designed, the trial provides at least 80% power to detect a positive outcome on both the change in pruritus endpoint and the serum bile acid responder rate endpoint, with a positive outcome defined as superiority for either the 40 µg/kg/day A4250 dose group or the 120 µg/kg/day A4250 dose group compared to the placebo dose group at a significance level of p ≤ 0.025. The trial will also have several additional secondary endpoints.  Patients in the double blind trial will have the opportunity to participate in the open label extension study to assess long-term safety and durability of response.

We plan to initiate the double blind Phase 3 trial by the spring of 2018 and, in that case, expect data from the trial to be available by the end of 2019.

Elobixibat

Our product candidate elobixibat is licensed for the treatment of chronic constipation and other functional GI diseases in Japan and other select markets in Asia to EA Pharma.  In January 2018, the MHLW approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation in Japan.  EA Pharma plans to co-market elobixibat in Japan with another company, Mochida, and to co-promote elobixibat with Eisai in Japan under the trade name GOOFICE®.

We have commercial rights to elobixibat in the United States, Europe and all other territories not licensed to EA Pharma. We do not have any current plan to seek a license or other partnering transaction with a third party for elobixibat for chronic constipation in the United States and Europe.  Whether or not we elect to seek such a transaction, we do not anticipate that we will conduct future clinical trials of elobixibat as a treatment for chronic constipation independently.

Elobixibat is, like A4250, an IBAT inhibitor. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation or elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or A4250 (see “— Preclinical Program in NASH,” below), we believe elobixibat has potential benefit in the treatment of NASH.  We have a method of use patent pending in various jurisdictions with respect to the use of elobixibat to treat NASH.  If our pending patent issues in the United States, we may conduct a Phase 2 clinical trial of elobixibat in NASH.

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

The current standard of care for constipation is over-the-counter, or OTC, laxatives, which may improve symptoms of constipation but often exacerbate pain and bloating. Marketed products in Japan that may be prescribed for chronic constipation include Amitiza (lubiprostone) and Linzess (linaclotide), although linaclotide is approved in Japan for the treatment of IBS-C.

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

Completed Phase 2b Clinical Trial in the United States

We completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for chronic idiopathic constipation, or CIC, in 2010. We conducted the trial at 45 sites in the United States. Enrollment criteria included a diagnosis of CIC and meeting specified thresholds for numbers of complete spontaneous bowel movements, or CSBMs, per week during the two weeks prior to randomization. A spontaneous bowel movement, or SBM, was defined in the trial as a bowel movement occurring without a laxative, enema or suppository usage in the past 24 hours. A CSBM was defined in the trial as an SBM accompanied by a self-report of complete evacuation.

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

Completed Phase 3 Clinical Trial and Long-Term Safety Trial Conducted by EA Pharma in Japan

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

EA Pharma also completed a clinical trial designed to evaluate the long-term safety of elobixibat in Japanese patients with chronic constipation over 52 weeks.  The long-term safety trial was a multicenter, open label trial in which patients with chronic constipation received once daily dosing of elobixibat.  In the trial, elobixibat showed a safety and tolerability profile consistent overall with prior clinical trials of elobixibat in Japan.

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

A3384

A3384, a product candidate for the treatment of BAM, is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. BAM, which is sometimes also called bile acid diarrhea, occurs when bile acids are not sufficiently reabsorbed in the small intestine or are overproduced in the liver, causing elevated levels of bile acids to instead reach the colon and leading to chronic watery diarrhea.

There are no drugs currently approved in the United States for the treatment of BAM. Cholestyramine, which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions, is commonly prescribed off label to treat BAM. However, cholestyramine is typically taken as a powder that does not dissolve in water and has been described as “drinking sand.” Because of poor tolerability and because of its negative effect on absorption of other medications and important fat soluble vitamins, the benefit of cholestyramine in the treatment of BAM has been limited. We believe that a formulation that has a more favorable tolerability profile than conventional cholestyramine can benefit patients with BAM.

We have completed a Phase 2 clinical trial of a prior formulation of A3384 in BAM.  A subsequent pharmaceutical development program yielded two alternative optimized formulations of A3384 capable of selectively delivering a greater amount of cholestyramine to the colon.  Each of these formulations constitutes a coating surrounding pellets of cholestyramine that travel through the body intact until the coating is dissolved in the colon to permit bile acids to bind to the cholestyramine.

We have formulation-related patents pending in various jurisdictions with respect to A3384.  We are considering conducting either or both of a Phase 2 clinical trial of A3384 as a treatment for BAM, if our pending formulation-related patents for A3384 issue in the United States, or a clinical trial in healthy volunteers to assess A3384’s drug-drug interaction profile.  If we elect to conduct a clinical trial of A3384 in BAM, we expect to initiate the trial in the first half of 2019.

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

We estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. The approach to treating BAM currently depends on binding excess bile acids to reduce their secretory actions, using a bile acid sequestrant such as cholestyramine or a variant such as colestipol or colesevelam. However, many patients cannot tolerate these medications because of the texture or taste, because they worsen the diarrhea, cause intolerable nausea, heartburn, wind or bloating or because they negatively impact the absorption of important fat soluble vitamins or other medications. A third-party analysis of patients given a bile acid sequestrant to lower cholesterol showed that over half discontinued treatment within one year, and similar discontinuation was seen in a separate published study that followed treated patients with BAM.

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

Patients in the trial continued their current treatment with conventional cholestyramine or another conventional bile acid resin for one week (referred to as baseline period 1), following which the bile acid resin was withdrawn for two weeks (referred to as baseline period 2). At that point, patients were randomized to receive twice daily oral doses of 250 mg of A3384, 1000 mg of A3384 or placebo for two weeks. The primary efficacy endpoint of the trial was change in mean daily number of bowel movements from baseline period 2 to the second treatment week for patients who received A3384 compared with patients who received a placebo.

In the trial, patients who received either dose of A3384 showed a numerically greater mean reduction in the number of mean daily bowel movements compared with placebo, but the result did not reach statistical significance. A secondary endpoint comparing severity of diarrhea from baseline period 2 to the second treatment week favored each dose of A3384 evaluated compared with placebo and reached statistical significance in the combined A3384 dose dataset (p < 0.05) and, using one of two different statistical methods employed, the 250 mg A3384 dataset (p < 0.05). There were some numerical advantages in favor of one or both A3384 dose groups or in the combined A3384 dose dataset on other secondary endpoints, including assessments of abdominal discomfort, bloating and global symptom relief, but none approached statistical significance.

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

Some of the principal characteristics of NASH include high LDL cholesterol levels, resistance to insulin in the body, chronic inflammation in the liver and progressive scarring of tissue, known as fibrosis. We have generated favorable clinical or preclinical data on each of these measures with our IBAT inhibitors, either A4250 or elobixibat, supporting the potential of bile acid modulators generally, and IBAT inhibitors specifically, to become a new treatment option for NASH.

In particular, the reduction in the reuptake of bile acids triggered by IBAT inhibition signals to the liver to make more bile acids to ensure the presence of a sufficient supply. The liver makes these bile acids from cholesterol, which has the effect of reducing levels of LDL cholesterol in the plasma. Also, increased bile acids in the colon resulting from IBAT inhibition stimulates the secretion of GLP-1 (glucagon-like peptide-1), which regulates insulin release from the pancreas and has been shown to decrease insulin resistance. Data from our clinical trials of elobixibat in patients with CIC or abnormal lipid levels demonstrated both of these effects. In addition, as discussed above under “A4250 — Development of A4250 — Preclinical and Phase 1 Clinical Development,” in a preclinical mouse model of cholestatic liver injury, A4250 significantly inhibited the expression of different proteins known to be associated with inflammation and fibrosis. Moreover, in preclinical studies conducted by us or third parties, compounds that inhibit the IBAT have been reported to reduce liver concentrations of certain bile acids and cholesterol believed to play a role in the progression of NASH.

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

License and Royalty Monetization Agreements

Agreement with EA Pharma

Albireo AB, a wholly owned indirect subsidiary of ours, entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.) for the development and commercialization of elobixibat in specified countries in Asia in April 2012. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015, April 2016 and December 2017. For the remainder of this discussion of the agreement, “we” and the like refer to either or both of Albireo AB or Elobix AB, as the context requires.

Pursuant to the agreement, we granted EA Pharma an exclusive license under patents and other technology owned or licensed by us to develop and commercialize elobixibat in Japan, Indonesia, Korea, Myanmar, Taiwan, Thailand and Vietnam for all prophylactic or therapeutic uses of a pharmaceutical product for specified GI diseases and disorders, symptoms of constipation of all causes, or postoperative ileus or for use in colonoscopy cleansing procedures. The agreement also provides that the scope of the license may be expanded to include specified liver diseases, if we or an affiliate or licensee takes specified development actions outside of EA Pharma’s licensed territory with elobixibat in that specified liver disease, or files an application for regulatory approval of elobixibat outside of EA Pharma’s licensed territory for that specified liver disease, or otherwise approves that EA Pharma conduct a clinical trial in that specified liver disease.

Payment Terms. As of March 1, 2018, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional amounts of up to €4.3 million if a specified regulatory event is achieved for elobixibat.  In addition, subject to the terms of the royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, described below, we may become eligible under the license agreement to receive up to 3.5 billion Japanese Yen if specified sales milestones are achieved for elobixibat and stepped royalties beginning in the high single digits on any future net sales of elobixibat.

EA Pharma’s obligation under the license agreement to pay royalties for elobixibat expires on a country-by-country basis on the later of expiration of the patent rights in a country that have a specified scope and that we either licensed to EA Pharma or, subject to a specified term limit, are developed by EA Pharma, alone or together with us, in the course of its activities under the agreement or expiration of regulatory exclusivity for elobixibat in that country. The Japanese patent rights with respect to elobixibat that we licensed to EA Pharma expire between 2021 and 2024, subject to patent term extension that may be available in Japan. In addition, we have two pending patent applications on specific crystal polymorphs of elobixibat that, if issued in Japan, will expire in 2034 and 2035, respectively. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if elobixibat is subject to generic competition that exceeds a specified level, if the bulk price for unformulated elobixibat purchased from us for use in Japan exceeds a specified threshold or if EA Pharma licenses patent rights from any third party under circumstances where it is legally required to do so to commercialize elobixibat in its licensed field in a particular country in its licensed territory.

Development and Commercialization. EA Pharma is responsible for funding and using commercially reasonable efforts to execute the development and commercialization of elobixibat in its licensed field and licensed territory pursuant to agreed territory development and commercialization plans that are updated from time to time. In Japan, EA Pharma plans to co-market elobixibat with Mochida pursuant to a sublicense agreement and to co-promote elobixibat with Eisai. A joint development committee and a joint commercialization committee, each comprising representatives of each company, oversees activities under the agreement.

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

Royalty Monetization Agreement with HCR

In December 2017, we entered into an RIAA with HCR.  Pursuant to the RIAA, HCR agreed to pay to us (specifically, Elobix AB) $45 million, net of certain transaction expenses, if elobixibat was approved by the Japanese MHLW and an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. The MHLW approved elobixibat for the treatment of chronic constipation in January 2018 and we have received the initial payment from HCR.  Under the RIAA, we sold in return our right to receive all royalties and sales milestones for elobixibat in Japan that may become payable by EA Pharma pursuant to our license agreement with EA Pharma, up to a specified maximum amount, or the Cap Amount, equal to 175% of the amount paid by HCR to us under the RIAA plus certain patent-related expenses (if such patent-related expenses become payable by HCR).  The RIAA provides that, if the Cap Amount is reached, we will again become eligible to receive royalties and sales milestones for elobixibat from EA Pharma under the terms of the license agreement.  We also have the right, but not the obligation, to pay to HCR at any time an amount that, when added to all royalties and sales milestones for elobixibat theretofore received by HCR under the RIAA, equals the Cap Amount, in which case we will again become eligible to receive royalties and sales milestones for elobixibat under the terms of the license agreement.

The RIAA requires us to take certain actions with respect to the elobixibat royalties and sales milestones and with respect to our license agreement with EA Pharma and contains certain representations and warranties, covenants, indemnification obligations and other provisions that are customary for a royalty monetization transaction. In addition, for protective purposes only, we (specifically, Albireo Pharma, Inc., Albireo AB and Elobix AB) have agreed to grant HCR a precautionary security interest in specified assets related to elobixibat, but only in the event that, notwithstanding the parties’ intentions, the transfer contemplated by the RIAA is held by a court of competent jurisdiction not to be a true sale.

Terminated License Agreement with Ferring International Center S.A.

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

As of March 1, 2018, our patent estate included nine issued patents and 12 pending patent applications in the United States and approximately 300 counterpart patents and patent applications in other jurisdictions, including seven European regional issued patents and three Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

A4250	Composition of matter of A4250	September 2022

	Method of using certain IBAT inhibitor(s) to treat certain liver diseases	November 2031

	Method of using certain IBAT inhibitor(s) in combination with a bile acid binder to treat certain liver diseases	November 2031 (EP) (pending in US)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP, JP); August 2022 (US)

	Method of using an IBAT inhibitor to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome with Constipation	April 2024

	Crystal modifications of elobixibat	April 2034 (US, EP; pending JP)

	Crystal modifications of elobixibat	October 2035 (pending US, EP, JP)

	Method of using certain IBAT inhibitor(s) to treat NASH	November 2031 (pending)

A3384	Pharmaceutical formulations comprising cholestyramine	February 2037 (PCT, US pending), August 2038 (priority pending)

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

A4250 and elobixibat are organic compounds of low molecular weight, and are referred to as “small molecules.” A3384 is a specialized formulation of cholestyramine, which is a polymer. A polymer is a chemical compound made up of small molecules arranged in a repeating structure to form a larger molecule. We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We are aware of other companies that are developing product candidates that, like A4250 and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat and formerly known as LUM001, is currently being studied in an open label Phase 2 clinical trial in PFIC, and we believe that Shire plans to initiate a Phase 3 clinical trial of SHP625 as a treatment for PFIC in or about March 2018.  In June 2016, Shire announced that the FDA has granted breakthrough therapy designation for SHP625 for PFIC, type 2. We also believe that SHP625 is in Phase 2 development as a treatment for ALGS, that Shire’s SHP626 is in Phase 2 development as a treatment for NASH and that GlaxoSmithKline’s GSK2330672, which GlaxoSmithKline has announced an intent to divest, is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC.

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

As noted above, we believe that Shire plans to conduct Phase 3 clinical development of SHP625 as a treatment for PFIC. In addition, we believe Intercept’s obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, may be in Phase 2 development as a treatment for biliary atresia.

NASH.  There are currently no drugs approved for the treatment of NASH.  There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis.  Product candidates believed to be in Phase 3 clinical development in NASH include Intercept’s obeticholic acid, Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc).  There are many other product candidates believed to be in Phase 2 clinical development in NASH, including Shire’s IBAT inhibitor SHP626 as noted above.

Chronic Constipation. Linaclotide, marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella in Europe, is approved in the United States for the treatment of CIC and IBS-C and in Europe for the treatment of IBS-C.  Linaclotide is also approved for the treatment of IBS-C in Japan, where it is marketed by Astellas. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceutical Company Limited, is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type-2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire as Resolor, is a motility agent approved in the European Union for the treatment of CIC, but it is not approved in the United States. Resolor is associated with a high rate of headaches. In addition, Resolor belongs to a class of drugs known as 5-HT receptor drugs that has been linked to cardiovascular safety issues.

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

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide, marketed as Trulance, that is approved in the United States to treat CIC and IBS-C. Plecanatide is, like linaclotide, a guanylate cyclase-C agonist. Ardelyx, Inc. has a product candidate, tenapanor, for which it has completed Phase 3 clinical development in IBS-C. Tenapanor inhibits the sodium transporter NHE3 and reduces sodium uptake from the gut to increase the secretion of water in the intestines.

BAM. There are currently no approved drugs in the United States for the treatment of BAM. The most commonly used off-label treatment has been a bile acid sequestrant/resin, such as conventional cholestyramine (which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions) or colestipol, to keep bile acids from stimulating secretion in the colon. However, the benefits of conventional cholestyramine and colestipol are limited because many patients cannot tolerate these medications because of the texture and taste or because they worsen the diarrhea or cause intolerable nausea, heartburn, wind or bloating. Another bile acid sequestrant sometimes used off label to treat to BAM is colesevelam, a cholesterol-lowering medicine marketed by Daiichi Sankyo Inc. as Welchol in the United States and by Genzyme Europe B.V. as Cholestagel in the European Union. Colesevelam is marketed in a tablet form that has fewer tolerability issues than other bile acid sequestrants, but its utility may be limited because it prevents absorption of other medications and important fat soluble vitamins. In addition, obeticholic acid has previously been studied by Intercept in a Phase 2 clinical trial as a treatment for BAM.

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

In addition, an IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other clinical trials or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol or GCP or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is required exceeds $2.4 million for

FY2018,  and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $304,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

The FDA often refers an application for a new drug to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making final approval decisions about a particular NDA.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that generally provides a meaningful therapeutic advantage to patients over existing treatments and based upon a demonstration that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Depending on the outcome of our planned double blind, Phase 3 clinical trial of A4250 in patients with PFIC, we may elect to pursue accelerated approval of A4250.

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

Rare Pediatric Disease Priority Review Voucher

We plan to submit to the FDA a request for rare pediatric disease designation of A4250 for the treatment of PFIC. In order to obtain a rare pediatric disease designation for A4250, we must demonstrate to FDA’s satisfaction that this indication is for the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the United States and that is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. Under the FDCA, a sponsor who receives approval of an NDA for a product that is for the prevention or treatment of a rare pediatric disease and meets certain additional criteria, may qualify for a rare pediatric disease priority review voucher, or PRV. A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor and may be further transferred any number of times before it is used. Pursuant to the 21st Century Cures Act, FDA’s authority to award rare pediatric disease PRVs has been extended until 2020 and until 2022 for products that receive rare pediatric disease designation by 2020.

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

Post-Approval Requirements

Drugs manufactured, marketed or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and related establishments, as well as new application fees for supplemental applications.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and others involved in the manufacturing process. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant penalties.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug . . .”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of nonpatent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years after the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Specifically, the applicant for a follow-on drug product must certify with respect to each patent that:

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

Regulation Outside the United States

In order to market any product candidate outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product candidate, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of a product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

In April 2014, the European Commission passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was enacted as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.

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

PRIME Designation

The European Medicines Agency, or EMA, grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients.  As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner.  The EMA has granted access to the PRIME program at the “proof of concept” stage for A4250 to treat PFIC.

Marketing Authorization

Authorization to market a product in the member states of the European Union proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure.

Centralized Authorization Procedure

The centralized procedure enables applicants to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Certain medicinal products, including products developed by means of biotechnological processes, must undergo the centralized authorization procedure for marketing authorization, which, if granted by the European Commission, is automatically valid in all 28 E.U. member states. The EMA and the European Commission administer this centralized authorization procedure pursuant to Regulation (EC) No 726/2004.

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

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with an expert appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

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

In 2017, the PDCO agreed to our PIP for A4250 as a treatment for PFIC.

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

Regulatory Data Protection

E.U. legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity—see also “Orphan Drug Designation and Exclusivity.” Depending upon the timing and duration of the E.U. marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of products approved by the FDA will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

Healthcare Law and Regulation

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include:

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

Employees

As of March 1, 2018, we employed 22 full-time employees, of whom six hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees, 12 were engaged in research and development and 10 were engaged in general and administrative functions. Of these employees, eight were located in Sweden and 14 were located in the United States. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $24.4 million for the year ended December 31, 2017 and, without regard to the historical operating results of our predecessor, Biodel Inc., or Biodel, approximately $16.4 million for the year ended December 31, 2016. We had an accumulated deficit of $50.4 million as of December 31, 2017. To date, we have financed our operations primarily through issuances of shares of common stock, preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants and venture debt borrowings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs, although our licensee, EA Pharma Co., Ltd. (formerly Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, has received approval in Japan of our product candidate elobixibat to treat chronic constipation. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

•

the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for initiation and completion of our planned Phase 3 clinical program for A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC;

•	our ability to raise sufficient funds to support the development and potential commercialization of our product candidates;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
•

whether and to what extent events giving rise to payments to us are achieved under our royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, or our license agreement with EA Pharma or any potential future licensee or collaborator;

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

Based on our current plans, we do not expect to generate significant revenue from product sales unless and until we or a potential future licensee or collaborator obtains marketing approval for, and commercializes, one or more of our current or potential future product candidates (other than elobixibat as a treatment for chronic constipation in Japan), which we do not expect to occur until at least 2021, if at all.  Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing, our product candidates besides elobixibat as a treatment for chronic constipation in Japan and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organization and staffing, developing and securing our technology, entering into licensing arrangements for elobixibat, raising capital and undertaking preclinical studies and clinical trials of our product candidates. Although our licensee, EA Pharma, has received approval in Japan of our product candidate elobixibat to treat chronic constipation, we have not yet demonstrated our ability to successfully complete development of any product candidate, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in future periods, particularly as we advance the development of our product candidates in addition to A4250 as a treatment for patients with PFIC. In particular, we expect that our research and development expenses would increase if we conduct clinical trials of any or all of elobixibat for the treatment of nonalcoholic steatohepatitis, or NASH, A3384 for the treatment of bile acid malabsorption, or BAM, A4250 for the treatment of additional pediatric cholestatic liver diseases and disorders, or any product candidate advanced in our preclinical program in NASH or we initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the costs, design, duration and any potential delays of the planned clinical trial of A4250 that may result from, among other things, the factors described below under “ – The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of A4250 to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our planned Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our planned Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our planned Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval. Similar risks also apply for A3384, which is a product candidate for the treatment of BAM.” and “If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.”;

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

•

whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our royalty interest acquisition agreement with HCR or any potential future licensee or collaborator;the outcomes and timing of regulatory reviews, approvals or other actions;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in October 2017. On January 29, 2018, we closed an underwritten public offering of 2,265,500 shares of our common stock, inclusive of the exercise of the underwriters’ overallotment option, for gross proceeds of $74.8 million under the shelf registration statement.  Subsequently, we sold 728,862 shares of our common stock for gross proceeds of $25.0 million pursuant to the at-the-market offering program sales agreement.  As of March 1, 2018, approximately $25.2 million of securities remain available for issuance under the shelf registration statement, including up to $25.0 million of our common stock that we may offer and sell, from time to time at our discretion, through Cowen as our sales agent under the at-the-market offering program sales agreement. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect us or purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our lead product candidate, A4250, which we are developing initially for the treatment of patients with PFIC and potentially also for other pediatric cholestatic liver diseases and disorders. If we are unable to commercialize A4250 or experience significant delays in doing so, our business will be materially harmed.

A4250 is nearing initiation of Phase 3 clinical development. Elobixibat has been approved in Japan for the treatment of chronic constipation, but we will not receive revenues in respect of elobixibat in Japan unless and until HCR has received a specified amount under our RIAA.  Our other most advanced product candidates are in Phase 2 or earlier-stage development.

Our ability to generate product revenues, which may not occur for at least the next few years, if at all, will depend heavily on the successful development and commercialization of A4250 as a treatment for patients with PFIC. Our ability to generate product revenues may also depend on the successful development and commercialization of elobixibat to treat NASH or A3384 to treat BAM. The success of each of these product candidates will depend on a number of factors, including the following:

•

our ability to obtain additional capital, whether from our RIAA with HCR or our license agreement with EA Pharma for elobixibat, from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;

•	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
•	completion of clinical development with successful outcomes;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio;
•	establishing sales, marketing and distribution capabilities;
•	generating commercial sales of A4250, elobixibat or A3384, as applicable, if and when approved, whether alone or in collaboration with others;
•	acceptance of A4250, elobixibat or A3384, as applicable, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of A4250, elobixibat or A3384, as applicable, following approval.

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

Following consultation with the FDA and EMA, we plan to use change in pruritus as the primary endpoint for purposes of FDA evaluation and as a key secondary endpoint for EMA evaluation in our planned Phase 3 trial in PFIC patients. Because the assessment of pruritus relies on subjective feedback, it is challenging to evaluate and measure consistently. Moreover, there is no clinical experience with the two outcome instruments that we will use in the trial and either may not be considered adequately reliable or valid for use in PFIC patients.

The primary endpoint in our planned Phase 3 trial of A4250 in patients with PFIC, for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. Because the assessment of pruritus relies on subjective caregiver feedback, it is challenging to evaluate and measure consistently and, for any patient, a caregiver-reported outcome may vary from the patient’s self-reported outcome. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial. Moreover, patients given an inactive agent, or placebo, for comparison to A4250 in a clinical trial may perceive a change in pruritus that is greater than we anticipated when designing the trial or that is comparable to the change experienced by patients given A4250, which could obscure the effect of A4250 in the trial and reduce the likelihood that the trial will be successful.

We have developed caregiver-reported and patient-reported outcome instruments to assess pruritus in the planned Phase 3 PFIC trial. These outcome instruments, and the manner in which they will be analyzed, represent novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have no experience.  The degree of novelty or other limitations of these endpoints and methodologies may impact the likelihood that our planned Phase 3 PFIC trial, or any other future clinical trial of A4250, will be successful or otherwise delay or prevent marketing approval of A4250.  In addition, we plan to establish the reliability and validity of the outcome instruments that we develop to meet applicable regulatory standards within, but not before, the planned Phase 3 trial.  The FDA or EMA may ultimately determine that either of these outcome instruments is not adequately reliable or valid for use with PFIC patients, whether because it was not applied by clinical investigators sufficiently consistently, was not sufficiently sensitive to detect varying degrees of pruritus, or for any other reason.  If this were to occur, our ability to obtain marketing approval for A4250 would be delayed and we may never obtain marketing approval for A4250.

The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of A4250 to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our planned Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our planned Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our planned Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval. Similar risks also apply for A3384, which is a product candidate for the treatment of BAM.

No product is currently approved for the treatment of PFIC in the United States, the European Union or, to our knowledge, any other jurisdiction or for the treatment of BAM in the United States, and there is limited clinical experience in PFIC and in BAM. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for these indications.

Our planned Phase 3 PFIC program includes a single randomized, double blind, placebo controlled, multicenter clinical trial and an open label long-term extension study. The double blind trial is designed to enroll approximately 60 patients with PFIC (type 1 or 2), ages six months to 18 years, at sites in the United States, Canada, Europe, the Middle East and Australia. Patients will be assigned to receive either 40 µg/kg/day or 120 µg/kg/day of A4250, or placebo, for 24 weeks. Patients taking a stable dose of medication to manage pruritus when entering the trial will be permitted to continue such background medication during the trial, subject to specified exceptions. The trial will have a primary endpoint for U.S. purposes, a different primary endpoint for E.U. purposes, and several secondary endpoints, including progression to surgery, change in growth markers and liver biochemistry variables, and others. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a proprietary tool that we have developed. The trial’s primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction in serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Patients in the trial will have the opportunity to participate in the open label extension study to assess long-term safety and durability of response.

Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our planned Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our planned Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our planned Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

Furthermore, the FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. Certain secondary endpoints that we expect to use in our planned Phase 3 trial may be considered clinical benefit endpoints, including progression to surgery and change in growth markers. The likelihood that a treatment duration of 24 weeks will be long enough for a placebo controlled trial to demonstrate an effect of A4250 on any particular clinical benefit endpoint is uncertain, and, if not, FDA approval of A4250 could be limited to the treatment of pruritus in PFIC patients, if A4250 is approved at all.

To support marketing approval of a drug, the FDA requires a demonstration of efficacy based on an endpoint reflecting clinical benefit. However, under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate endpoint that is reasonably likely to predict clinical benefit. If we elect to seek accelerated approval under Subpart H, the FDA (or EMA under its regulations) may determine that the surrogate endpoint, or that the outcome shown in the planned trial on the surrogate endpoint, does not establish a reasonable likelihood of predicting clinical benefit or otherwise is not sufficient to support approval, even if the surrogate endpoint is met with statistical significance. For example, if we pursue an accelerated approval of A4250 under Subpart H and the results of the change in pruritus endpoint are not of a magnitude that will be clearly meaningful, it is possible that the FDA will not consider the result to be sufficient to support approval under the Subpart H pathway. If this occurs, our business would be materially harmed.

In addition, if we pursue an accelerated approval under Subpart H for A4250, we will be required to conduct a post-approval clinical outcomes trial to confirm its clinical benefit in PFIC. Whether our planned open label extension study will meet this requirement is uncertain.  If not, and if we pursue accelerated approval under Subpart H, we would need to conduct an additional study, which is not currently planned. There can be no assurance that our open label extension study or any other post-approval trial that we conduct will confirm that the surrogate endpoint used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If a clinical outcomes confirmatory trial that we conduct fails to show such adequate correlation, we may not be able to maintain any previously granted marketing approval for A4250 in PFIC that we may obtain.

We have selected serum bile acid responder rate as the primary endpoint for purposes of EMA evaluation and as a key secondary endpoint for FDA evaluation. To support the clinical utility of reduction in serum bile acids in the treatment of patients with PFIC, we are supporting an independent study pooling and analyzing long-term PFIC patient data from a number of leading PFIC academic centers, which we refer to as the PFIC Study Group. Should the data that are being accumulated by the PFIC Study Group come to a different conclusion than we anticipate about the relationship of serum bile acids to beneficial clinical outcomes, the EMA or the FDA may determine the results of the Phase 3 PFIC study not to be adequate to support approval.

Also, it is possible that any marketing authorization we may receive in the future from the EMA for A4250 for the treatment of PFIC could be conditional on post-authorization studies and not be considered a full authorization. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of A4250 in PFIC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

The FDA and EMA generally require two pivotal clinical trials to support marketing approval of a drug. It is our objective to conduct a single Phase 3 clinical trial in patients with PFIC that, together with data from a long-term, open label extension study, forms the primary support for applications for marketing approval of A4250 in both the United States and European Union for treatment of patients with PFIC. If the FDA or EMA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support marketing approval of A4250 to treat patients with PFIC in the United States or European Union, it would result in a more expensive and potentially longer development program for A4250 than we currently contemplate, which could delay our ability to generate product revenues with A4250, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete the planned pivotal program. Even though it is our objective to conduct a single Phase 3 trial of A4250 as the basis, together with safety data from an extension study to evaluate long-term outcomes, for an application for marketing approval for A4250 in PFIC, either the FDA or the EMA may require that we meet the primary endpoint or endpoints in the trial at a higher level of statistical significance than would otherwise be required for a trial to be successful, which would reduce the likelihood of a positive trial.

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

The design of our planned Phase 3 clinical trial of A4250 in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either the FDA or EMA.

Although the feedback on our proposed Phase 3 clinical trial in patients with PFIC that we have received from the FDA and EMA is generally consistent, it is not identical and the design of our planned Phase 3 clinical trial of A4250 in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either regulatory authority. As a result, there is increased risk that, even if we view the results of our planned trial as favorable, the FDA or EMA may not find the overall results to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication.

Favorable results seen to date in clinical trials of A4250, including our open label Phase 2 trial of A4250 in patients with cholestatic liver disease, may not be predictive of favorable results in our planned Phase 3 clinical trial of A4250 in patients with PFIC, which will be placebo controlled and involve different doses, treatment duration, number of patients and outcome measures and may have other differences in design or execution.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. A4250 has been evaluated in an open label Phase 2 trial in children with chronic cholestasis and pruritus and in an investigator-initiated Phase

2 clinical trial for the treatment of PBC. Data from our Phase 2 trial in children with chronic cholestasis and pruritus showed a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids. In addition, based on data from the PBC trial that we received from the investigator, nine patients with pruritus received A4250 and all of them reported a reduction in pruritus. If the favorable findings on pruritus and serum bile acids seen in these two Phase 2 trials are not replicated in our planned Phase 3 trial of A4250 in patients with PFIC or in any other future trial of A4250 in patients with PFIC or other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for A4250 to treat any indication, in which case our business would be materially and adversely affected.

Our planned Phase 3 trial of A4250 in patients with PFIC will involve a greater number of patients, different outcome measures, doses and treatment duration and may have other differences in trial design, in addition to the difference in patient population, compared with either the prior pediatric chronic cholestasis trial or PBC trial. For example, our planned Phase 3 trial of A4250 will be a randomized, double blind, placebo controlled, multicenter, clinical trial designed to enroll approximately 60 patients with PFIC (type 1 or 2), with a treatment duration of 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Although we have assessed the effects of A4250 on serum bile acids in prior clinical trials of A4250, we have not previously utilized this serum bile acid responder rate endpoint. Moreover, we do not have any prior data regarding the effect of a placebo in patients with PFIC on serum bile acid levels, pruritus or any other outcome variable to guide the planning for our planned Phase 3 PFIC trial, which increases the risk that the trial will not be powered adequately to show a statistically significant separation between A4250 and placebo.

Furthermore, the specific caregiver-reported or patient-reported measures used to assess change in pruritus can vary from trial to trial. For example, the pruritus scales that were used in the PBC trial are not the same as the scales used in our trial in children with chronic cholestasis and pruritus, except that the visual analogue scale of itching, known as VAS-itch, is common to both trials. To assess change in pruritus in our planned Phase 3 trial of A4250 in patients with PFIC, we plan to use caregiver-reported and patient-reported outcome instruments that we have developed taking into account input from PFIC patients and their caregivers, which employ or rely on different questions or assessments, require a different outcome to establish a positive response or are otherwise different from the outcome instruments used in our Phase 2 trial in children with chronic cholestasis. The differences in these instruments may reduce the likelihood that data from the Phase 2 trials of A4250 in children with chronic cholestasis or in PBC patients will be predictive of favorable results in the planned Phase 3 PFIC trial.

In addition, although we expect that patients in the planned trial of approximately the same weight will receive the same total dose of A4250, any difference in relative weights between particular patients receiving the same total dose of A4250 will result in a difference in weight-factored doses between those patients. This may reduce the likelihood that data from the Phase 2 trial will be predictive of favorable results in our planned PFIC trial.

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

Our inability to enroll a sufficient number of patients in our planned clinical trials of A4250, or any of our other product candidates, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in PFIC is smaller than we anticipate, or if A4250 receives approval to treat only a specific subpopulation of patients with PFIC or only a specific symptom of PFIC such as pruritus, our future revenue from A4250 may be adversely affected and our business may suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing A4250 initially as a treatment for patients with PFIC and potentially also as a treatment for patients with other pediatric cholestatic liver diseases and disorders. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the addressable PFIC patient population for A4250 is only a subset of the overall patient population, specifically patients who have not yet received partial external biliary diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. We are not aware of any available patient registries for PFIC, and we rely on various estimates and assumptions to estimate the addressable PFIC population. In addition, there are different subtypes of PFIC and the beneficial effects of A4250 may vary among patients with different subtypes or among children of different ages. Our planned Phase 3 clinical trial will enroll patients with PFIC, type 1 or 2, but not PFIC, type 3. Based on FDA feedback, A4250 may ultimately receive regulatory approval, if at all, as a treatment for only the PFIC subtypes studied.  It is also possible that A4250 may ultimately receive regulatory approval, if at all, as a treatment for children with PFIC of some ages but not others. Moreover, we are using change in pruritus as the primary endpoint of our planned Phase 3 trial for purposes of FDA evaluation. The FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. If the commercial opportunity in PFIC is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect, because A4250 receives marketing approval, if at all, as a treatment for some but not all PFIC subtypes, for children of some ages but not others, for pruritus associated with PFIC but not PFIC itself or for any other reason, our future revenue from A4250 may be adversely affected and our business may suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with PFIC and any other rare cholestatic liver diseases and disorders that we may target in the future. Our projections of the number of people who have PFIC or our other potential target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with A4250, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for A4250. The effort to identify patients with PFIC or our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for A4250 may be limited or may not be amenable to treatment with A4250, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for A4250, we may never achieve profitability because the potential target patient population for A4250 is small.

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

•	we may be unable to recruit and enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or we may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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

A4250 is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug in the United States or Europe that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop A4250. Shire plc, or Shire, has reported that its product candidate for the treatment of PFIC and other rare liver diseases, SHP625, which has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of A4250 for the treatment of patients with PFIC or any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

If the FDA concludes that more clinical or nonclinical data than we currently anticipate is required to support the approval of A3384 for the treatment of BAM under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, the approval pathway for A3384 will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We expect that we may seek FDA approval for A3384 for the treatment of BAM through Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for A3384 by potentially decreasing the amount of clinical and preclinical data that we would need to generate in order to obtain FDA approval.  However, the 505(b)(2) regulatory pathway does not preclude the possibility that additional clinical trials or nonclinical studies may be required; for example, for new indications where the applicant cannot rely on published literature or the FDA’s finding of safety and effectiveness.  If the FDA requires more data to support the approval of A3384 to treat BAM than we currently anticipate, the time and financial resources required to obtain FDA approval for A3384, and complications and risks associated with A3384, would likely substantially increase. Moreover, if we are unable to pursue the Section 505(b)(2) regulatory pathway for any reason, new competitive products could reach the market more quickly than A3384, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that A3384 will receive the requisite approvals for commercialization.

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

BAM is diagnosed by exclusion and the number of patients suffering from BAM has not been established with precision. If the actual number of patients is smaller than we estimate, we may not be able to recruit patients into our clinical trial in this indication in a timely manner or at all, and we may not be able to obtain regulatory approval for A3384 to treat this condition.

BAM is typically diagnosed by excluding other potential causes of extreme diarrhea, and we are not aware of any patient registry or other method of establishing with precision the actual number of patients with BAM in any geography. The diagnostic method that is believed to be the best currently, the 75Se-Homocholic Acid Taurine test, is not available in many countries and evaluation of bile acid synthesis markers, such as FGF19, and the bile acid intermediate C4 is not a routine diagnostic test. Instead, it is common currently to assess the effect of cholestyramine to confirm the diagnosis of BAM. We estimate the prevalence of BAM to be approximately 1.3 million people in the United States and approximately 2.2 million people in the European Union. We derive our estimated prevalence from a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM. If the estimates on which we have relied are not accurate or if the results of studies on which we have relied are outdated, our estimate of the number of patients with BAM may be inaccurate, we may not be able to recruit patients into any future clinical trial of A3384 in BAM in a timely manner, or at all, and the commercial opportunity for A3384 may be smaller than we anticipate.

If serious or unacceptable side effects are identified during the development of A4250, elobixibat or A3384 or any other product candidate, we may need to abandon or limit our development of that product candidate.

All of our product candidates are in clinical or preclinical development (other than elobixibat for chronic constipation, which has been approved in Japan) and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development.

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
•

whether physicians will be willing to prescribe A4250 to patients with PFIC notwithstanding that the primary endpoint in our planned Phase 3 clinical trial of A4250 in patients with PFIC is change in pruritus (FDA) or serum bile acid responder rate (EMA), as opposed to a direct measure of reducing or eliminating progressive liver disease;

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

We do not have a sales or marketing infrastructure and have limited experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If we receive marketing approval in the United States or Europe for A4250 to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to commercialize A4250 in the approved indication(s) in the applicable region with our own focused, specialized sales force. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize A4250. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as A3384, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates A4250 and elobixibat, act via IBAT inhibition.  Shire’s SHP625, also known as maralixibat and formerly known as LUM001, is currently being studied in an open label Phase 2 clinical trial in PFIC, and we believe that Shire plans to initiate a Phase 3 clinical trial of SHP625 as a treatment for PFIC in or about March 2018.  The FDA has granted breakthrough therapy designation for Shire’s SHP625 for PFIC, type 2. We believe that SHP625 is also in Phase 2 development as a treatment for ALGS.   In addition, we believe that Shire’s SHP626 is in Phase 2 development as a treatment for NASH and GlaxoSmithKline’s GSK2330672, which GlaxoSmithKline has announced an intent to divest, is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC.

If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

•

For PFIC and many other cholestatic liver diseases, there are currently no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, we believe Shire plans to conduct Phase 3 clinical development of SHP625 in PFIC. In addition, we believe that Intercept Pharmaceuticals’ obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, may be in Phase 2 development as a treatment for biliary atresia.

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

•

For NASH, there are currently no approved drug treatments.  There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to demonstrate a significant reversal in liver fibrosis.  Product candidates believed to be in Phase 3 clinical development in NASH include Intercept’s obeticholic acid, Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK-1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc).  There are many other product candidates believed to be in Phase 2 clinical development in NASH, including Shire’s IBAT inhibitor SHP626.

•

For chronic constipation: linaclotide, a guanylate cyclase-C agonist, is marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella (for the treatment of a related condition, irritable bowel syndrome with constipation, or IBS-C) in Europe.  Linaclotide is also marketed by Astellas Pharma Inc. as Linzess in Japan for the treatment of IBS-C; lubiprostone, a type-2 chloride channel marketed as Amitiza by Takeda Pharmaceutical Company Limited in the United States and select countries in Europe and by Mylan N.V. in Japan; prucalopride, a motility agent marketed by Shire in the European Union as Resolor; and numerous over the counter products, including psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol.

•

In addition, Synergy Pharmaceuticals, Inc. has a product candidate known as plecanatide, a guanylate cyclase-C agonist marketed as Trulance, which is approved in the United States to treat CIC and IBS-C. Ardelyx, Inc. has a product candidate, tenapanor, a sodium transporter NHE3 inhibitor for which it has completed Phase 3 clinical development in IBS-C.

•

For BAM, there is currently no approved drug treatment in the United States. Off-label treatments include: bile acid sequestrants, such as conventional cholestyramine (which is approved in some countries in Europe to treat diarrhea associated with certain GI conditions), colestipol and colesevelam, a cholesterol-lowering medicine marketed by Daiichi Sankyo Inc. as Welchol in the United States and by Genzyme Europe B.V. as Cholestagel in the European Union. In addition, obeticholic acid has previously been studied by Intercept in a Phase 2 clinical trial as a treatment for BAM.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with respect to commercial sales of any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;
•	decreased demand for any products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or sites;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial participants or patients;
•	loss of revenue;
•	increased insurance costs; and
•	the inability to commercialize any products that we may develop.

We have separate liability insurance policies that cover each of our clinical trials, as well as a global product/clinical trial policy. These policies provide coverage in varying amounts, with the global policy having a per occurrence and aggregate limit of $10 million. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, A4250, elobixibat, A3384 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Risks Related to Our Dependence on Third Parties

We rely on EA Pharma for the successful commercialization of elobixibat to treat chronic constipation in Japan and for the successful development and commercialization of elobixibat to treat chronic constipation in other select markets in Asia. If EA Pharma does not successfully commercialize elobixibat in Japan, we may not receive any future payments under our RIAA with HCR or our license agreement with EA Pharma.

We entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals) for elobixibat in April 2012. In January 2018, the Japanese Ministry of Health, Labour and Welfare, or MHLW, approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation. EA Pharma plans to co-market elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida, and to co-promote elobixibat in Japan with Eisai Co., Ltd.

In December 2017, we entered into the RIAA pursuant to which we sold to HCR our right to receive all royalties and sales milestones for elobixibat in Japan that may become payable by EA Pharma pursuant to our license agreement, up to a specified maximum amount, or cap amount, equal to 175% of the amount paid by HCR to us under the RIAA plus certain patent-related expenses (if such patent-related expenses become payable by HCR). Under the RIAA, we have received $45 million from HCR and we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. The RIAA also provides that, if the cap amount is reached, we will again become eligible to receive royalties and sales milestones for elobixibat from EA Pharma under the terms of our license agreement. If EA Pharma does not successfully commercialize elobixibat in Japan, we may not receive any future payments under our RIAA with HCR or our license agreement with EA Pharma.

EA Pharma is responsible for all commercialization of elobixibat in its licensed field (namely, all prophylactic or therapeutic uses of a pharmaceutical product for gastrointestinal diseases and disorders, symptoms of constipation of all causes or postoperative ileus, in colonoscopy cleansing procedures and, in specified circumstances, select liver diseases) in Japan and for all future development and commercialization of elobixibat in its licensed field in Indonesia, Korea, Myanmar, Taiwan, Thailand and Vietnam, and has substantial control over the conduct and timing of development efforts with respect to elobixibat in these countries. We have little control over the amount and timing of resources that EA Pharma devotes, or Mochida devotes, to the commercialization of elobixibat in Japan or to the development of elobixibat in these other countries. If EA Pharma or, where applicable, Mochida fails to devote sufficient financial and other resources, the commercialization of elobixibat in Japan and the development and potential commercialization of elobixibat otherwise in EA Pharma’s licensed territory would be adversely affected. If this occurs but the cap amount under the RIAA were nevertheless reached, royalties that we could receive on any future elobixibat product sales could be delayed or reduced.

EA Pharma has the right to terminate the elobixibat agreement on a country-by-country basis or in its entirety for an uncured material breach by us or in specified bankruptcy or similar events. EA Pharma also has the right, with 180 days’ notice, to terminate the agreement in its entirety or on a country-by-country basis (except for Japan) for any reason.

If EA Pharma terminates the elobixibat agreement at any time, for any reason, it would negatively impact both the likelihood that we would receive any future payments under our RIAA with HCR or our license agreement with EA Pharma and the development of elobixibat in EA Pharma’s licensed territory outside of Japan, would materially harm our business and could accelerate our need for additional capital. In particular, we would be required to seek a replacement licensee for Japan under the RIAA.

If we do not pursue the development and potential commercialization of elobixibat for the treatment of CIC in the United States or Europe, whether through a licensing, collaboration or similar arrangement or otherwise, the revenue that we will generate based on elobixibat may be lower.

We have commercial rights to elobixibat in the United States, Europe and otherwise outside of the territories licensed to EA Pharma.  We do not have any current plan to seek a license or other partnering transaction with a third party for elobixibat for CIC in the United States or Europe.  The cost and duration of the additional clinical trial or trials that would be required by the FDA and EMA to support marketing approval of elobixibat to treat CIC is currently uncertain. Even if we were to seek to establish licensing, collaboration or similar arrangement with a third party for the United States or Europe, the uncertain regulatory requirements may interfere with our ability to do so on acceptable terms, or at all. We do not anticipate that we will conduct future clinical trials of elobixibat in CIC for the United States or Europe independently, whether or not we elect to seek a suitable third-party arrangement. If we do not enter into suitable third-party arrangements and do not ourselves conduct clinical trials of elobixibat in CIC for the United States or Europe, the revenue that we will generate based on elobixibat in CIC will be limited to future payments that we receive, if any, under our agreements with HCR and EA Pharma, which will reduce the overall commercial potential of elobixibat and may harm our business.

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

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for A4250 and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of our product candidates in development. We may in the future be unable to conclude agreements for commercial supply with third-party manufacturers on acceptable terms, or at all.

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

For example, in March 2015, Ferring terminated a 2012 license agreement with us for the development and commercialization of elobixibat worldwide, excluding the territory licensed to EA Pharma. Ferring’s termination of the license agreement followed its stopping early two Phase 3 clinical trials of elobixibat that Ferring had been conducting due to an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. As a result, to exploit the potential of elobixibat in CIC in the United States, Europe and otherwise outside of EA Pharma’s licensed territory, we would need to either identify and enter into additional licensing, collaboration or similar arrangements or expend our own resources to conduct further development of elobixibat. We do not have any current plan to seek a license or other partnering transaction with a third party for elobixibat in CIC in the United States or Europe.  Whether or not we elect to seek such a transaction, we do not anticipate that we will conduct future clinical trials of elobixibat in CIC independently.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our commercial success depends upon our ability and the ability of our current or potential future licensees or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in depth freedom-to-operate search or analysis for A4250, for elobixibat as a treatment for NASH or for A3384. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing A4250, elobixibat or A3384. Thus, we do not know with certainty whether A4250, elobixibat, A3384 or any other product candidate, or our commercialization of any such product candidate, does not and will not infringe any third party’s intellectual property.

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

Depending upon the timing, duration and specifics of FDA marketing approval of A4250, elobixibat, A3384 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for A4250 is expected to expire in 2022 assuming it withstands any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022, assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for A4250 and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2035. We also expect that our patent applications for A3384, which to date have been filed as PCT applications being initially nationalized in the United States or as priority applications in Sweden, if ultimately issued in the United States and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2037 or 2038.

If EA Pharma does not obtain protection under applicable law in Japan by extending one or more of the patent terms for elobixibat, the period during which we may receive royalties will be shorter than it could otherwise be and our business may be materially harmed.

One or more of our patents in Japan may be eligible for limited patent term restoration. The Japanese Pharmaceutical Affairs Law generally permits the extension of the patent term for a drug as compensation for patent term lost during the regulatory review process in Japan. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.  If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which EA Pharma will have the right to exclusively market elobixibat in Japan will be shortened, competitors may obtain approval of competing products following our patent expiration and our royalty revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued composition of matter patent for elobixibat in Japan is expected to expire in 2021 and the issued patent for a method of using an IBAT inhibitor to treat CIC or IBS in Japan is expected to expire in 2024, in each case assuming it withstands any challenge. We expect that the other Japanese patents and patent applications in respect of elobixibat or its use in the treatment of chronic constipation, if issued and the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2034 to 2035.  Additionally, under the Japanese Pharmaceutical Affairs Law, an application for approval of a generic version of an approved drug cannot be filed during a specified post-approval reexamination period.  The current reexamination period for elobixibat is expected to be eight years.

A3384 could be subject to competition arising from off-label use from conventional cholestyramine.

We have pending PCT patent applications covering pharmaceutical formulations of A3384. Even if these patents ultimately issue in the United States or elsewhere, we do not have patent rights covering the composition of matter of cholestyramine. As a result, we may be limited in our ability to prevent others from exploiting cholestyramine, which could have a negative impact on the commercial potential of A3384. In addition, cholestyramine is currently approved in the United States and some countries in Europe for various indications, including in some countries in Europe for diarrhea associated with certain GI conditions. Physicians currently prescribe cholestyramine for other indications that are not approved by the FDA or regulatory authorities outside of the United States, such as BAM. If we are unable to establish that A3384 is a superior drug to conventional cholestyramine in the treatment of BAM, physicians may be likely to continue to prescribe conventional cholestyramine and our potential future revenue from sales of A3384 would likely be materially and adversely affected.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates

A rare pediatric disease designation may not lead to the receipt of a rare pediatric disease priority review voucher, even if A4250 is approved.

The FDA has awarded rare pediatric disease priority review vouchers, or PRVs, to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. We anticipate that we will request rare pediatric disease designation for A4250 for PFIC.  In order to obtain a rare pediatric disease designation for A4250, we must demonstrate to FDA’s satisfaction that this indication is a rare disease or condition that affects fewer than 200,000 individuals in the United States and is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. There can be no assurance, however, that the FDA will agree with our position that PFIC meets the criteria for a “rare pediatric disease.” Likewise, if A4250 is ultimately approved by the FDA to treat only certain PFIC subtype(s) or a symptom of PFIC, such as pruritus, rather than PFIC itself, there is no assurance that the FDA will agree that the approved indication meets the criteria for a rare pediatric disease. If we submit a voluntary request for a rare pediatric disease designation and the request is granted by FDA, the FDA’s rare pediatric disease designation would give us the potential to receive a PRV if A4250 is approved for marketing. The PRV program is now set to expire at the end of September 2020, although a drug that has been designated under the program as of September 30, 2020 may still receive a PRV if it is approved for marketing before October 1, 2022.  Therefore, there is no guarantee that we will receive a PRV for A4250 even if it is approved by the FDA to treat a rare pediatric disease.

If prior to any marketing approval in the European Union of A4250 to treat PFIC, Shire’s SHP625 is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, and if A4250 is deemed to be a similar medicinal product, within the meaning of E.U. law, to SHP625, we may not be able to obtain marketing approval of A4250 in the European Union for a significant period of time.  In addition, A4250 may not be entitled to orphan drug exclusivity for A4250 in the United States or European Union notwithstanding its current orphan designation.

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

Generally, if a designated orphan medicinal product receives the first marketing approval in the European Union for the orphan indication for which it has been designated and maintains under applicable criteria its designation as an orphan medicinal product at the time of approval, the product is entitled to a period of market exclusivity in the European Union.  Subject to certain exceptions, this market exclusivity precludes the EMA from accepting another marketing application for a “similar medicinal product” for the same indication for 10 years, which can be reduced to six years if a drug no longer meets the criteria for orphan drug designation (including if the drug is sufficiently profitable so that market exclusivity is no longer justified).  Under E.U. law, a “similar medicinal product” is a medicinal product that contains a similar active substance or substances as contained in the authorized orphan medicinal product and that is intended for the same therapeutic indication and a “similar active substance” is an active substance that is identical or has the same principal molecular structural features (but not necessarily all of the same molecular features) and acts via the same mechanism as the authorized orphan medicinal product.

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

Our product candidates, including A4250, elobixibat and A3384, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  Other than the approval of elobixibat received by EA Pharma for the treatment of chronic constipation in Japan, we have not received approval to market A4250, elobixibat, A3384 or any other product candidate from regulatory authorities in any jurisdiction.

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

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

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

Accordingly, to the extent we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

The FDA closely regulates compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

In March 2010, the Affordable Care Act, or ACA, became law in the United States. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Both Congress and President Trump have expressed an intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including a drug price transparency law in Vermont that applies to pharmaceutical manufacturers, that may have an impact on our business.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

In the ordinary course of our business, we, our contract research organizations and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy.  Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business.  The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate the material weaknesses and otherwise to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our 2016 financial statements, we identified a material weakness in our internal control over financial reporting, specifically a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates in the financial statement closing process resulting from our limited in-house accounting and finance team. We have in the past relied on consultants and external advisors to provide assistance with financial reporting in accordance with the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, and these consultants and external advisors may not have had direct knowledge of all of our business, transactions and contracts. Specifically, we determined that we did not have sufficient resources with U.S. GAAP and SEC financial reporting knowledge to ensure a timely and sufficient financial statement close process that included resolution of complex accounting issues involving significant judgment and estimates.

Additionally, our financial accounting information system had limited functionality and certain closing and consolidating activities were managed and processed outside of the system. These system limitations, as well as a lack of sufficient accounting staff, negatively affected the design and operation of our financial statement close process. Deficiencies in our financial statement close process limited our ability to adequately monitor certain adjustments and perform appropriate account analyses and reconciliations. These deficiencies constituted material weaknesses in internal control over financial reporting and have resulted in financial statement errors not being identified on a timely basis.

We are working to remediate these material weaknesses. In particular, we hired a full-time chief financial officer in July 2016, a controller and accounting manager in March 2017 and a staff accountant in Sweden in September 2017.  Also, we have implemented a new accounting information system and redesigned our close process. We estimate that we will remediate the material weaknesses during 2018, but we may not ever be able to remediate the material weaknesses. If we are unable to successfully remediate the material weaknesses and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we and our independent registered public accounting firm were not able to conclude that our internal control over financial reporting was effective at December 31, 2017 as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the progress, scope, cost, duration or results of our current and any future clinical trials of our product candidates;
•	the timing and success of submission, acceptance and approval of regulatory filings;
•

our ability to obtain regulatory approvals for our product candidates, delays or failures to obtain such approvals and any restrictions, limitations or warnings in the label of any approved product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the entry into, or termination of, licensing, collaboration or similar agreements, or other key agreements, and the agreement terms;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the markets in which we compete, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our product candidates or products, if any;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	low trading volume;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of health care payment systems;
•	failure to maintain compliance with listing requirements of The Nasdaq Capital Market; and
•	period-to-period fluctuations in our financial results.

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

As of March 1, 2018, our executive officers and directors, and their affiliates, beneficially own or control approximately 13.5% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested and unvested options to purchase shares of our common stock held by our executive officers and directors). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the price of our common stock to decline if investors perceive that conflicts of interest may exist or arise.

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

If any of our executive officers or directors, or their affiliates, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up restrictions applicable to them from our public offering in January 2018 lapse, the trading price of our common stock could decline. As of March 1, 2018, we had outstanding a total of approximately 11.9 million shares of common stock. Of these shares, approximately 11.0 million shares of common stock are freely tradable, without restriction, in the public market as of March 1, 2018.

Because the share exchange completed pursuant to the Exchange Agreement resulted in an ownership change under Section 382 of the Code, the pre-exchange net operating loss carryforwards and certain other tax attributes of Biodel will be subject to limitations. Our net operating loss carryforwards and other tax attributes may also be subject to additional limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The share exchange resulted in an ownership change for Biodel and, accordingly, the ability to use the net operating loss carryforwards and certain other tax attributes of Biodel will be limited. Our net operating loss carryforwards may also be subject to limitation as a result of shifts in equity ownership or the completed share exchange. Additional ownership changes, such as our public offerings of common stock in May 2017 and January 2018 and sales of common stock under our at-the-market program sales agreement with Cowen, or other transactions in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of these net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

We lease approximately 5,116 square feet of office space in the building located at 10 Post Office Square, Boston, Massachusetts, which serves as our corporate headquarters.  The lease expires on April 30, 2022, and we have the option to extend the term one time for an additional 5-year period.  The base monthly payment on the lease is $20,997 as of March 1, 2018, subject to specified annual increases of approximately 2% during the term of the lease and not including operating expenses, utilities, taxes and insurance for which we are responsible.  In addition, we lease approximately 5,100 square feet of office space in Gothenburg, Sweden under a lease that expires in November 2019. The current quarterly payment under the lease is 322,917 Swedish Kronor (approximately $37,818, based on the Swedish Kronor to U.S. Dollar exchange rate at December 31, 2017), subject to change based on applicable taxes and otherwise to increase based on changes in the Swedish Consumer Price Index. The lease renews automatically for consecutive three-year terms, unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to our right to terminate the lease at any time upon six months’ notice. We believe that our existing facilities are adequate to meet our current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the closing of the Biodel Transaction on November 3, 2016, Biodel’s common stock was traded on The Nasdaq Capital Market under the symbol “BIOD.” On November 3, 2016, following the closing of the Biodel Transaction, we changed our name to “Albireo Pharma, Inc.” On November 4, 2016, our common stock began trading on The Nasdaq Capital Market under the symbol “ALBO.” The high and low sales prices per share of our common stock as reported by Nasdaq in each of the quarters within our two most recent fiscal years are set forth below. In connection with the closing of the Biodel Transaction, on November 3, 2016, we effected a 1-for-30 reverse stock split of our common stock. All of the prices in the table below have been adjusted to reflect the effect of the reverse stock split.

Fiscal Quarter Ended	High	Low
March 31, 2016	$11.34	$6.66
June 30, 2016	$15.89	$7.84
September 30, 2016	$14.34	$8.55
December 31, 2016	$37.69	$13.20
March 31, 2017	$27.39	$16.39
June 30, 2017	$25.25	$15.31
September 30, 2017	$27.93	$20.25
December 31, 2017	$29.20	$20.88

On March 1, 2018, the closing price of our common stock was $34.00 per share.

Stockholders

As of March 1, 2018, we had 11,897,146 outstanding shares of common stock and no outstanding shares of preferred stock. As of March 1, 2018, there were approximately 31 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended December 31, 2017.

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

Overview

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. On November 3, 2016, we completed a share exchange transaction, or the Biodel Transaction, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited.  Upon the completion of the Biodel Transaction, we changed our name to “Albireo Pharma, Inc.,” the business of Albireo Limited became our business and we became a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We have completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and we plan to initiate a Phase 3 clinical trial of A4250 in patients with PFIC by the spring of 2018. In addition to PFIC, we plan to consider conducting future clinical development of A4250 as a treatment for one or more other pediatric cholestatic liver diseases and disorders. Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and which we are considering conducting a Phase 2 clinical trial of as a treatment for nonalcoholic steatohepatitis, or NASH, and A3384, which is a product candidate to treat bile acid malabsorption.  We also have a preclinical program in NASH.

For accounting purposes, the Biodel Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, the discussion and analysis in this Item 7 reflect the historical results of Albireo Limited and its direct and indirect subsidiaries prior to completion of the Biodel Transaction and do not include the historical results of Biodel prior to completion of the Biodel Transaction. All common stock share and per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in respect of periods prior to completion of the Biodel Transaction have been adjusted to reflect the exchange of shares in the Biodel Transaction based on an exchange ratio of 0.06999 and, where applicable, a 1-for-30 reverse stock split effected by Biodel Inc. on November 3, 2016 prior to completion of the Biodel Transaction.

Biodel Inc. was incorporated in December 2003 and commenced active operations in January 2004.  Albireo Limited’s business began when Albireo Limited was spun out of AstraZeneca AB in 2008.

Since inception, we have incurred significant operating losses. As of December 31, 2017, we had an accumulated deficit of $50.4 million.  We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2017, we had approximately $53.2 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of upfront or license fees, milestone payments and payment for procurement services that are made pursuant to license agreements or related supply agreements or from the receipt of payments made pursuant to a royalty monetization agreement. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of certain development, regulatory or commercial milestones, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for procuring pharmaceutical ingredients. For these agreements, management applies judgment in the allocation of total agreement consideration to the separately identifiable components on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions.

For the years ended December 31, 2017 and 2016, we recognized into revenue $1,000 and $11.4 million, respectively, in payments under a license agreement or procurement agreement. For the year ended December 31, 2016, we recognized into revenue nonrefundable payments received from our licensee for elobixibat in Japan and other specified countries in Asia, EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, of $8.0 million in connection with a renegotiated payment stream and €3.225 million triggered by the decision of EA Pharma to proceed with the preparation of a new drug application for elobixibat in Japan.  We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of the uncertain timing of future milestone payments, if any.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2017 in this Annual Report on Form 10-K. We believe that our accounting policies relating to revenue recognition, research and development expenses, stock-based compensation and fair value of financial instruments are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

We generate revenue primarily from the receipt of upfront or license fees, milestone payments and payments for procurement services that are made pursuant to license agreements or related supply agreements. Substantially all of our revenue to date has been derived from our license agreement with EA Pharma, our royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, and a now-terminated license agreement with Ferring International Center S.A., or Ferring.

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

During the year ended December 31, 2016, we issued stock options with exercise prices denominated in a foreign currency (Euros), which are required to instead be accounted for as liabilities. We account for each liability-classified stock-based award based on its fair value at each financial reporting date until the award is settled (exercised). Changes in the amounts attributed to these awards between the reporting dates are included in stock-based compensation expense (credit) in our consolidated statement of operations. We include liability-classified stock options in noncurrent liabilities on our balance sheet as their settlement (exercise) does not require use of cash, cash equivalents or other current assets. The foreign-denominated stock options issued during 2016 were replaced with stock options denominated in U.S. dollars on the date the Biodel Transaction was completed.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards. These assumptions include:

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

Fair Value of Financial Instruments

In December 2014, we executed a convertible loan instrument, which provided 1,251,000 €1.00 unsecured convertible loan notes denominated in Euros and was subsequently amended in October 2015, and issued all of the convertible loan notes to certain Albireo Limited shareholders and their affiliates. In October 2015, we executed a separate convertible loan instrument, which provided 5,000,000 $1.00 unsecured convertible loan notes denominated in U.S. dollars, and, as of December 31, 2015, issued $3.5 million of the convertible loan notes to certain Albireo Limited shareholders and their affiliates and members of management. All of the recipients of the convertible loan notes in 2014 and 2015 are considered related parties. We bifurcated the embedded conversion features of the convertible loan note instruments from the loan note payable and recorded the fair value of the conversion features as debt discount. In accordance with applicable guidance, we allocated the proceeds received based on the relative fair values of the respective convertible loan notes and conversion features, which resulted in the recording of debt discount totaling $526,000 (€432,000) for the 2014 loan notes at issuance and $1.5 million for the 2015 loan notes at issuance. The debt discounts are accreted over the life of the respective convertible loan notes. In connection with the completion of the Biodel Transaction in November 2016, all of the convertible loan notes issued in 2014 and 2015 were converted into equity.

Similarly, in December 2014, we entered into a loan facility agreement with Kreos Capital IV Limited, or Kreos, under which Kreos provided a €6.0 million ($7.3 million) loan facility. In connection with the agreement, we issued to an affiliate of Kreos detachable warrants that provided a right to acquire shares of Albireo Limited. In connection with the Biodel Transaction, these warrants were replaced with warrants to purchase shares of our common stock.  Because the number of shares issuable upon exercise of both the initial and replacement warrants was variable, we treated the warrants as a liability under Financial Accounting Standards Board Accounting Standard Codification Topic 480, Distinguishing Liabilities From Equity, and measured them at fair value. The fair value of the warrants’ or replacement warrants’ liability is required to be remeasured at the end of each reporting period, with any change in fair value recognized in the consolidated statements of operations. In accordance with applicable guidance, we allocated the proceeds received based on the fair value of the warrants and the residual value of the debt, which resulted in us recording debt discount totaling €1.0 million ($1.2 million) at issuance. The debt discount was accreted over the life of the associated loan, and the loan has been paid and satisfied in full as of December 31, 2017. The replacement warrants were exercised in full by the affiliate of Kreos in May 2017.

Results of Operations

Years Ended December 31, 2017 and December 31, 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Revenue	$1	$11,364	$(11,363)

Revenue was $1,000 for the year ended December 31, 2017 compared with revenue of $11.4 million for the year ended December 31, 2016, a decrease of $11.4 million.  The lower revenue for 2017 was due to recognition in full of payments from EA Pharma of $8.0 million received in April 2016 in connection with a renegotiated payment stream linked to know-how and intellectual property that we had delivered upon inception of the license agreement in 2012 and €3.225 million earned in the fourth quarter of 2016 upon the decision of EA Pharma to proceed with the preparation of a new drug application for elobixibat in Japan.  Based on payments to us under our license agreement with EA Pharma and our RIAA with HCR triggered by the January 2018 approval in Japan of elobixibat for the treatment of chronic constipation, we anticipate that our revenue will increase in 2018 compared with 2017.

Research and development expenses

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Research and development expenses	$12,991	$8,077	$4,914

Research and development expenses were $13.0 million for the year ended December 31, 2017 compared with $8.1 million for the year ended December 31, 2016, an increase of $4.9 million.  The higher research and development expenses for 2017 were principally due to increases of $3.1 million in costs associated with the development of A4250, including manufacturing and clinical development costs incurred in preparation for a planned Phase 3 clinical trial in patients with PFIC, and $1.7 million in fees for research and development consulting services and facilities and personnel costs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Direct third-party project costs:
A4250	$7,078	$3,950	$3,128
Elobixibat	76	191	(115)
A3384	364	—	364
Preclinical	165	307	(142)
Total	$7,683	$4,448	$3,235
Other project costs(1):
Personnel costs	$2,174	$2,250	$(76)
Other costs(2)	3,134	1,379	1,755
Total	$5,308	$3,629	$1,679
Total research and development costs	$12,991	$8,077	$4,914

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
General and administrative expenses	$15,246	$15,786	$(540)

General and administrative expenses were $15.2 million for the year ended December 31, 2017 compared with $15.8 million for the year ended December 31, 2016, a decrease of $540,000.  The lower general and administrative expenses for 2017 were principally attributable to a decrease of $6.0 million in professional fees and severance costs following completion of the Biodel Transaction in November 2016, partially offset by a $5.4 million increase in personnel and stock-based compensation costs.

Other (income) expense, net

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Other (income) expense, net	$(3,659)	$(205)	$3,454

Other (income) expense, net totaled $3.7 million of income for the year ended December 31, 2017 compared with $205,000 of income for the year ended December 31, 2016, a difference of $3.5 million.  The difference in other (income) expense, net was primarily due to a gain of $3.5 million from our sale of certain legacy intellectual property of Biodel in October 2017.

Interest income (expense), net

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Interest income (expense), net	$40	$(1,319)	$(1,359)

Interest income (expense), net totaled $40,000 of income for the year ended December 31, 2017 compared with $1.3 million of expense for the year ended December 31, 2016, a difference of $1.4 million.  The difference in interest income (expense), net was principally attributable to the conversion of convertible loan notes issued in 2014 and 2015 into equity in connection with the completion of the Biodel transaction in November 2016 and a reduction for 2017 in the amount of interest paid under a former loan facility.

Non-operating income (expense), net

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Non-operating income (expense), net	$335	$(2,675)	$(3,010)

Non-operating income (expense), net was $335,000 of income for the year ended December 31, 2017 compared with $2.7 million of expense for the year ended December 31, 2016, a difference of $3.0 million.  The difference in non-operating income (expense), net was principally attributable to adjustments for the 2016 period to fair value for derivative liabilities associated with outstanding convertible loan notes that were converted into equity in connection with the completion of the Biodel Transaction in November 2016, a change in the mark-to-market adjustments on warrants between the periods, and the May 2017 exercise by our former lender of warrants valued at $617,000.

Income tax

	Year Ended December 31,		Change
	2017	2016	$
	In thousands
Income tax	$212	$62	$150

Income tax expense was $212,000 for the year ended December 31, 2017 compared to $62,000 for the year ended December 31, 2016.

Years Ended December 31, 2016 and December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Revenue	$11,364	$5,099	$6,265

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

Research and development expenses were $8.1 million for the year ended December 31, 2016 compared with $5.6 million for the year ended December 31, 2015, an increase of $2.4 million.  The increase was principally due to a $1.7 million increase in costs incurred to third parties for preclinical research services and clinical trials, primarily related to A4250 for which we initiated a Phase 2 clinical trial in children with chronic cholestasis and pruritus in the second half of 2015, as well as an increase of $755,000 primarily in fees for contract R&D consulting services and also comprising facilities and personnel costs.

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

General and administrative expenses were $15.8 million for the year ended December 31, 2016 compared with $4.5 million for the year ended December 31, 2015, an increase of $11.3 million.  The increase was principally attributable to professional fees incurred in connection with the negotiation and completion of the Biodel Transaction ($3.9 million), higher personnel and stock-based compensation costs ($2.2 million), severance costs ($1.7 million), lease termination fees ($1.2 million), accounting fees ($500,000), as well as costs associated with being a public company.

Other (income) expense, net

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Other (income) expense, net	$(205)	$(271)	$(66)

Other (income) expense, net totaled $205,000 of income for the year ended December 31, 2016 compared with $271,000 of income for the year ended December 31, 2015, a difference of $66,000.  The difference resulted from changes in currency exchange rates between the two periods.

Interest expense, net

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Interest expense, net	$(1,319)	$(1,722)	$(403)

Interest expense, net totaled $1.3 million for the year ended December 31, 2016 compared with $1.7 million for 2015, a decrease of $403,000.  The decrease was attributable to lower interest on convertible loan notes issued in 2014 and 2015 due to their conversion into equity in connection with the completion of the Biodel Transaction.  All accrued and unpaid interest on the convertible loan notes as of November 3, 2016 was waived by the holders of the notes.

Non-operating expense

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Non-operating expense	$(2,675)	$(320)	$2,355

Non-operating expense was $2.7 million for the year ended December 31, 2016 compared with $320,000 for the year ended December 31, 2015, an increase of $2.4 million.  The increase reflected adjustments for the 2016 period to fair value for derivative liabilities associated with outstanding convertible loan notes that were converted as part of the Biodel Transaction, as well as mark-to-market adjustments on warrants.

Income tax

	Year Ended December 31,		Change
	2016	2015	$
	In thousands
Income tax	$62	$—	$62

Income tax expense was $62,000 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We do not expect to generate significant revenue from product sales unless and until we or a potential future licensee or collaborator obtains marketing approval for, and commercializes, one or more of our current or potential future product candidates (other than elobixibat as a treatment for chronic constipation in Japan), which we do not expect to occur until at least 2021, if at all. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that, having become a public company upon completion of the Biodel Transaction in November 2016, we will continue to incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding to complete development of and potentially commercialize our product candidates.

Our operations have historically been financed primarily through issuances of shares of common stock, preference shares or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our product candidates.

As of December 31, 2017, our cash and cash equivalents were approximately $53.2 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $45 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan.  Additionally, this approval triggered a milestone payment to us from EA Pharma of €9.0 million ($11.2 million based on the Euro to USD exchange rate at January 31, 2018).

In January 2018, following the completion of the year ended December 31, 2017, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $69.9 million under a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine.  Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company LLC, or Cowen, in October 2017.  Under the sales agreement, we may offer and sell, from time to time at our discretion, shares of our common stock through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended.  We are not obligated to make any sales of common stock under the sales agreement. As of March 1, 2018, approximately $25.2 million of securities remain available for issuance under the shelf registration statement, including up to $25.0 million of our common stock available for issuance under the at-the-market offering program sales agreement.

In October 2017, we entered into an asset purchase agreement pursuant to which we sold legacy intellectual property of our predecessor, Biodel, for $4.5 million.

In May 2017, we completed an underwritten public offering of 2,530,000 shares of our common stock for gross proceeds of $51.9 million and net proceeds of $48.5 million.

In November 2016, we completed the Biodel Transaction and, immediately prior to the Biodel Transaction, an associated equity financing of $10.0 million.  The Biodel Transaction and the equity financing, together, provided us a net capital infusion of approximately $30 million.

In October 2015, we (Albireo Limited) entered into a loan agreement with certain of our shareholders and their affiliates and members of management and executed a related convertible loan instrument, which provided 5,000,000 $1.00 unsecured convertible loan notes denominated in U.S. dollars. We issued $3.5 million of the convertible loan notes as of December 31, 2015. Interest on the convertible loan notes accrued at a rate of 8% per annum. Unless waived, interest would have become payable on any of the outstanding convertible loan notes shortly after maturity or, if the principal amount was converted into shares, shortly after the later of such conversion into shares or repayment of the Kreos loan facility described below. The convertible loan notes were to mature on September 30, 2020 and could have been repaid earlier under certain circumstances. In connection with the completion of the Biodel Transaction, these notes were converted into 297,372 shares of our common stock based on a conversion price of $19.50 and the accrued interest was waived.

In December 2014, we (Albireo Limited) executed a convertible loan instrument, which provided 1,251,000 €1.00 unsecured convertible loan notes denominated in Euros and was subsequently amended in October 2015. We issued all of the convertible loan notes to certain of our shareholders and their affiliates. Unless waived, interest on the convertible loan notes would have accrued at a rate of 8% per annum. Interest would have become payable on any of the outstanding convertible loan notes shortly after maturity or, if the principal amount was converted into shares, shortly after the later of such conversion into shares or repayment of the Kreos loan facility described below. The convertible loan notes would have matured on December 18, 2019 and could have been repaid earlier at their nominal value of €1.3 million under certain circumstances. In connection with the completion of the Biodel Transaction, these notes were converted into 116,883 shares of our common stock based on a conversion price of $19.50 and the accrued interest was waived.

Also in December 2014, we (Albireo Limited) entered into a loan facility agreement with Kreos enabling us to borrow up to €6.0 million ($7.3 million). The loan facility had a term of 36 months, with principal and interest payable monthly after an initial six-month interest-only period, at an annual rate of 11.5%. In addition, we were required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos. On the date of the agreement, we borrowed the full €6.0 million ($7.3 million). In February 2016, we amended the loan facility to reduce principal repayments for a period of six months. As of December 31, 2017, the loan facility has been paid and satisfied in full.

In April 2012, we (Albireo AB) entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015, April 2016 and December 2017. As of March 1, 2018, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive additional amounts of up to €4.3 million under the amended agreement ($5.2 million based on the Euro to U.S. dollar exchange rate at

December 31, 2017) if a specified regulatory event is achieved for elobixibat.  In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to ¥3.5 billion ($31.1 million based on the Japanese Yen to U.S. dollar exchange rate at December 31, 2017) if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

Cash Flows

Years ended December 31, 2017 and December 31, 2016

	Year Ended December 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,566)	(8,784)
Investing activities	4,310	25,480
Financing activities	45,838	7,612
Total	$22,582	24,308
Effect of exchange rate changes on cash and cash equivalents	718	503
Net increase in cash and cash equivalents	$23,300	$24,811

Operating activities

Net cash used in operating activities for the year ended December 31, 2017 was $27.6 million compared to $8.8 million for 2016.  The higher net cash used in operating activities for the 2017 period principally resulted from an increase of $8.0 million in net loss due to a higher level of clinical trial activity and higher personnel expenses and a one-time payment of $8.0 million received from EA Pharma in April 2016 in connection with a renegotiated payment stream, partially offset by a decrease of $1.5 million in the 2017 period in accrued expenses due mainly to severance paid to former Biodel personnel.

Investing activities

Net cash provided by investing activities was $4.3 million for the year ended December 31, 2017 compared to $25.5 million for 2016.  The decrease was primarily due to the acquisition of cash in the Biodel Transaction completed in November 2016.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $45.8 million compared to $7.6 million for 2016.  The increase was primarily driven by our receipt of $48.5 million in net proceeds from a public offering completed in May 2017, partially offset by principal payments on a former loan facility.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements at least into 2021.  However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, timing of initiation, duration and any potential delays of the planned Phase 3 clinical trial of A4250;
•	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our RIAA with HCR or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. Additionally, if we need to raise additional capital to fund our operations, complete clinical trials, or potentially commercialize our product candidates, we may likewise seek to finance future cash needs through public or private equity or debt offerings or other financings. The necessary funding may not be available to us on acceptable terms or at all.

We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of March 1, 2018, approximately $25.2 million of securities remain available for issuance under this shelf registration statement, including up to $25.0 million of our common stock available for issuance pursuant to the at-the-market offering program sales agreement that we entered into with Cowen in October 2017, as described above.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation and the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles (GAAP). As discussed below, we have taken steps to remediate the material weaknesses.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

As of December 31, 2017, management has identified material weaknesses that are pervasive in our internal control processes and involve the control environment, risk assessment, control activity and monitoring components of the COSO framework.  Specifically, the material weaknesses relate to: an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.  Because of the material weaknesses described above, our management believes that, as of December 31, 2017, our internal control over financial reporting was not effective.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

We became a public company via a share exchange transaction completed in November 2016. Prior to that, our parent company was a private entity domiciled in the United Kingdom. We have historically not had the people, processes and systems in place in order to have operating controls over our financial statement close process appropriate for a public company.

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses, and significant progress has been made to date.  These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In particular, we:

•	hired a full-time chief financial officer in July 2016;

•	hired a controller in March 2017;

•	hired an accounting manager in March 2017;

•	hired a staff accountant in Sweden in September 2017;

•	are in the process of implementing a new accounting information system for fiscal year 2018;

•	are redesigning our accounting processes with the implementation of the new system;

•	are developing and are in the process of implementing formal policies and documentation procedures related to financial reporting; and

•	engaged additional external resources to support and supplement our existing internal resources.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting.  We expect that the material weaknesses will be remediated prior to the filing of our Annual Report on Form 10-K for the year ending December 31, 2018.  The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.  We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Albireo Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Albireo Pharma, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Albireo Pharma, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.  Management has identified material weaknesses related to: an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls. These material weaknesses are pervasive throughout the Company’s internal control processes and involve the control environment, risk assessment, control activity and monitoring components of the COSO framework.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preference shares and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 27, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2018

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our proxy statement for the 2018 annual meeting of stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2018 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and Proposal 2: Approval of 2018 Equity Incentive Plan in our proxy statement for the 2018 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2018 annual meeting of stockholders.

Item 14.	PRINICIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2018 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of this Annual Report on Form 10-K:
Item 15(a)(1) and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8-K (Exhibit 2.1)	7/13/2016	001-33451

3.1.1	Restated Certificate of Incorporation, as amended, of the Registrant.		S-3 (Exhibit 4.1.1)	10/13/2017	333-220958

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2011.		8-K (Exhibit 4.6)	5/19/2011	001-33451

3.1.3	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 26, 2012.		8-K (Exhibit 4.8)	6/27/2012	001-33451

3.2	Amended and Restated Bylaws of the Registrant.		S-8 (Exhibit 4.2)	7/6/2007	333-144407

4.1	Form of common stock certificate		10-K (Exhibit 4.1)	12/22/2016	001-33451

10.1*	Employment Agreement, dated as of July 27, 2015, by and between Albireo, Inc. and Ronald H.W. Cooper		8-K (Exhibit 10.3)	11/4/2016	001-33451

10.2*	Employment Agreement, dated as of February 14, 2008, by and between Albireo AB and Jan P. Mattsson, Ph.D.		8-K (Exhibit 10.4)	11/4/2016	001-33451

10.3*	Employment Agreement, dated as of August 4, 2016, by and between Albireo, Inc. and Thomas A. Shea.		8-K (Exhibit 10.5)	11/4/2016	001-33451

10.4*	Employment Agreement, dated as of September 6, 2016, by and between Albireo, Inc. and Paresh N. Soni, M.D., Ph.D.		8-K (Exhibit 10.6)	11/4/2016	001-33451

10.5*	Employment Agreement, dated as of November 28, 2016, by and between the Registrant and Martha J. Carter.		10-K (Exhibit 10.7)	12/22/2016	001-33451

10.6*	Employment Agreement, dated as of February 17, 2016, by and between Albireo, Inc. and Peter A. Zorn.		8-K (Exhibit 10.7)	11/4/2016	001-33451

10.7.1*	Employment Agreement, dated August 21, 2014, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	8/27/2014	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.7.2*	Amendment to Executive Employment Agreement, dated April 1, 2016, by and between the Registrant and Gary G. Gemignani.		8-K (Exhibit 10.1)	4/1/2016	001-33451

10.7.3*	General Release & Waiver Agreement, dated November 18, 2016, by and between the Registrant and Gary G. Gemignani.		10-K (Exhibit 10.9.3)	12/22/2016	001-33451

10.8.1*	Change of Control Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.12)	2/7/2007	333-140504

10.8.2	Executive Severance Agreement entered into between the Registrant and certain of its former executive officers.		S-1 (Exhibit 10.13)	2/7/2007	333-140504

10.8.3*	Amendment to Executive Severance Agreement and Change of Control Agreement, dated April 1, 2016, by and between the Registrant and Paul S. Bavier.		8-K (Exhibit 10.2)	4/1/2016	001-33451

10.8.4*	General Release & Waiver Agreement, dated November 15, 2016, by and between the Registrant and Paul S. Bavier.		10-K (Exhibit 10.10.4)	12/22/2016	001-33451

10.9.1*	Employment Agreement, dated March 26, 2010, between the Registrant and Errol B. De Souza.		8-K (Exhibit 10.1)	4/1/2010	001-33451

10.9.2*	General Release & Waiver Agreement, dated February 26, 2016, by and between the Registrant and Errol B. De Souza.		10-Q (Exhibit 10.1)	5/10/2016	001-33451

10.10*	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.1)	11/14/2017	001-33451

10.11*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.	X

10.12*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8-K (Exhibit 10.9)	11/4/2016	001-33451

10.13*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10-K (Exhibit 10.13)	12/22/2016	001-33451

10.14*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Biodel Transaction.		10-K (Exhibit 10.14)	12/22/2016	001-33451

10.15*	Replacement Stock Options granted to Peter A. Zorn in connection with the closing of the Biodel Transaction.		10-K (Exhibit 10.15)	12/22/2016	001-33451

10.16*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001-33451

10.17*	2010 Incentive Stock Option Agreement.		10-Q (Exhibit 10.2)	5/7/2010	001-33451

10.18*	2010 Non Statutory Stock Option Agreement.		10-Q (Exhibit 10.3)	5/7/2010	001-33451

10.19*	2010 Restricted Stock Unit Agreement.		10-Q (Exhibit 10.4)	5/7/2010	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.20*	Amended and Restated 2004 Stock Incentive Plan.		S-1/A (Exhibit 10.3)	3/27/2007	333-140504

10.21*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10-K (Exhibit 10.19)	12/21/2007	001-33451

10.22*	2005 Non-Employee Directors’ Stock Option Plan.		S-1/A (Exhibit 10.5)	3/27/2007	333-140504

10.23*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10-K (Exhibit 10.20)	12/21/2007	001-33451

10.24*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8-K (Exhibit 10.8)	11/4/2016	001-33451

10.25*	Nonemployee Director Compensation Policy.	X

10.26	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solution, Inc. and Biodel Inc.		8-K (Exhibit 10.1)	9/9/2016	001-33451

10.27.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.1)	3/27/2017	001-33451

10.27.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

			10-K (Exhibit 10.28.2)	3/27/2017	001-33451

10.27.3**	Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.3)	3/27/2017	001-33451

10.27.4***	Third Amendment to the License Agreement, dated as of December 7, 2017, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).	X

10.28***	Royalty Interest Acquisition Agreement, dated as of December 28, 2017, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.	X

10.29	Office Lease Agreement, dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	2/10/2017	001-33451

10.30	Sales Agreement, dated October 13, 2017, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	10/13/2017	001-33451

21.1	Subsidiaries.	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Chief Executive Officer.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.2	Certification of the Chief Financial Officer.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	INS XBRL Instance Document	X

	SCH XBRL Taxonomy Extension Schema Document.	X

	CAL XBRL Taxonomy Extension Calculation Linkbase Document.	X

	DEF XBRL Taxonomy Extension Definition.	X

	LAB XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***

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

ALBIREO PHARMA, INC.

Date: March 27, 2018	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	March 27, 2018
Ronald H.W. Cooper	(principal executive officer)

/s/ Thomas A. Shea	Chief Financial Officer and Treasurer	March 27, 2018
Thomas A. Shea	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	March 27, 2018
David Chiswell, Ph.D.

/s/ Julia R. Brown	Director	March 27, 2018
Julia R. Brown

/s/ Michael Gutch, Ph.D.	Director	March 27, 2018
Michael Gutch, Ph.D.

/s/ Roger A. Jeffs, Ph.D.	Director	March 27, 2018
Roger A. Jeffs, Ph.D.

/s/ Heather Preston, M.D.	Director	March 27, 2018
Heather Preston, M.D.

/s/ Davey S. Scoon	Director	March 27, 2018
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Albireo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preference shares and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 27, 2018

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,231	$29,931
Prepaid expenses and other assets	1,054	560
Other receivables	726	370
Total current assets	55,011	30,861
Equipment, net	178	21
Intangible assets	—	150
Goodwill	17,260	18,110
Other noncurrent assets	775	518
Total assets	$73,224	$49,660
LIABILITIES, CONVERTIBLE PREFERENCE SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade payables	$1,350	$972
Accrued expenses	6,105	7,548
Long-term debt, current portion	—	3,075
Warrants liability	—	844
Other liabilities	474	269
Total current liabilities	7,929	12,708
Other long-term liabilities	42	—
Total liabilities	7,971	12,708
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share — 30,000,000 and 200,000,000 authorized at December 31, 2017 and December 31, 2016; 8,902,784 and 6,292,644 issued and outstanding at December 31, 2017 and December 31, 2016	89	63
Additional paid in capital	114,522	61,338
Accumulated other comprehensive income	1,001	1,496
Accumulated deficit	(50,359)	(25,945)
Total stockholders’ equity (deficit)	65,253	36,952
Total liabilities, convertible preference shares and stockholders’ equity	$73,224	$49,660

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenue	$1	$11,364
Operating expenses:
Research and development	12,991	8,077
General and administrative	15,246	15,786
Other (income) expense, net	(3,659)	(205)
Total operating expenses	24,578	23,658
Operating loss	(24,577)	(12,294)
Interest income (expense), net	40	(1,319)
Non-operating income (expense), net	335	(2,675)
Net loss before income taxes	(24,202)	(16,288)
Income tax	212	62
Net loss	$(24,414)	$(16,350)
Net loss per share attributable to holders of common stock:
Basic and diluted	$(3.12)	$(13.19)
Weighted-average shares outstanding:
Basic and diluted	7,819,302	1,239,694

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016
Net loss	$(24,414)	$(16,350)
Other comprehensive income:
Foreign currency translation adjustment	(495)	692
Total other comprehensive (loss) income	(495)	692
Total comprehensive loss	$(24,909)	$(15,658)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preference Shares		Ordinary Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance—December 31, 2015	39,354,000	$520	265,560	$50	—	$—	$—	$804	$(9,595)	$(8,741)
Issuance of Ordinary A shares	—	—	42,726	6	—	—	34	—	—	$40
Issuance of warrants	—	—	—	—	—	—	39	—	—	$39
Issuance of Series C preference shares	9,708,740	9,655	—	—	—	—	—	—	—	$—
Conversion of 2014 and 2015 conversion loans	5,918,777	8,074	—	—	—	—	—	—	—	$—
Conversion of convertible preference shares and the 2014 and 2015 Convertible Notes to common stock	(54,981,517)	(18,249)	—	—	3,846,083	38	18,210	—	—	$18,248
Share exchange and adjustment for reverse acquisition	—	—	(308,286)	(56)	2,446,561	25	41,917	—	—	$41,886
Share based compensation expense	—	—	—	—	—	—	1,138	—	—	$1,138
Other comprehensive loss	—	—	—	—	—	—	—	692	—	$692
Net loss	—	—	—	—	—	—	—	—	(16,350)	$(16,350)
Balance—December 31, 2016	—	$—	—	$—	6,292,644	$63	$61,338	$1,496	$(25,945)	$36,952
Share based compensation expense							$3,700			$3,700
Exercise of options					50,309	$1	$384			$385
Exercise of warrants					29,831		$617			$617
Issuance of common stock, net of costs					2,530,000	$25	$48,483			$48,508
Other comprehensive loss								$(495)		$(495)
Net loss	—	—	—	—	—	—	—	—	(24,414)	$(24,414)
Balance—December 31, 2017	—	$—	—	$—	8,902,784	$89	$114,522	$1,001	$(50,359)	$65,253

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,414)	$(16,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and amortization of issuance costs	163	1,065
Depreciation and amortization	35	14
Noncash gain on foreign currency translation	(1,107)	—
Loss on settlement of 2014 Convertible Loans and 2015 Convertible Loans	—	2,095
Gain from the sale of IPR&D	(3,500)	—
Change in fair value of financial instruments	(251)	(13)
Stock-based compensation expense	3,700	1,138
Changes in operating assets and liabilities:
Trade receivables	28	1,246
Prepaid expenses and other current assets	(467)	(214)
Other receivables	(339)	(142)
Other non-current assets	(245)	183
Trade payables	263	(1,164)
Accrued expenses	(1,705)	3,214
Other liabilities	231	144
Other non-current liabilities	42	—
Net cash used in operating activities	(27,566)	(8,784)
Cash flows from investing activities:
Purchase of property, plant and equipment	(190)	(3)
Cash acquired in business combinations	—	25,483
Proceeds from sale of property, plant and equipment	4,500	—
Net cash provided by investing activities	4,310	25,480
Cash flows from financing activities:
Proceeds from issuance of Ordinary A shares	—	40
Proceeds from issuance of warrants, net of issuance costs	—	39
Proceeds from issuance of Series C preference shares	—	9,690
Proceeds from issuance of common stock	48,508	—
Proceeds from exercise of stock options	385	—
Payments of principal on borrowings	(3,055)	(2,157)
Net cash provided by in financing activities	45,838	7,612
Effect of exchange rate changes on cash and cash equivalents	718	503
Net increase in cash and cash equivalents	23,300	24,811
Cash and cash equivalents—beginning of period	29,931	5,120
Cash and cash equivalents—end of period	$53,231	$29,931
Supplemental disclosures of cash flow information:
Cash paid for interest	$178	$450
Settlement of derivative liabilities	—	2,343
Conversion of convertible preference shares and the 2014 and 2015 Convertible Notes to common stock	—	8,563
Value of shares issued to acquire Biodel	—	41,886
Cashless exercise of Kreos Warrants	617	—

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies and basis of presentation

Organization and Share Exchange

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product candidate, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. A4250, the Company’s Phase 3 lead product candidate, is in development initially for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children.

Prior to November 3, 2016, Parent’s name was Biodel Inc. (Biodel).  On that date, Biodel effected a 1-for-30 reverse stock split of its common stock (Reverse Stock Split) and completed a share exchange transaction with Albireo Limited, a limited company domiciled in London, United Kingdom, in accordance with the terms of an Amended and Restated Share Exchange Agreement (the Share Exchange Agreement), dated as of July 13, 2016, by and among Biodel, Albireo Limited and the shareholders and noteholders of Albireo Limited. Pursuant to the Share Exchange Agreement, each holder of shares or notes convertible into shares of Albireo Limited received newly issued shares of Biodel common stock and Albireo Limited became a wholly owned subsidiary of Biodel (the Biodel Transaction). Following completion of the Biodel Transaction, the business of Albireo Limited became the business of Parent and Parent changed its name to Albireo Pharma, Inc.

For accounting purposes, the Biodel Transaction was treated as a “reverse acquisition” and Albireo Limited was considered the accounting acquirer. Accordingly, these Consolidated Financial Statements reflect the historical results of Albireo Limited and its direct and indirect subsidiaries prior to completion of the Biodel Transaction and do not include the historical results of Biodel prior to completion of the Biodel Transaction. See Note 6. Except as provided in Note 9, all 2017 and 2016 share and per share information has been adjusted to reflect the exchange of shares in the Biodel Transaction based on an exchange ratio of 0.06999 and, where applicable, the Reverse Stock Split.

Basis of presentation

These Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).  Any reference in these Consolidated Financial Statements to common stock or options or warrants to purchase shares of common stock of the Company means the common stock or options or warrants to purchase shares of common stock of Parent. Any reference in these Consolidated Financial Statements to common stock means, for periods prior to November 3, 2016, Ordinary shares of Albireo Limited.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of Parent and its direct or indirect wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Consolidated Financial Statements.

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency). The functional currency for Parent, Albireo Security Corp. and Albireo, Inc. is the U.S. Dollar (USD), the functional currency for Albireo Limited, Elobix AB and Biodel UK Limited is the Euro, and the functional currency for Albireo AB is the Swedish Krona (SEK). The Company consolidates its financial statements in USD.

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

The results and financial position of the Company and its subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2017 and 2016;
b.

income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred;

c.	significant transactions use the exchange rate on the date of the transaction; and
d.

all resulting exchange differences arising from such translation are recognized directly in other comprehensive (loss) income and the cumulative impact is presented in accumulated other comprehensive income as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process.  On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, valuation allowances associated with deferred tax assets and, historically, warrant liability, which is estimated at fair value.  Actual results could materially differ from these estimates.

Segment information

The Company’s entire business is managed by a single management team, which reports to the chief executive officer.  The chief executive officer is the chief operating decision maker.  The Company has determined it has one operating segment as its chief operating decision maker allocates resources and assesses the performance of the business at this level.  Accordingly, the Company has one reporting segment, which is the research and development of novel treatments for liver and gastrointestinal diseases and disorders.

Cash and cash equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. For banks and financial institutions, only independent financial institutions with a high credit rating are utilized. The Company’s current license agreement is with an established and reputable pharmaceutical company and, historically, the Company has not had any material collection risk related to its accounts receivable.

Concentration of revenue and accounts receivable

The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broad factors in evaluating the sufficiency of its allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. There is no allowance for doubtful accounts as of December 31, 2017 or 2016.

Equipment, net

Equipment is stated at historical cost less depreciation and consists of computers, furniture and fixtures, and other equipment. Depreciation is computed using a straight-line method over the estimated useful lives. Computers and other equipment purchased for less than $2,000 or the equivalent thereof are expensed immediately.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other income (expense), net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset. There were no impairments recorded for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, the Company had a license agreement with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.), entered into in 2012, to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. The Company satisfied its material performance obligations under the agreement in 2012, upon the delivery of technical expertise and intellectual property rights to EA Pharma.

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

For the year ended December 31, 2017, the Company did not recognize any milestone-based revenue from EA Pharma.

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

Under the terms of the license agreement with EA Pharma, the Company was eligible as of December 31, 2017 to receive up to approximately (a) €13.3 million ($15.9 million based on the Euro to USD exchange rate at December 31, 2017) if specified regulatory events are achieved for elobixibat in Japan and (b) ¥3.5 billion ($31.1 million based on the Japanese Yen to USD exchange rate at December 31, 2017) if specified sales milestones are achieved for elobixibat following regulatory approval in any country in EA Pharma’s licensed territory.  Subsequently, in January 2018, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, triggering a milestone payment to the Company of €9.0 million ($11.2 million based on the Euro to USD exchange rate at January 31, 2018).

In December 2017, the Company entered into a royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties and sales milestones for elobixibat in Japan that may become payable by EA Pharma pursuant to the Company’s license agreement, up to a specified maximum amount, or cap amount, equal to 175% of the amount paid by HCR to the Company under the RIAA plus certain patent-related expenses (if such patent-related expenses become payable by HCR). In February 2018, after the end of the year ended December 31, 2017, the Company received $45 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. The RIAA also provides that, if the cap amount is reached, the Company will again become eligible to receive royalties and sales milestones for elobixibat from EA Pharma under the terms of the license agreement. In that event, the Company will recognize royalty revenue in the period of sale of elobixibat, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met. If EA Pharma does not successfully commercialize elobixibat in Japan, the Company may not receive any future payments under its RIAA with HCR or its license agreement with EA Pharma.

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values.

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the years ended December 31, 2017 and December 31, 2016, due to the lack of historical and implied volatility data of the Company’s common stock and equivalents, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded. The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

Due to the lack of sufficient historical data, the Company used the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the award, to determine the expected term of stock options. For periods prior to completion of the Biodel Transaction, the risk-free interest rate for periods within the expected term of the option were based on the United Kingdom Government Bond rate with a maturity date commensurate with the expected term of the associated award. For the periods after completion of the Biodel Transaction, the risk-free interest rate for periods within the expected term of the option is based on the United States Government Bond rate with a maturity date commensurate with the expected term of the associated award. In addition, it is assumed that the Company will not pay dividends in the near future.

The Company’s stock-based awards are subject to either service-based or service and performance-based vesting conditions. Prior to the Biodel Transaction, the Company issued certain stock options with exercise prices denominated in a foreign currency (Euro) that were required to be accounted for as liabilities. The Company accounted for liability-classified stock-based awards based on the then-current fair values at each financial reporting date. Changes in the amounts attributed to these awards between the reporting dates were included in the Consolidated Statement of Operations. On November 3, 2016, these stock options were replaced with stock options denominated in USD. The replacement was accounted for as a modification, and the post-modification awards are no longer liability-classified awards.

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

Temporary equity

The Series A and B preference shares of Albireo Limited prior to completion of the Biodel Transaction are classified outside of Stockholders’ Equity (Deficit) on the basis that the shares were redeemable upon a liquidation event that could be forced by the holders of preference shares through their voting rights on the Albireo Limited Board of Directors. Any undeclared dividends are not recognized until the time it becomes probable that the preference shares will be redeemable.  No dividends were recognized for either of the years ended December 31, 2017 or 2016.  All preference shares of Albireo Limited were converted into Ordinary shares that were exchanged for shares of common stock of the Company as part of the Biodel Transaction.

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

The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.  The Company paid $317,000 and $331,000 to the plans for the years ended December 31, 2017 and 2016, respectively.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $70,200 and $33,000 to the plan for the years ended December 31, 2017 and 2016, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2017 and 2016.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

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

For the years ended December 31, 2017 and 2016, common stock equivalents included convertible preference shares, stock options and warrants. The Company’s Convertible Loan Notes (see Note 11) were not included in common stock equivalents, as they were not readily convertible at the option of the respective holders.

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

An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances, both positive and mitigating. An entity shall consider the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount and place more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. If, after assessing the totality of events or circumstances, including those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

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

The Company conducts an impairment assessment on October 1 each year taking a qualitative evaluation approach to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill may not be recoverable.

Assessment for possible impairment of long-lived assets is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows related to a long-lived asset are less than the asset’s carrying value, an impairment charge is recognized for the difference between the estimated fair value and the carrying value.

Business combination adjustment

At the time of the Biodel Transaction in November 2016, the Company preliminarily estimated the fair value of Biodel’s in-process research and development (IPR&D) to be $150,000.  Subsequently, the Company continued to evaluate the IPR&D acquired, including the underlying patents, based on information available to the Company as of November 2016.  Upon a final evaluation of the IPR&D in 2017, the Company increased the acquisition date value of the IPR&D by $850,000 to $1.0 million and recorded a corresponding reduction to goodwill.  In October 2017, the Company entered into an asset purchase agreement pursuant to which it sold IPR&D for $4.5 million, which resulted in a gain recorded in other operating income.

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

In January 2016, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and other (Topic 350): Simplifying the test for goodwill impairments,” which eliminates step two from the goodwill impairment test.  The standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has early adopted this standard as of October 1, 2017.

Accounting pronouncements issued but not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU became effective for the Company on January 1, 2018 (for the Company’s 2018 fiscal year). The Company adopted this standard effective January 1, 2018 using the modified retrospective approach, whereby the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings.  The Company has evaluated this ASU and determined that it will have no cumulative adjustment on the date of adoption.

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

The following tables present the fair values for the Company’s financial instruments as well as the input levels used to determine these fair values as of December 31, 2017 and 2016. The Company values its current assets, which include trade and other receivables, and liabilities, which include advances from licensees and accounts payable, at historical cost, which approximates fair value. The fair value of the Loan Facility (see Note 11) was $3.4 million as of December 31, 2016.  The valuation method used to value the Loan Facility was the income approach.

On December 17, 2014, the Company executed a convertible loan instrument, which provided 1,251,000 €1.00 ($1.12) unsecured convertible loan notes (2014 Convertible Loans), denominated in Euros, and was subsequently amended on October 1, 2015. On October 1, 2015, the Company executed a convertible loan instrument which provided 5,000,000 $1.00, unsecured convertible loan notes (the 2015 Convertible Loans), denominated in USD. See Note 11 for a further understanding of these instruments. Immediately prior to completion of the Biodel Transaction on November 3, 2016, the conversion rights for the 2014 and 2015 Convertible Loans were exercised.

		Total Carrying Value on the Consolidated Balance Sheet		Fair Value Measurements
	Fair Value Level	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(in thousands)
Financial Instruments Recorded at Fair Value on a Recurring Basis
Current liabilities:
Warrants	3	$—	$844	$—	$844

	Derivative Liabilities		Warrants
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in thousands)
Financial Instruments with a Level 3 measurement
Balance, beginning	$—	$2,047	$844	$1,163
(Income) loss recognized in earnings	—	261	(227)	(294)
Purchases, sales, issues and settlements	—	(2,343)	(617)	—
Foreign currency (gains) losses	—	35	—	(25)
Transfers in (out)	—	—	—	—
Balance, ending	$—	$—	$—	$844

There were no transfers from one level to the other during the reporting periods.

Warrants

In connection with the Loan Facility, the Company issued to Kreos Capital IV (Expert Fund) Limited (Kreos Capital) detachable warrants with a right to acquire shares at €720,000 (the Warrants).  The Company recognized the Warrants at fair value at the time of execution of the Loan Facility and remeasured their fair value on a recurring basis thereafter. In connection with the Biodel Transaction, the Warrants were replaced with warrants to purchase 67,271 shares of the Company’s common stock at an exercise price of $11.78 per share (the Replacement Kreos Warrants).  The exchange was accounted for as a modification whereby the fair value of the Replacement Kreos Warrants was compared to the fair value of the Warrants immediately before the terms were modified, measured based on the market price of the common stock of the Company and other pertinent factors on the date of the modification. See Note 11 for a further description of the Warrants and Loan Facility.

Beginning with the quarter ended June 30, 2016, the Company estimated the fair value of the Warrants, primarily using the binomial method. The revision from December 31, 2015 was due to the execution of the agreement for the Biodel Transaction in 2016. The binomial method used assumptions that were based on the Warrants being exchanged for warrants exercisable for shares of the Company’s common stock.

The key assumptions used in the binomial method as of December 31, 2016 included the following:

December 31, 2016
Stock price	$17.73
Exercise price	$11.78
Term (in years)	1.00
Risk-free interest rate	0.85%
Volatility	83.4%

The fair value of the Replacement Kreos Warrants was determined to be $844,000 (€762,000) as of December 31, 2016.  This fair value was classified as a current liability because the Replacement Kreos Warrants were immediately exercisable.

On May 10, 2017, Kreos Capital notified the Company of its intent to exercise the Replacement Kreos Warrants on a “cashless” basis.  In conjunction with the exercise, the Company remeasured the fair value of the Replacement Kreos Warrants to be $617,000, immediately prior to the exercise.  The number of shares of the Company’s common stock issued in the cashless exercise, 29,831 shares, was determined by a formula specified in the warrant document.  The existing liability of the fair value at the date of exercise was reclassified to Additional paid in capital.

Under the binomial method, the fair value of the Replacement Kreos Warrants decreased by $227,000 and $294,000 for the year ended December 31, 2017 and 2016, respectively.

3.  Equipment, net

Equipment, net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Cost:
Equipment cost as of January 1,	$143	$142
Additions	190	3
Exchange differences	1	(2)
Equipment cost as of period end	334	143
Less:
Accumulated depreciation as of January 1	(122)	(108)
Depreciation for the period	(35)	(12)
Exchange differences	1	(2)
Accumulated depreciation as of period end	(156)	(122)
Total equipment, net	$178	21

Depreciation expense for the years ended December 31, 2017 and 2016 was $34,000 and $14,000, respectively.

4.  Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued bonuses	$1,717	$849
Accrued vacation pay	464	318
Accrued social security pay	217	1,461
Accrued professional fees	470	730
Accrued development costs	1,747	522
Accrued severance	152	2,864
Accrued other	1,338	804
Total accrued expenses	$6,105	$7,548

5.  Commitments and contingencies

Operating lease commitments

Parent is a party to an Office Lease Agreement with SHIGO 10 PO Owner LLC for approximately 5,116 rentable square feet in the building located at 10 Post Office Square, Boston, Massachusetts, which serves as Parent’s corporate headquarters.  The initial term of the lease is 62 months beginning on March 1, 2017.  Parent has the option to extend the lease one time for an additional 5-year period.  Following an initial two-month rent abatement period, Parent is obligated to make monthly rent payments in an amount that began at $20,997 and escalates by approximately 2% annually for the term of the lease.  In addition, Parent is responsible under the lease for specified costs and charges, including certain operating expense, utilities, taxes and insurance.

Albireo AB is a party to a 36-month building lease for approximately 5,100 square feet of office space in Gothenburg, Sweden. The lease does not have stated escalating rent clauses, except for changes in the Swedish Consumer Price Index (CPI).  The current quarterly payment under the lease is SEK 322,917 ($37,818 based on the SEK to USD exchange rate as of December 31, 2017). The current term of the lease expires in November 2019, but renews automatically thereafter for consecutive three-year terms unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to Albireo AB’s right to terminate the lease at any time upon six months’ notice.

As of December 31, 2017, future minimum commitments under facility operating leases were $1.2 million.

Year ended December 31,	(in thousands)
2018	331
2019	260
2020	266
2021	271
2022	91
Total Minimum Commitments	$1,219

Rent expense recognized under the Company’s operating leases was $394,000 and $122,000 for the years ended December 31, 2017 and 2016, respectively.

Agreements with CROs

As of December 31, 2017, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, may be required to make future payments of up to $18.8 million upon the completion of contracted work.

Other Commitments

In connection with the spin-off from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, the inventor is entitled upon the initial launch of a pharmaceutical product that constitutes an IBAT-inhibitor in specified countries, including Japan, to a one-time “launch fee” payment of SEK 4.0 million ($487,000, based on the SEK to USD exchange rate at December 31, 2017).

6.  Business Combination

On November 3, 2016, the Company completed the Biodel Transaction pursuant to the Share Exchange Agreement. Subsequent to the Biodel Transaction, the Company is under the leadership of the former management team of Albireo Limited and its board of directors was comprised of two former directors of Biodel and five former directors of Albireo Limited.

In the Biodel Transaction, Biodel issued to the former holders of shares of Albireo Limited an aggregate of 4,154,369 shares of Biodel common stock, representing approximately two-thirds of the combined organization’s common stock outstanding at the completion of the Biodel Transaction. The number of shares of Biodel common stock issued was determined based on a negotiated exchange ratio of 0.06999. In addition, in accordance with the terms of the Share Exchange Agreement, all outstanding options or warrants to purchase Albireo Limited shares immediately prior to the Biodel Transaction were converted into options to purchase 351,550 shares of Biodel common stock.

The Biodel Transaction was accounted for as a “reverse acquisition” pursuant to which Albireo Limited was considered the accounting acquirer. As such, these Consolidated Financial Statements reflect the historical results of Albireo Limited prior to completion of the Biodel Transaction and do not include the historical results of Biodel prior to completion of the Biodel Transaction.

Transaction Costs

The Company incurred costs related to the Biodel Transaction, which were expensed in the period ended December 31, 2016. The expensed transaction costs include:

(in thousands)
Legal fees	1,187
Accounting fees	653
Advisory fees	2,031
Termination and severance	1,749
Total Transaction Costs	$5,620

In addition to the Biodel Transaction-related costs described above, the Company also recorded general and administrative expense of $1.2 million for the period ended December 31, 2016 associated with a lease termination payment obligation incurred for Biodel’s corporate offices in Danbury, Connecticut.

Purchase Consideration and Net Assets Acquired

The fair value of Biodel common stock used in determining the purchase price was $19.50 per share, the closing price on November 3, 2016. The acquisition-date fair value of the outstanding stock options of Biodel is included in the purchase consideration based on the amount attributable to services provided by the Biodel employees prior to the Biodel Transaction, calculated using the Black-Scholes option pricing model. In accordance with the change of control provisions, all Biodel options vested on November 3, 2016. Assumptions used in Black-Scholes calculations during such periods included: volatility ranging from 75.7% to 79.0%; risk-free interest rates ranging between 0.64% and 0.72%; and the expected terms ranging from 1.0 to 1.5 years.

The purchase price is as follows:

(in thousands)
Fair value of Biodel shares outstanding	$41,696
Fair value of Biodel stock options	242
Purchase price	$41,938

The following presents the final allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$25,483
Other current assets	701
Intangible assets	1,000
Goodwill	17,260
Accounts payable and accrued liabilities	(2,215)
Other current liabilities	(286)
Warrant liabilities	(5)
Total net assets acquired	$41,938

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

The excess purchase consideration over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but tested for impairment on an annual basis or when an indicator for impairment exists. The goodwill recorded is not tax deductible since the Biodel Transaction was structured as a tax-free exchange.

The following table summarizes the Company’s goodwill activity:

(in thousands)
Goodwill at January 1, 2016	$—
Goodwill resulting from share exchange	18,110
Goodwill at December 31, 2016	$18,110
Purchasing accounting adjustment	(850)
Goodwill at December 31, 2017	$17,260

7.  Net loss per share

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Year Ended
	December 31,
	2017	2016
Basic and Diluted EPS:
Numerator
Net loss	$(24,414)	$(16,350)
Net loss attributable to holders of common stock	$(24,414)	$(16,350)
Denominator
Weighted average number of shares	7,819,302	1,239,694
Number of shares used for basic and diluted EPS computation	7,819,302	1,239,694
Basic and Diluted EPS	$(3.12)	$(13.19)

The following weighted-average outstanding common stock equivalents were excluded from the computation of Diluted EPS for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2017	2016
Convertible preference shares (on an as-converted basis)	—	2,317,898
Warrants to purchase convertible preference shares (on an as-converted basis)	—	6,946
Kreos Warrants to purchase common stock	—	67,271
Options to purchase to common stock	889,934	390,155

8.  Income taxes

Effects of the Tax Cuts and Job Act

On December 22, 2017, The Tax Cuts and Job Act (the Tax Act) was signed into U.S. law.  The Tax Act significantly changes the Internal Revenue Code of 1986, as amended (the Code).  Changes under the new tax law include a reduction in the federal corporate tax rate from 34% to 21%, limitations or eliminations to certain tax deductions, and usage of tax benefits in the future.  The Company has re-measured its assets and liabilities associated with such future tax benefits in the current year and recognized a decrease in its deferred tax asset of $939,000.  This reduction in the deferred tax asset has been offset by a coinciding reduction in the associated valuation allowance, resulting in no net impact.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. As the Tax Act was passed late in 2017 and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting to be preliminary due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. SAB 118 provides that the measurement period is complete when a company's accounting is complete and that in no circumstances should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

Corporate Tax Rate Reduction

The Tax Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Code, the Company will utilize this rate for its 2017 deferred tax asset and any future reversals. The Company recorded provisional charges for the re-measurement of the deferred tax assets of $939,000 to its income tax expense related to long-term deferred tax assets for the year ended December 31, 2017.  The change had no impact on the Company’s financial statements due to a reduction of the valuation allowance.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax (the Transition Tax) is a tax on previously untaxed accumulated earnings and profits (E&P) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on preliminary estimates, the Company recorded a provisional Transition Tax obligation of $0.  This is due to Parent’s foreign subsidiaries being in a net E&P deficit at December 31, 2017.

Former Code Section 162(m)

Prior to the enactment of the Tax Act, Section 162(m) of the Code provided for a $1 million limitation on deductible compensation for certain covered employees of SEC filers that traded on an exchange. The definition of compensation did not include amounts related to certain performance-based compensation items. The Tax Act eliminates the exception for all performance-based compensation, including bonuses, stock options and restricted stock. In addition, the term “covered employees” was expanded to additional employees, including the chief financial officer. The new provisions require an analysis of deferred tax assets related to stock compensation to determine whether those assets are more likely than not to be realized, or whether they need to be written off at December 31, 2017.  Based on preliminary estimates, the Company does not believe there is any limitation under this provision.

Bonus Depreciation/Immediate Expensing

For the period of September 27, 2017 through December 31, 2023, companies are allowed to claim 100% bonus depreciation on certain qualified property placed into service.  Since the enactment impacts assets placed into service during a period of time for the year ended December 31, 2017, companies may need to recognize the deduction in the current year provision at the enacted tax rate for 2017 (35%) and the related deferral at the enacted tax rate for 2018 (21%).  The Company expects to opt out of any bonus deprecation on post September 27, 2017 assets.  Any and all deferred tax asset/liability related to the difference in depreciation has been determined using the newly enacted tax rates.

The Company has had an overall net operating loss position since its inception.

For the years ended December 31, 2017 and 2016, the components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016
U.S.	$(2,031)	$(5,555)
Foreign	(22,171)	(10,733)
Total	$(24,202)	$(16,288)

The components of income tax (benefit) for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current tax expense:
Federal	$(1)	50
State	$(12)	12
Foreign	225	—
Total	$212	$62
Deferred tax benefit:
Federal	$—	$—
State	—	—
Foreign	—	—
Total	$—	$—
Total provision for income taxes	$212	$62

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016
U.S. statutory income tax rate	34%	34%
Non-deductible interest expense	—	(6%)
Kreos warrant replacement	—	(2%)
Stock compensation	(2%)	—
Permanent differences	—	(1%)
State taxes, net of federal tax effect	—	2%
Change in valuation allowance	125%	(20%)
Write off of disallowed recognized built in loss	(143%)	—
Change in U.S. tax rate	(4%)	—
Foreign tax rate differences	(11%)	(7%)
Other items	1%	—
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Tax loss carryforwards	$21,653	$15,420
Capitalized expenses	—	36,254
Research and development credits	127	140
Accrued expenses	295	1,088
Stock compensation	825	383
Other	35	43
Total gross deferred tax assets	22,935	53,328
Valuation allowance	(22,910)	(53,257)
Total deferred tax assets	25	71
Deferred tax liabilities:
Intangible assets	$25	$40
Temporary difference on financial instruments	—	31
Total deferred tax liabilities	25	71
Net deferred tax assets	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has reserved against its deferred tax assets at December 31, 2017 and 2016.  The Company had approximately $22.9 million and $53.3 million in valuation allowances recorded against its deferred tax assets as of December 31, 2017 and 2016, respectively.  The Company recorded a benefit of $30.2 million due to the change in valuation allowance for the year ended December 31, 2017 and an expense of $3.2 million for the change in valuation allowance for the year ended December 31, 2016.

In connection with the Company’s 2017 sale of legacy Biodel IPR&D, the Company realized a previous unrealized built-in loss related to capitalized research expenses and wrote-off the remaining tax basis of $88.4 million, which, when tax effected is $34.7 million.

Total net deferred taxes are classified as follows (in thousands):

	As of December 31,
	2017	2016
Noncurrent deferred tax assets	$—	$—
Noncurrent deferred tax liabilities	—	—

As of December 31, 2017, deferred tax assets related to net operating loss (NOL) carryforwards were $21.7 million, which may be used subject to certain limitations to offset future taxable income, if any.  The NOL includes approximately $14.6 million for U.S. federal tax purposes and $146.0 million for U.S. state tax purposes. These loss carryforwards expire between 2024 and 2036. Additional NOL of approximately $43.8 million were generated in various non-U.S. jurisdictions and will not expire.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Code and similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Code Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three‑year period. During 2016, the Company completed an analysis to assess and concluded that an ownership change within the meaning of Code Section 382 occurred. The analysis has not yet been updated beyond 2016.

The Company also has state research and development credit carryforwards of approximately $160,000, which expire commencing in fiscal 2022. A valuation allowance has been established on the NOL carryforward and research and development credits as it is uncertain as to whether future taxable income will be generated.

The Company’s policy is for any earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings, if any.

Uncertain tax positions

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2017 and 2016, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest or penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Massachusetts, as well as United Kingdom and Sweden. There have been no uncertain tax benefits recognized, or related interest or potential penalties, as of December 31, 2017 or 2016. The Company’s tax returns may be examined for certain tax jurisdictions back to December 31, 2014.

9.  Stockholders’ equity

Preferred Stock

As of December 31, 2017, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Common Stock

Prior to the closing date of the Biodel Transaction, Albireo Limited had collectively 308,286 Ordinary shares and Ordinary A shares outstanding (pre-exchange ratio 4,404,817 Ordinary shares and Ordinary A shares).  In conjunction with the Biodel Transaction:

•

immediately prior to completion of the Biodel Transaction, Albireo Limited received an investment of $10.0 million in exchange for 9,708,740 Series C preference shares from certain of its existing shareholders;

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

Financing

On May 30, 2017, the Company completed an underwritten public offering of 2,530,000 shares of its common stock, which included the full exercise of the underwriter’s option to purchase 330,000 shares to cover overallotments, at a price to the public of $20.50 per share.  The Company received net proceeds from this offering of $48.5 million, after deducting underwriting discounts, commissions and offering expenses.

10.  Stock-based Compensation

On November 3, 2016, the Albireo Pharma, Inc. 2016 Equity Incentive Plan (the 2016 Equity Plan) was approved by the Company’s stockholders.  The 2016 Equity Plan replaced Biodel’s 2010 Stock Incentive Plan, as amended (the 2010 Plan), in connection with completion of the Biodel Transaction.  The 2016 Equity Plan authorized the issuance of up to 635,000 shares, plus up to 249,059 shares issued if awards outsanding under the 2010 Plan were cancelled, forfeited or expired on or after the Biodel Transaction.  All stock options outstanding under the 2010 Plan remain in full force and effect pursuant to their terms and the terms of the 2010 Plan.

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

Prior to completion of the Biodel Transaction, Albireo Limited adopted a share option plan on March 18, 2016, providing for the grant of share options to employees, consultants, officers and directors of Albireo Limited or its subsidiaries (the Pre-Transaction Plan). The Pre-Transaction Plan was amended by Albireo Limited on April 18, 2016. Pursuant to the terms of the Pre-Transaction Plan and prior to completion of the Biodel Transaction, Albireo Limited issued or granted options to purchase 246,666 Ordinary A shares. These options were classified as a liability on the basis that they were granted in a currency other than the functional currency of the employing entity of the recipients and were subject to revaluation until exercised or forfeited. The options were replaced with options to purchase shares of the Company’s common stock in conjunction with the Biodel Transaction. The replacement was accounted for as a modification whereby the fair value of the replacement awards was compared to the fair value of the original award immediately before the terms were modified, measured based on the market price of the common stock of Biodel and other pertinent factors on the date of the modification. The options were then classified as equity awards with the liability reclassified to Additional paid in capital.

The Company recognized stock-based compensation expense for employees in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2017	2016
General and administrative	$3,406	$1,138
Research and development	294	—
Total stock-based compensation	$3,700	$1,138

A summary of the outstanding stock options as of December 31, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2016	694,869	$26.71	7.35	$6,435
Granted	448,650	$21.44	—	$—
Expirations	(57,849)	$170.04	—	$—
Exercises	(50,309)	$7.64	—	$—
Outstanding—December 31, 2017	1,035,361	$17.78	8.71	$11,896
Exercisable—December 31, 2017	365,933	$17.20	8.25	$5,965
Vested or expected to vest at—December 31, 2017	1,015,939	$17.73	8.25	$11,408

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of December 31, 2017.

As of December 31, 2017, the total unrecognized compensation expense related to unvested options was $8.9 million, which the Company expects to recognize over a weighted average vesting period of 2.7 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of share option awards was estimated with the following assumptions:

	As of December 31, 2017	As of December 31, 2016
Price per share of common stock	$17.05-$26.12	$1.00-$29.76
Expected term (in years)	5.2-6.9	4.7-6.0
Risk-free interest rate	1.9-2.3%	1.03%-2.0%
Expected volatility	69.5-78.4%	81.0%-83.4%
Dividend rate	0%	0%

The Company recorded additional stock-based compensation expense of $788,000 in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2017.  The additional expense was attributable to the correction of an understatement of expense recorded for the year ended December 31, 2016 due to the use of incorrect service periods for stock options.

11.  Long-term debt

	December 31, 2017	December 31, 2016
	(in thousands)
Long-term debt, including current portion:
Loan Facility	$—	$3,075
2014 Convertible Loans	—	—
2015 Convertible Loans	—	—
Total debt	—	3,075
Less: current portion	—	(3,075)
Long-term debt	$—	$—

Loan Facility

The Company (in particular, Albireo Limited) executed a loan agreement (Loan Facility) with Kreos Capital IV (UK) Limited (Kreos UK) in December 2014, at which time the Company borrowed €6.0 million ($7.3 million). The Loan Facility had a term of 36 months with principal and interest payable monthly, with an annual interest rate of 11.5%.  In addition, the Company was required to make an end-of-loan payment equal to 1.25% of the amounts lent by Kreos UK.  The amount outstanding as of December 31, 2017 was $0, as the Loan Facility has been paid in full.  The amount outstanding as of December 31, 2016 was $3.1 million (€2.9 million).  The Company paid $178,000 and $552,000 in interest on the Loan Facility for the years ended December 31, 2017 and 2016, respectively.

The debt was paid in full during 2017 and therefore there was no remaining debt discount as of December 31, 2017. Interest expense included $161,000 and $907,000 of discount accretion for the years ended December 31, 2017 and 2016, respectively.

In May 2017, Kreos Capital exercised the Replacement Kreos Warrants in full on a “cashless” basis.  The number of shares of the Company’s common stock issued in the cashless exercise, 29,831 shares, was determined by a formula specified in the warrant document.

2015 Convertible Loans

In connection with the Biodel Transaction, the 2015 Convertible Loans were converted into 297,372 shares of the Company’s common stock based on a conversion price of $19.50.  The carrying value of the debt at the time of conversion was $2.1 million and the fair value of the derivative liabilities was $1.8 million.  The fair value of the shares received at conversion was $5.8 million.  The difference between the fair value of the shares and the carrying value of the debt plus the fair value of the derivative liabilities was $1.9 million, which was recognized as a loss on conversion and recorded in Other income and expense for the year ended December 31, 2016.

2014 Convertible Loans

In connection with the Biodel Transaction, the 2014 Convertible Loans were converted into 116,883 shares of the Company’s common stock based on a conversion price of $19.50.  The carrying value of the debt at the time of conversion was $1.0 million and the fair value of the derivative liabilities was $545,000.  The fair value of the shares received at conversion was $2.3 million.  The difference between the fair value of the shares and the carrying value of the debt plus the fair value of the derivative liabilities was $732,000, which was recognized as a loss on conversion and recorded in Other income and expense for the year ended December 31, 2016.

12.  Subsequent Events

Underwritten Public Offering

In January 2018, the Company completed an underwritten public offering of 2,265,500 shares of its common stock at a price to the public of $33.00 per share.  The Company’s net proceeds from the offering, after underwriting discounts, commissions and offering expenses, were approximately $69.9 million.

Royalty Monetization

In December 2017, the Company entered into the RIAA with HCR.  Pursuant to the RIAA, HCR agreed, subject to customary closing conditions, to pay to the Company (specifically, Elobix AB) $45 million if elobixibat was approved in Japan by the MHLW and an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. The MHLW approved a new drug application for elobixibat for the treatment of chronic constipation in January 2018. The Company’s net proceeds from the initial payment received in February 2018, net of certain transaction expenses, were $44.8 million.

Milestone Payment

In January 2018, the MHLW approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, triggering a milestone payment to the Company of €9.0 million ($11.2 million based on the Euro to USD exchange rate at January 31, 2018).

At-the-Market Sales

In October 2017, the Company entered into an at-the-market offering program Sales Agreement with Cowen and Company, LLC (Cowen) relating to the sale of shares of the Company’s common stock having an aggregate offering price of up to $50.0 million from time to time through Cowen, acting as its agent. In February 2018, the Company sold an aggregate of 728,862 shares of common stock pursuant to the sales agreement and received proceeds, net of offering expenses, of approximately $24.2 million.