Form 10-Q
period 2018-06-30
ALBIREO PHARMA, INC.
filed 2018-08-09
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 11,969,928 shares of common stock, $0.01 par value per share, outstanding.

Albireo Pharma, Inc.

Page

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	5
Condensed Consolidated Balance Sheets (unaudited) at June 30, 2018 and December 31, 2017	5
Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2018 and 2017	6
Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the Three and Six Months Ended June 30, 2018 and 2017	7
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2018 and 2017	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including our Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, our double blind Phase 3 clinical trial of A4250 in patients with PFIC or related extension study, or any other trials that will be required to obtain marketing approval for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 to treat bile acid malabsorption, or BAM;

•

whether favorable findings from clinical trials of A4250 to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our Phase 3 PFIC program for A4250;

•

whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of the Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of A4250 in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for completion of, or for availability of data from, the trials comprising the Phase 3 PFIC program for A4250, and the outcomes of such trials;
•	delays or other challenges in the recruitment of patients for the Phase 3 trial of A4250;

•

whether we will receive a rare pediatric disease priority review voucher for A4250 from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for A4250, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2020;

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

•	the success of competing third-party products or product candidates;
•	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
•	our ability to expand and protect our intellectual property estate;
•	regulatory developments in the United States and other countries;
•	our ability to fully remediate our identified internal control material weaknesses by our planned timeframe;
•	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
•	our ability to attract and retain key personnel; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this quarterly report represents our views only as of the filing date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,228	$53,231
Prepaid expenses and other assets	610	1,054
Other receivables	2,406	726
Total current assets	186,244	55,011
Property and equipment, net	210	178
Goodwill	17,260	17,260
Other noncurrent assets	422	775
Total assets	$204,136	$73,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,020	$1,350
Accrued expenses	4,353	6,105
Other liabilities	541	474
Total current liabilities	7,914	7,929
Liability related to sale of future royalties	46,736	—
Long-term liabilities	39	42
Total liabilities	54,689	7,971
Stockholders' Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at June 30, 2018 and December 31, 2017; 11,957,491 and 8,902,784 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	120	89
Additional paid in capital	211,140	114,522
Accumulated other comprehensive income	4,768	1,001
Accumulated deficit	(66,581)	(50,359)
Total stockholders’ equity	149,447	65,253
Total liabilities and stockholders’ equity	$204,136	$73,224

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$730	$1	$11,932	$2
Operating expenses:
Research and development	6,411	2,962	12,562	5,774
General and administrative	4,238	3,713	8,366	6,925
Other operating (income) expense, net	487	(65)	1,991	9
Total operating expenses	11,136	6,610	22,919	12,708
Operating loss	(10,406)	(6,609)	(10,987)	(12,706)
Interest income (expense), net	(1,666)	(152)	(2,682)	(401)
Other income (expense), net	(2,531)	585	(2,553)	260
Net loss before income taxes	(14,603)	(6,176)	(16,222)	(12,847)
Income tax	—	—	—	—
Net loss	$(14,603)	$(6,176)	$(16,222)	$(12,847)
Net loss per share - basic and diluted	$(1.22)	$(0.86)	$(1.42)	$(1.91)
Weighted average shares outstanding - basic and diluted	11,938,357	7,171,610	11,417,463	6,734,555

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(14,603)	$(6,176)	$(16,222)	$(12,847)
Other comprehensive loss:
Foreign currency translation adjustment	2,573	389	3,767	(90)
Total other comprehensive income (loss)	2,573	389	3,767	(90)
Total comprehensive loss	$(12,030)	$(5,787)	$(12,455)	$(12,937)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,222)	$(12,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	2,028	—
Accretion of debt discount and amortization of issuance costs	—	301
Depreciation and amortization	22	13
Change in fair value of financial instruments	—	(251)
Stock-based compensation expense	2,244	2,051
Unrealized foreign exchange (gain) loss	6,718	—
Changes in operating assets and liabilities:
Trade receivables	(754)	27
Prepaid expenses and other current assets	432	94
Other receivables	(1,055)	(292)
Other non current assets	354	(12)
Trade payables	1,867	280
Accrued expenses	(2,223)	(3,864)
Other liabilities and long-term liabilities	70	29
Other non current liabilities	—	43
Net cash used in operating activities	(6,519)	(14,428)
Cash flows from investing activities:
Purchase of property, plant and equipment	(61)	(146)
Net cash used in investing activities	(61)	(146)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	94,149	48,508
Proceeds from royalty agreement	44,525	—
Exercise of options	255	62
Payments of principal on borrowings	—	(1,648)
Net cash provided by financing activities	138,929	46,922
Effect of exchange rate changes on cash and cash equivalents	(2,352)	319
Net increase in cash and cash equivalents	129,997	32,667
Cash and cash equivalents—beginning of period	53,231	29,931
Cash and cash equivalents—end of period	$183,228	$62,598
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$136
Shares issued upon cashless exercise of Kreos warrants	—	617

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product candidate, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation.  We also anticipate commencing a development program with elobixibat in nonalcoholic steatohepatitis or NASH.  A4250, the Company’s Phase 3 lead product candidate, is in development initially for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year.  The condensed consolidated financial statements are prepared on a basis consistent with prior periods except for the adoption of the new revenue recognition standard discussed below.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of June 30, 2018 and December 31, 2017;
b.	income and expenses for each statement of comprehensive income (loss) are translated at the average exchange rate for the applicable period;
c.	significant transactions use the closing exchange rate on the date of the transaction; and
d.	all resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

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

Revenue recognition

In 2012, the Company entered into a license agreement (the Agreement) with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.) to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. In conjunction with the Agreement, the Company granted EA Pharma an exclusive license to its intellectual property for development and commercialization activities in the designated field and territories. The Company is entitled to payments resulting from pharmaceutical ingredient or related procurement services if provided as part of a development plan. Revenue related to these payments is recorded on a net basis; in this instance, the Company acts as an agent, as it does not have discretion to change suppliers and does not perform any part of the services or manufacture of the subject pharmaceutical ingredients.  The costs associated with these activities are netted against the related revenue in the condensed consolidated statements of operations.

In 2012, EA Pharma made an upfront cash payment to the Company of €10.0 million under the Agreement. The parties amended the agreement in April 2016, pursuant to which EA Pharma made an additional cash payment to the Company of $8.0 million.  As of June 30, 2018, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of €4.3 million ($5.0 million based on the Euro to USD exchange rate as of June 30, 2018) if a specified regulatory event is achieved for elobixibat.  In December 2017, the Company executed a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) relating to certain royalties and sales milestone payments due under the Agreement and which is detailed below. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The Company assessed this arrangement in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and concluded that the contract counterparty, EA Pharma, is a customer. The Company identified the following material promises under the arrangement: (1) a sub-licensable and exclusive license to use the Company’s intellectual property and collaboration compounds to conduct development and commercialization activities in the designated fields and territories and (2) the technology transfer of the Albireo intellectual property and compound. Participation on the joint development committee (“JDC”) and joint commercialization committee (“JCC”) was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. The license was determined to not be distinct from the technology transfer; as such, the Company determined that these promises should be combined into a single performance obligation.

Under the Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. At the outset of the arrangement, the transaction price included only the €10.0 million upfront consideration received, and was increased to include the $8.0 million received in conjunction with the 2016 amendment. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained. In April 2013, December 2015, and October 2016, various development milestone events were achieved, and the Company recognized revenue related to these events; because the Company previously satisfied its performance obligation to deliver the license, the Company recorded these milestone payments as received. The Company will reevaluate the transaction price at the end of each reporting period and as other uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In January 2018, the Japanese Ministry of Health Labour and Welfare (MHLW) approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, for which the Company received a milestone payment of $11.2 million. Based on the regulatory approval, the Company determined that the milestone was no longer at risk of significant reversal. As such, because the single performance obligation had previously been satisfied, the Company recognized this amount in full in the first quarter of 2018 and there was no deferred revenue or contract asset as of June 30, 2018.

Monetization of Future Royalties

In December 2017, the Company executed the RIAA with HCR pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date.  The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement.  The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma.  Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue.  The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation) in the balance sheet at June 30, 2018.  The royalty obligation will be amortized using the effective interest rate method, based on the Company's best estimate of the time it will take to reach the capped amount. The following table shows the activity within the liability account during the period from the inception of the royalty transaction in December 2017 to June 30, 2018:

June 30, 2018
(in thousands)
Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties, net	44,525
Unrealized foreign currency (gain)/loss on remeasurement of the liability	2,440
Foreign currency translation (gain)/loss	(2,418)
Accretion of interest expense on liability related to royalty monetzation	2,919
Liability related to sale of future royalties—ending balance	$47,466
Less current portion classified within other current liabilities	(730)
Net ending Liability related to sale of future royalties	$46,736

The Company records estimated royalties to accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR.  As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company's best estimate of the time it will take to reach the cap amount. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company's estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.15%. The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company's control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments, reduced non-cash royalty revenues and reduced non-cash interest expense over the life of the royalty obligation.

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

Recently adopted accounting pronouncements

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

As a result of adopting ASC 606 on January 1, 2018, the Company did not record any cumulative changes in the current period, as the performance obligation related to the Agreement with EA Pharma was fully satisfied in 2012.  Additionally, there was no difference in the revenue recognized or costs recorded in the six months ended June 30, 2018 as what would have been recognized or recorded under ASC 605.

In September 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  The Company has adopted this standard as of January 1, 2018 and determined there is no impact of this standard on the Company’s condensed consolidated financial statements as of the date of the adoption.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” (ASC 718), which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  The Company has adopted this standard as of January 1, 2018 and determined there is minimal impact on the Company’s condensed consolidated financial statements.

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

2.  Commitments and contingencies

Operating lease commitments

As of June 30, 2018, future minimum commitments under facility operating leases were $1,088,000.

Rent expense recognized under the Company’s operating leases was $204,000 and $185,000 for the six months ended June 30, 2018 and 2017, respectively.

Agreements with CROs

As of June 30, 2018, the Company had various agreements with CROs for the conduct of specified research and development activities.  Based on the terms of the respective agreements, the Company may be required to make future payments of up to $17.6 million to CROs upon the completion of contracted work.

Other Commitments

In connection with the spin-off of Albireo Limited from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, in April 2018, the Company was required to pay a one-time “launch fee” of $457,000.

3.  Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share, or Diluted EPS, is calculated by dividing the net loss by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted EPS:
Numerator
Net loss	$(14,603)	$(6,176)	$(16,222)	$(12,847)
Denominator
Weighted average number of shares	11,938,357	7,171,610	11,417,463	6,734,555
Basic and Diluted EPS	$(1.22)	$(0.86)	$(1.42)	$(1.91)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three and six months ended June 30, 2018 and 2017 because including them would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	1,393,297	767,662	1,393,297	767,662

4.  Income taxes

The Company did not record a tax provision or benefit for the three months or six months ended June 30, 2018 or 2017.  The Company has continued to maintain a full valuation allowance against its net deferred tax assets.  The Company has had an overall net operating loss position since its inception.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC Topic 740, Income Taxes. Although no changes were made to provisional amounts during the three or six months ended June 30, 2018, the Company will continue to refine its estimates related to the new legislation as clarifying guidance and interpretations are issued and the Company’s 2017 tax returns are completed.

5.  Stock-based Compensation

The Company recognized stock-based compensation expense for employees of $1.1 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

A summary of the outstanding stock options as of June 30, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2017	1,035,361	$17.78	8.71	$11,896
Granted	486,050	$31.12	—	$—
Expirations/forfeitures	(42,491)	$41.93	—	$—
Exercises	(60,345)	$4.23	—	$—
Outstanding—June 30, 2018	1,418,575	$21.94	8.47	$20,587
Exercisable—June 30, 2018	444,425	$15.72	7.03	$10,142
Vested or expected to vest at—June 30, 2018	1,399,153	$22.23	8.48	$19,917

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for its product candidate A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of June 30, 2018.

As of June 30, 2018, the total unrecognized compensation expense related to unvested options was $17.1 million, which the Company expects to recognize over a weighted average vesting period of 2.6 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of stock option awards granted during the three and six months ended June 30, 2018 was estimated with the following assumptions:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Price per share of common stock	$30.68-$32.53	30.68-32.57
Expected term (in years)	5.5-6.0	5.3-6.0
Risk-free interest rate	2.8	2.6-2.8
Expected volatility	84.7-86.9	84.7-86.9
Dividend rate	0%	0%

6.  Financings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 in item 1A of Part II of this quarterly report or in other filings that we make with the SEC.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and enrolled the first patient in our Phase 3 clinical trial of A4250 in patients with PFIC in May of 2018.  In June of 2018, the FDA granted a rare pediatric disease designation to A4250, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for A4250.  In addition to PFIC, we plan to consider conducting future clinical development of A4250 as a treatment for one or more other pediatric cholestatic liver diseases and disorders. Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and which for we anticipate conducting a Phase 2 clinical trial of as a treatment for nonalcoholic steatohepatitis, or NASH, and A3384, which is a product candidate to treat bile acid malabsorption.  In June 2018, the Company was granted a patent for a method of using elobixibat to treat NASH in both the US and Europe. We also have a preclinical program in NASH.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography.  PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Benign recurrent familial intrahepatic cholestasis, or BRIC, is a disease that is caused by the same genetic defect, and patients who manifest the same symptoms as PFIC but their symptomatology tends to be episodic in nature. BRIC has also been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC together with BRIC to be approximately 8,000 to 10,000 patients in the U.S. and E.U. but we are not able to estimate the prevalence of PFIC with precision.  There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the U.S. and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

We intend to consider conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC.  These indications may include any or all of Alagille syndrome or ALGS, biliary atresia and primary sclerosing cholangitis.

ALGS is a genetic condition associated with liver, heart, eye and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. We estimate the incidence of ALGS to be one in 55,000 newborns and the prevalence to be approximately 2,100 patients in the U.S. and 1,600 patients in the E.U. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is 7.3 in every 100,000 births in the U.S. and one in every 18,000 births in the E.U and the prevalence is estimated to be approximately 9,600 patients in the U.S. and 6,600 patients in the E.U.. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

Primary sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease.  The estimated incidence of sclerosing cholangitis is 6.3 cases per 100,000 people.  There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

In June 2018, our shareholders elected Anne Klibanski, M.D., and Stephanie Okey, M.S., to our Board of Directors, and we added Jason G. Duncan, J.D., as General Counsel and Secretary.

In July 2018, we added Patrick Horn, M.D. who succeeded Paresh Soni, M.D. as our Chief Medical Officer.  Dr. Soni has agreed to serve as an active consultant to us, and during such time as he remains a consultant will continue to be covered as a “Participant” under our 2018 Equity Incentive Plan.

Since inception, we have incurred significant operating losses. As of June 30, 2018, we had an accumulated deficit of $66.6 million.  We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2018, we had approximately $183.2 million in cash and cash equivalents.

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

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

Revenue

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$730	$1	$729

There was $730,000 in revenue for the three months ended June 30, 2018 compared with $1,000 for the three months ended June 30, 2017, an increase of $729,000.  The higher revenue is due to the estimated royalty revenue from EA Pharma for elobixibat for the 2018 period.

Research and development expenses

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Research and development expenses	$6,411	$2,962	$3,449

Research and development expenses were $6.4 million for the three months ended June 30, 2018 compared with $3.0 million for the three months ended June 30, 2017, an increase of $3.4 million.  The higher research and development expenses for the 2018 period were principally due to an increase of $1.6 million in costs associated with development of A4250, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, and an increase of $865,000 in personnel and related expenses as we continue to increase our headcount.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Direct third-party project costs:
A4250	$3,461	$1,872	$1,589
Elobixibat	72	(7)	79
A3384	205	62	143
Preclinical	462	61	401
Total	$4,200	$1,988	$2,212
Other project costs(1):
Personnel costs	$1,347	$482	$865
Other costs(2)	864	492	372
Total	$2,211	$974	$1,237
Total research and development costs	$6,411	$2,962	$3,449

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
General and administrative expenses	$4,238	$3,713	$525

General and administrative expenses were $4.2 million for the three months ended June 30, 2018 compared with $3.7 million for the three months ended June 30, 2017, an increase of $525,000.  The higher general and administrative expenses for the 2018 period were principally due to increases in recruiting costs and increases in professional fees.

Other operating (income) expense, net

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Other operating (income) expense, net	$487	$(65)	$552

Other operating (income) expense, net totaled $487,000 of expense for the three months ended June 30, 2018 compared with $65,000 of other operating income for the three months ended June 30, 2017, a difference of $552,000.  The difference resulted from differences in currency exchange rates in the two periods.

Interest income (expense), net

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Interest income (expense), net	$(1,666)	$(152)	$(1,514)

Interest income (expense), net totaled $1.7 million of expense for the three months ended June 30, 2018 compared with $152,000 of expense for the three months ended June 30, 2017, a difference of $1.5 million.  The difference was principally attributable to $1.9 million in non-cash interest expense recorded in connection with the sale of future royalties, partially offset by interest income for the 2018 period, compared to interest expense related to our prior loan facility for the 2017 period.

Other income (expense), net

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Other income (expense), net	$(2,531)	$585	$(3,116)

Net other expense was $2.5 million for the three months ended June 30, 2018 compared with net other income of $585,000 for the three months ended June 30, 2017, a difference of $3.1 million.  The difference is primarily related to the foreign currency expense associated with our royalty monetization offset by the exercise of warrants by our lender in May 2017.

Six Months Ended June 30, 2018 and June 30, 2017

Revenue

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$11,932	$2	$11,930

Revenue was $11.9 million for the six months ended June 30, 2018 compared with $2,000 for the six months ended June 30, 2017, an increase of $11.9 million.  The higher revenue is due to a milestone payment received from EA Pharma due to the approval by the Japanese MHLW of the new drug application for elobixibat for the treatment of chronic constipation and the estimated royalty revenue from EA Pharma for elobixibat for the period.

Research and development expenses

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Research and development expenses	$12,562	$5,774	$6,788

Research and development expenses were $12.6 million for the six months ended June 30, 2018 compared with $5.8 million for the six months ended June 30, 2017, an increase of $6.8 million.  The higher research and development expenses for the 2018 period were principally due to an increase of $3.4 million in costs associated with development of A4250, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, and an increase of $1.8 million in personnel and related expenses as we continue to increase our headcount.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Direct third-party project costs:
A4250	$6,851	$3,485	$3,366
Elobixibat	95	(4)	99
A3384	333	108	225
Preclinical	800	84	716
Total	$8,079	$3,673	$4,406
Other project costs(1):
Personnel costs	$2,757	$944	$1,813
Other costs(2)	1,726	1,157	569
Total	$4,483	$2,101	$2,382
Total research and development costs	$12,562	$5,774	$6,788

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, patent, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
General and administrative expenses	$8,366	$6,925	$1,441

General and administrative expenses were $8.4 million for the six months ended June 30, 2018 compared with $6.9 million for the six months ended June 30, 2017, an increase of $1.4 million.  The higher general and administrative expenses for the 2018 period were principally attributable to increases of $840,000 in professional fees, $319,000 in recruiting costs, and $195,000 in salary and benefits resulting from new hires.

Other operating (income) expense, net

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Other operating (income) expense, net	$1,991	$9	$1,982

Other operating (income) expense, net totaled $2.0 million of expense for the six months ended June 30, 2018 compared with $9,000 of expense for the six months ended June 30, 2017, a difference of $2.0 million.  The difference resulted from changes in currency exchange rates between the two periods.

Interest expense, net

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Interest expense, net	$(2,682)	$(401)	$2,281

Interest expense, net totaled $2.7 million for the six months ended June 30, 2018 compared with $401,000 for the six months ended June 30, 2017, an increase of $2.3 million. The difference was principally attributable to $2.9 million in non-cash interest expense recorded in connection with the sale of future royalties relating to sales of elobixibat in Japan, partially offset by interest income for the 2018 period, compared to interest expense related to our prior loan facility for the 2017 period.

Other income (expense), net

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Other income (expense), net	$(2,553)	$260	$(2,813)

Other income (expense), net was $2.6 million of expense for the six months ended June 30, 2018 compared with $260,000 of income for the six months ended June 30, 2017, a change of $2.8 million.  The difference is primarily related to the foreign currency expense associated with our royalty monetization offset by the exercise of warrants by our lender in May 2017.

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

As of June 30, 2018, our cash and cash equivalents were approximately $183.2 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan.  Additionally, the MHLW approval triggered a milestone payment to us from EA Pharma of €9.0 million ($11.2 million based on the Euro to U.S. Dollar, or USD, exchange rate at January 31, 2018).

In January 2018, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $70.0 million under a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine.  Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering program Sales Agreement that we entered into with Cowen in October 2017.  Under the Sales Agreement, we may offer and sell, from time to time at our discretion, shares of our common stock through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended.  We are not obligated to make any sales of common stock under the sales agreement. As of June 30, 2018, approximately $25.2 million of securities remain available for issuance under the shelf registration statement, including up to $25.0 million of our common stock available for issuance under the at-the-market offering program sales agreement.

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

In April 2012, Albireo AB entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015, April 2016 and December 2017.  As of May 1, 2018, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive an additional payment of €4.3 million under the agreement ($5.0 million based on the Euro to USD exchange rate as of June 30, 2018) if a specified regulatory event is achieved for elobixibat.  In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to ¥3.5 billion if specified sales milestones are achieved for elobixibat.

Cash Flows

Six Months Ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,519)	(14,428)
Investing activities	(61)	(146)
Financing activities	138,929	46,922
Total	$132,349	$32,348
Effect of exchange rate changes on cash and cash equivalents	(2,352)	319
Net increase in cash and cash equivalents	129,997	32,667

Operating activities

Net cash used in operating activities for the six months ended June 30, 2018 was $6.5 million compared to net cash used in operating activities of $14.4 million for the corresponding 2017 period, a change of $7.9 million.  The change is primarily due to the milestone payment from EA Pharma of $11.2 million during the 2018 period.

Investing activities

Net cash used in investing activities was $61,000 for the six months ended June 30, 2018 compared to $146,000 for the corresponding 2017 period, a decrease of $85,000.  The decrease was due to greater property and equipment purchases in 2017 in connection with our move to our current offices in Boston.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $138.9 million compared to net cash used in financing activities of $46.9 million for the corresponding 2017 period, a difference of $92 million.  The difference was principally due to our receipt of (i) $94.2 million in aggregate net proceeds from our public offering in January 2018 and our sales through our at-the-market offering program sales agreement in February 2018, and (ii) $44.5 million in net proceeds from HCR under our RIAA in February 2018.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements at least into 2021.  However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, duration and any potential delays of, and the results of, our Phase 3 clinical trial of A4250;
•	the scope, number, progress, timing of initiation duration, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates;

•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our RIAA with HCR or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
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

•	market acceptance of our product candidates, to the extent any are approved for commercial sale;
•	the effect of competing technological and market developments; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of June 30, 2018, approximately $25.2 million of securities remain available for issuance under this shelf registration statement, including up to $25.0 million of our common stock available for issuance pursuant to the at-the-market offering program sales agreement that we entered into with Cowen in October 2017, as described above.

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

Foreign Currency Exchange Risk

The functional currency for Albireo Pharma, Inc., Albireo, Inc. and Albireo Security Corp. is the USD, the functional currency for Albireo Limited, Elobix AB and Biodel UK Limited is the Euro, and the functional currency for Albireo AB is the Swedish Krona, or SEK. The Company consolidates its financial statements in USD. Our transactions are denominated in USD, the Euro and SEK, and are exposed to the effects of these exchange rates. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2018 would have been material.

To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

As of June 30, 2018, we had approximately $183.2 million in cash and cash equivalents. Our surplus cash and cash equivalents are invested in interest-bearing accounts from time to time which earn interest based on the terms agreed for each account. We have not entered into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation and as a result of the material weaknesses discussed in our “Management’s Report on Internal Control over Financial Reporting” in our Form 10-K for the year ended December 31, 2017 and below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses, and significant progress has been made to date.  These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In particular, we:

o	hired a full-time chief financial officer in July 2016;
o	hired a controller in March 2017;
o	hired an accounting manager in March 2017;
o	hired a staff accountant in Sweden in September 2017;
o	are in the process of hiring a senior director of finance;
o	implemented a new accounting information system in the second quarter of fiscal year 2018;
o	are redesigning our accounting processes with the implementation of the new system;
o	are developing and are in the process of implementing formal policies and documentation procedures related to financial reporting; and
o	engaged additional external resources to support and supplement our existing internal resources.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 27, 2018 except that the following risk factor has been modified to reflect the European Union’s General Data Protection Regulation that took effect in the quarter ended June 30, 2018.

We are subject to anti-corruption laws, as well as export control laws, data protection laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various statutes and rules in Europe and elsewhere around the world regulate privacy and data protection, which affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are periodically being enacted in this area, which remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources.

In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. The GDPR is a complex law and the regulatory guidance is still evolving.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. While we have taken steps to comply with the GDPR, including reviewing our security procedures, revising our clinical study informed consent forms, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control and data protection laws. If we are not in compliance with these laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, civil lawsuits and damages, orders to stop transferring or using personal data, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws, Trade Control laws or data protection laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1	2018 Equity Incentive Plan	X

10.2	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	X

10.3	2018 Employee Stock Purchase Plan	X

10.4	Employment Agreement dated as of May 16, 2018 by and between the Registrant and Jason G. Duncan	X

10.5	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: August 9, 2018	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer