Form 10-Q
period 2018-09-30
ALBIREO PHARMA, INC.
filed 2018-11-08
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001‑33451

Albireo Pharma, Inc.

(Exact name of registrant as specified in its charter)

s
Delaware (State or other jurisdiction of incorporation or organization)	90‑0136863 (IRS Employer Identification No.)

10 Post Office Square, Suite 502 South, Boston, MA (Address of principal executive offices)	02109 (Zip code)

Registrant’s telephone number, including area code: (857) 254‑5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐  Yes ☒  No

As of November 1, 2018, the registrant had 11,969,928 shares of common stock, $0.01 par value per share, outstanding.

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

•	the success of competing third-party products or product candidates;
•	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
•	our ability to obtain coverage, pricing or reimbursement for approved products in the United States or European Union;
•	our ability to expand and protect our intellectual property estate;
•	regulatory developments in the United States and other countries;
•	our ability to fully remediate our identified internal control material weaknesses by our planned timeframe;
•	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
•	our ability to attract and retain key personnel; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, in item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$173,602	$53,231
Prepaid expenses and other assets	490	1,054
Other receivables	2,304	726
Total current assets	176,396	55,011
Property and equipment, net	199	178
Goodwill	17,260	17,260
Other noncurrent assets	396	775
Total assets	$194,251	$73,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,481	$1,350
Accrued expenses	5,278	6,105
Other liabilities	327	474
Total current liabilities	9,086	7,929
Liability related to sale of future royalties	48,461	—
Long-term liabilities	37	42
Total liabilities	57,584	7,971
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at September 30, 2018 and December 31, 2017; 11,969,928 and 8,902,784 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	120	89
Additional paid in capital	213,005	114,522
Accumulated other comprehensive income	4,150	1,001
Accumulated deficit	(80,608)	(50,359)
Total stockholders’ equity	136,667	65,253
Total liabilities and stockholders’ equity	$194,251	$73,224

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$237	$—	$12,169	$2
Operating expenses:
Research and development	9,666	3,226	22,228	9,000
General and administrative	3,850	3,709	12,216	10,634
Other operating (income) expense, net	(614)	(401)	1,377	(392)
Total operating expenses	12,902	6,534	35,821	19,242
Operating loss	(12,665)	(6,534)	(23,652)	(19,240)
Interest income (expense), net	(1,367)	23	(4,049)	(378)
Other income (expense), net	7	—	(2,546)	260
Net loss before income taxes	(14,025)	(6,511)	(30,247)	(19,358)
Income tax		—		—
Net loss	$(14,025)	$(6,511)	$(30,247)	$(19,358)
Net loss per share attributable to holders of common stock:
Net loss per share - basic and diluted	$(1.17)	$(0.73)	$(2.60)	$(2.60)
Weighted average shares outstanding - basic and diluted	11,969,791	8,878,430	11,612,760	7,452,709

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,025)	$(6,511)	$(30,247)	$(19,358)
Other comprehensive loss:
Foreign currency translation adjustment	(618)	(589)	3,149	(679)
Total other comprehensive income (loss)	(618)	(589)	3,149	(679)
Total comprehensive loss	$(14,643)	$(7,100)	$(27,098)	$(20,037)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(30,247)	$(19,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	4,880	—
Accretion of debt discount and amortization of issuance costs	—	387
Depreciation and amortization	33	23
Change in fair value of financial instruments	(1)	(251)
Gain on sale of property, plant and equipment	(14)	—
Stock-based compensation expense	3,868	2,861
Unrealized foreign exchange (gain) loss	4,802	(593)
Changes in operating assets and liabilities:
Trade receivables	(243)	17
Prepaid expenses and other current assets	555	242
Other receivables	(1,434)	(338)
Other non-current assets	379	15
Trade payables	2,292	465
Accrued expenses	(1,516)	(3,244)
Other liabilities and long-term liabilities	(160)	110
Other non-current liabilities		43
Net cash used in operating activities	(16,806)	(19,621)
Cash flows from investing activities:
Purchase of property, plant and equipment	(61)	(187)
Proceeds from sale of property, plant and equipment	14	—
Net cash used in investing activities	(47)	(187)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	94,139	48,500
Proceeds from royalty agreement	44,525	—
Exercise of options	507	226
Payments of principal on borrowings	—	(2,159)
Net cash provided by financing activities	139,171	46,567
Effect of exchange rate changes on cash and cash equivalents	(1,947)	383
Net increase in cash and cash equivalents	120,371	27,142
Cash and cash equivalents—beginning of period	53,231	29,931
Cash and cash equivalents—end of period	$173,602	$57,073
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$160
Shares issued upon cashless exercise of Kreos warrants	—	617

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10‑Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The condensed consolidated financial statements are prepared on a basis consistent with prior periods except for the adoption of the new revenue recognition standard discussed below.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2018 and December 31, 2017;
b.	income and expenses for each statement of comprehensive income (loss) are translated at the average exchange rate for the applicable period;
c.	significant transactions use the closing exchange rate on the date of the transaction; and
d.	all resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

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

In 2012, EA Pharma made an upfront cash payment to the Company of €10.0 million under the Agreement. The parties amended the agreement in April 2016, pursuant to which EA Pharma made an additional cash payment to the Company of $8.0 million. As of September 30, 2018, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of €4.3 million ($5.0 million based on the Euro to USD exchange rate as of September 30, 2018) if a specified regulatory event is achieved for elobixibat. In December 2017, the Company executed a royalty interest acquisition agreement  (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) relating to certain royalties and sales milestone payments due under the Agreement and which is detailed below. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

In January 2018, the Japanese Ministry of Health Labour and Welfare (MHLW) approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, for which the Company received a milestone payment of $11.2 million. Based on the regulatory approval, the Company determined that the milestone was no longer at risk of significant reversal. As such, because the single performance obligation had previously been satisfied, the Company recognized this amount in full in the first quarter of 2018 and there was no deferred revenue or contract asset as of September 30, 2018.

Monetization of Future Royalties

In December 2017, the Company executed the RIAA with HCR pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount. The following table shows the activity within the liability account during the period from the inception of the royalty transaction in December 2017 to September 30, 2018:

September 30, 2018
(in thousands)
Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties, net	44,525
Unrealized foreign currency (gain)/loss on remeasurement of the liability	2,535
Foreign currency translation (gain)/loss	(2,545)
Accretion of interest expense on liability related to royalty monetization	4,880
Repayment of the liability	(697)
Liability related to sale of future royalties—ending balance	$48,698
Less current portion classified within other current liabilities	(237)
Net ending liability related to sale of future royalties	$48,461

The Company records estimated royalties to accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.20%. The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company’s control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments, reduced non-cash royalty revenues and reduced non-cash interest expense over the life of the royalty obligation.

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

Recently adopted accounting pronouncements

In June 2018, the FASB issued, ASC 2018-07 “Improvement to Nonemployee Share-based Payment Accounting”.  Under the new standard, companies are no longer be required to value non-employee awards differently from employee awards. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has early adopted this standard as of July 1, 2018 and determined there was no impact on the date of adoption to the Company’s condensed consolidated financial statements.

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

As a result of adopting ASC 606 on January 1, 2018, the Company did not record any cumulative changes in the current period, as the performance obligation related to the Agreement with EA Pharma was fully satisfied in 2012. Additionally, there was no difference in the revenue recognized or costs recorded in the nine months ended September 30, 2018 as what would have been recognized or recorded under ASC 605.

In September 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company has adopted this standard as of January 1, 2018 and determined there is no impact of this standard on the Company’s condensed consolidated financial statements as of the date of the adoption.

In May 2017, the FASB issued ASU 2017‑09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” (ASC 718), which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company has adopted this standard as of January 1, 2018 and determined there is minimal impact on the Company’s condensed consolidated financial statements.

Accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In August, another method of adoption was issued which provides an alternative to the modified retrospective transition method and allows companies to forgo the retrospective reporting requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings upon adoption in 2019.

The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and expects to use the optional transition method.

2. Commitments and contingencies

Operating lease commitments

As of September 30, 2018, future minimum commitments under facility operating leases were $1,025,000.

Rent expense recognized under the Company’s operating leases was $304,000 and $283,000 for the nine months ended September 30, 2018 and 2017, respectively.

Agreements with CROs

As of September 30, 2018, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $25.0 million to CROs upon the completion of contracted work.

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted EPS:
Numerator
Net loss	$(14,025)	$(6,511)	$(30,247)	$(19,358)
Denominator
Weighted average number of shares	11,969,791	8,878,430	11,612,760	7,452,709
Basic and Diluted EPS	$(1.17)	$(0.73)	$(2.60)	$(2.60)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2018 and 2017 because including them would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	1,442,361	748,390	1,442,361	748,390

4. Income taxes

The Company did not record a tax provision or benefit for the three months or nine months ended September 30, 2018 or 2017. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC Topic 740, Income Taxes. Although no changes were made to provisional amounts during the three or nine months ended September 30, 2018, the Company will continue to refine its estimates related to the new legislation as clarifying guidance and interpretations are issued.

5. Stock-based Compensation

The Company recognized stock-based compensation expense for employees of $1.6 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $3.9 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively.

A summary of the outstanding stock options as of September 30, 2018 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2017	1,035,361	$17.78	8.71	$11,896
Granted	551,250	$31.18
Expirations/forfeitures	(45,032)	$41.95
Exercises	(72,782)	$6.97
Outstanding—September 30, 2018	1,468,797	$22.35	8.29	$16,954
Exercisable—September 30, 2018	485,290	$15.47	6.84	$9,855
Vested or expected to vest at—September 30, 2018	1,449,375	$22.64	8.30	$16,333

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for its product candidate A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of September 30, 2018.

As of September 30, 2018, the total unrecognized compensation expense related to unvested options was $16.9 million, which the Company expects to recognize over a weighted average vesting period of 2.6 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of stock option awards granted during the nine months ended September 30, 2018 was estimated with the following assumptions:

	Nine Months Ended
	September 30, 2018
Price per share of common stock	$30.37	-	33.61
Expected term (in years)	5.5	-	6.0
Risk-free interest rate	2.6	-	2.9%
Expected volatility	84.4	-	86.9%
Dividend rate			0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2017, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2017 in Item 1A of Part II of this Quarterly Report on Form 10-Q, or in other filings that we make with the SEC.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders.  The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and enrolled the first patient in our Phase 3 clinical trial of A4250 in patients with PFIC in May of 2018.  In June of 2018, the FDA granted a rare pediatric disease designation to A4250, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for A4250.  In October of 2018, the FDA granted fast track designation to A4250 for the treatment of pruritus associated with PFIC. In addition to PFIC, we are considering conducting clinical development of A4250 as a treatment for one or more other pediatric cholestatic liver diseases and disorders. In October of 2018, the FDA granted orphan drug designation to A4250 for the treatment of Alagille syndrome, or ALGS, a rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we anticipate conducting a Phase 2 clinical trial as a treatment for nonalcoholic steatohepatitis, or NASH, and A3384, which is a product candidate to treat bile acid malabsorption.  In June 2018, the Company was granted a patent for a method of using elobixibat to treat NASH in both the U.S. and Europe. We also have a preclinical program in NASH.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography.  PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Benign recurrent familial intrahepatic cholestasis, or BRIC, is a disease that is caused by the same genetic defect as PFIC, and patients who manifest the same symptoms as PFIC but their symptomatology tends to be episodic in nature. BRIC has also been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC together with BRIC to be approximately 8,000 to 10,000 patients in the U.S. and E.U. but we are not able to estimate the prevalence of PFIC or BRIC with precision. We estimate that there are approximately 3,000 to 4,000 PFIC patients in the U.S. and E.U. We also estimate that there are approximately 5,000 to 6,000 BRIC patients in the U.S. and E.U. We currently have not modeled other regional opportunities in Asia, the Middle East and Latin America. We are aware there may be higher prevalence of disease in countries such as Saudi Arabia and Turkey. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the U.S. and elsewhere for the treatment of primary biliary cholangitis. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

We are considering conducting future clinical development of A4250 as a treatment for other pediatric cholestatic liver diseases and disorders in addition to PFIC. These indications may include any or all of ALGS,biliary atresia and primary sclerosing cholangitis.

ALGS is a genetic condition associated with liver, heart, eye and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. We estimate the incidence of ALGS to be one in 55,000 newborns and the prevalence to be approximately 2,100 patients in the U.S. and 1,600 patients in the E.U. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In October 2018, the FDA granted orphan drug designation to A4250 for the treatment of ALGS.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is 7.3 in every 100,000 births in the U.S. and one in every 18,000 births in the E.U and the prevalence is estimated to be approximately 9,600 patients in the U.S. and 6,600 patients in the E.U. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

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

In October of 2018, we appointed Simon N.R. Harford as Chief Financial Officer and Treasurer.

Since inception, we have incurred significant operating losses. As of September 30, 2018, we had an accumulated deficit of $80.6 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2018, we had approximately $173.6 million in cash and cash equivalents.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 and to the extent policies have changed in Note 1 to our condensed consolidated financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition and the adoption of ASC 606 (see Note 1 to our condensed consolidated financial statements included in this quarterly report), royalty monetization and related estimates (see Note 1 to our condensed consolidated financial statements included in this quarterly report), research and development expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they are both important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K for the year ended December 31, 2017, except as it relates to the adoption of new standards in the current year.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Revenue

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$237	$—	$237

There was $237,000 in revenue for the three months ended September 30, 2018 compared with $0 for the three months ended September 30, 2017, an increase of $237,000. The higher revenue is due to the estimated royalty revenue from EA Pharma for elobixibat for the 2018 period.

Research and development expenses

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Research and development expenses	$9,666	$3,226	$6,440

Research and development expenses were $9.7 million for the three months ended September 30, 2018 compared with $3.2 million for the three months ended September 30, 2017, an increase of $6.4 million. The higher research and development expenses for the 2018 period were principally due to an increase of $3.4 million in costs associated with development of A4250, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, an increase of $1.7 million in personnel and related expenses as we continue to increase our headcount and an increase of $699,000 in preclinical work primarily related to NASH.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Direct third-party project costs:
A4250	$5,351	$1,988	$3,363
Elobixibat	284	23	261
A3384	162	93	69
Preclinical	794	95	699
Total	$6,591	$2,199	$4,392
Other project costs(1):
Personnel costs	$2,048	$387	$1,661
Other costs(2)	1,027	640	387
Total	$3,075	$1,027	$2,048
Total research and development costs	$9,666	$3,226	$6,440

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
General and administrative expenses	$3,850	$3,709	$141

General and administrative expenses were $3.9 million for the three months ended September 30, 2018 compared with $3.7 million for the three months ended September 30, 2017, an increase of $141,000.

Other operating (income) expense, net

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Other operating (income) expense, net	$(614)	$(401)	$(213)

Other operating (income) expense, net totaled $614,000 of other operating income for the three months ended September 30, 2018 compared with $401,000 of other operating income for the three months ended September 30, 2017, a difference of $213,000. The difference resulted from differences in currency exchange rates in the two periods.

Interest income (expense), net

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Interest income (expense), net	$(1,367)	$23	$(1,390)

Interest income (expense), net totaled $1.4 million of expense for the three months ended September 30, 2018 compared with $23,000 of income for the three months ended September 30, 2017, a difference of $1.4 million. The difference was principally attributable to $2.0 million in non-cash interest expense recorded in connection with the sale of future royalties, partially offset by interest income for the 2018 period.  There was no such non-cash interest expense in the prior year.

Other income (expense), net

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Other income (expense), net	$7	$—	$7

Net other expense was $7,000 for the three months ended September 30, 2018 compared with net other income of $0 for the three months ended September 30, 2017, a difference of $7,000.

Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$12,169	$2	$12,167

Revenue was $12.2 million for the nine months ended September 30, 2018 compared with $2,000 for the nine months ended September 30, 2017, an increase of $12.2 million. The higher revenue is due to a milestone payment received from EA Pharma due to the approval by the Japanese MHLW of the new drug application for elobixibat for the treatment of chronic constipation and the estimated royalty revenue from EA Pharma for elobixibat for the period.

Research and development expenses

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Research and development expenses	$22,228	$9,000	$13,228

Research and development expenses were $22.2 million for the nine months ended September 30, 2018 compared with $9.0 million for the nine months ended September 30, 2017, an increase of $13.2 million. The higher research and development expenses for the 2018 period were principally due to an increase of $6.7 million in costs associated with development of A4250, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, an increase of $3.5 million in personnel and related expenses as we continue to increase our headcount, an increase of $1.4 million in preclinical work primarily associated with NASH, and $1.0 million in other non-program specific R&D costs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Direct third-party project costs:
A4250	$12,202	$5,473	$6,729
Elobixibat	379	19	360
A3384	495	201	294
Preclinical	1,594	179	1,415
Total	$14,670	$5,872	$8,798
Other project costs(1):
Personnel costs	$4,805	$1,331	$3,474
Other costs(2)	2,752	1,797	955
Total	$7,557	$3,128	$4,429
Total research and development costs	$22,227	$9,000	$13,227

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
General and administrative expenses	$12,216	$10,634	$1,582

General and administrative expenses were $12.2 million for the nine months ended September 30, 2018 compared with $10.6 million for the nine months ended September 30, 2017, an increase of $1.6 million. The higher general and administrative expenses for the 2018 period were principally attributable to increases in professional fees and recruitment costs.

Other operating (income) expense, net

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Other operating (income) expense, net	$1,377	$(392)	$1,769

Other operating (income) expense, net totaled $1.4 million of expense for the nine months ended September 30, 2018 compared with $392,000 of expense for the nine months ended September 30, 2017, a difference of $1.8 million. The difference resulted from changes in currency exchange rates between the two periods.

Interest expense, net

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Interest expense, net	$(4,049)	$(378)	$(3,671)

Interest expense, net totaled $4.0 million for the nine months ended September 30, 2018 compared with $378,000 for the nine months ended September 30, 2017, an increase of $3.7 million. The difference was principally attributable to $4.9 million in non-cash interest expense recorded in connection with the sale of future royalties relating to sales of elobixibat in Japan, partially offset by interest income for the 2018 period, compared to interest expense related to our prior loan facility for the 2017 period.

Other income (expense), net

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Other income (expense), net	$(2,546)	$260	$(2,806)

Other income (expense), net was $2.6 million of expense for the nine months ended September 30, 2018 compared with $260,000 of income for the nine months ended September 30, 2017, a change of $2.8 million. The difference is primarily related to the foreign currency expense associated with our royalty monetization offset by the exercise of warrants by our lender in May 2017.

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

As of September 30, 2018, our cash and cash equivalents were approximately $173.6 million.

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

In January 2018, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $70.0 million under a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering program Sales Agreement that we entered into with Cowen in October 2017. Under the Sales Agreement, we may offer and sell, from time to time at our discretion, shares of our common stock through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the sales agreement. As of September 30, 2018, approximately $25.2 million of securities remain available for issuance under the shelf registration statement, including up to $25.0 million of our common stock available for issuance under the at-the-market offering program sales agreement.

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

In April 2012, Albireo AB entered into a license agreement with EA Pharma for the development and commercialization of elobixibat in specified countries in Asia. Albireo AB subsequently transferred the agreement to its wholly owned subsidiary, Elobix AB, and the agreement was amended in January 2015, April 2016 and December 2017. We have received approximately $45.4 million in upfront and milestone payments from EA Pharma under this agreement. We are eligible to receive an additional payment of €4.3 million under the agreement ($5.0 million based on the Euro to USD exchange rate as of September 30, 2018) if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to ¥3.5 billion if specified sales milestones are achieved for elobixibat.

Cash Flows

Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,806)	(19,621)
Investing activities	(47)	(187)
Financing activities	139,171	46,567
Total	$122,318	$26,759
Effect of exchange rate changes on cash and cash equivalents	(1,947)	383
Net increase in cash and cash equivalents	120,371	27,142

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $16.8 million compared to net cash used in operating activities of $19.6 million for the corresponding 2017 period, a change of $2.8 million. The change is primarily due to the milestone payment from EA Pharma of $11.2 million during the 2018 period offset by increased R&D expenses.

Investing activities

Net cash used in investing activities was $47,000 for the nine months ended September 30, 2018 compared to $187,000 for the corresponding 2017 period, a decrease of $140,000. The decrease was due to greater property and equipment purchases in 2017 in connection with our move to our current offices in Boston.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $139.2 million compared to net cash provided in financing activities of $46.6 million for the corresponding 2017 period, a difference of $92.6 million. The difference was principally due to our receipt of (i) $94.2 million in aggregate net proceeds from our public offering in January 2018 and our sales through our at-the-market offering program sales agreement in February 2018, and (ii) $44.5 million in net proceeds from HCR under our RIAA in February 2018.

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

•	market acceptance of our product candidates, to the extent any are approved for commercial sale;
•	our ability to obtain coverage, pricing or reimbursement for approved products in the United States or European Union;
•	the effect of competing technological and market developments; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

We filed a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of September 30, 2018, approximately $25.2 million of securities remain available for issuance under this shelf registration statement, including up to $25.0 million of our common stock available for issuance pursuant to the at-the-market offering program sales agreement that we entered into with Cowen in October 2017, as described above.

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

Foreign Currency Exchange Risk

The functional currency for Albireo Pharma, Inc., Albireo, Inc. and Albireo Security Corp. is the USD, the functional currency for Albireo Limited, Elobix AB and Biodel UK Limited is the Euro, and the functional currency for Albireo AB is the Swedish Krona, or SEK. The Company consolidates its financial statements in USD. Our transactions are denominated in USD, the Euro and SEK, and are exposed to the effects of these exchange rates. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2018 would have been material.

To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

As of September 30, 2018, we had approximately $173.6 million in cash and cash equivalents. Our surplus cash and cash equivalents are invested in interest-bearing accounts from time to time which earn interest based on the terms agreed for each account. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑Q, have concluded that, based on such evaluation and as a result of the material weaknesses discussed in our “Management’s Report on Internal Control over Financial Reporting” in our Form 10‑K for the year ended December 31, 2017 and below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses and Remediation of Material Weaknesses

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management concluded that the material weaknesses reported in our Annual Report on Form 10-K for the year ended December 31, 2017 remain un-remediated as of September 30, 2018. The material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, the identified material weaknesses are pervasive in our internal control processes and involve the control environment, risk assessment, control activity and monitoring activities. Specifically, the material weaknesses relate to an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.

Our management remains committed to the implementation of remediation efforts to address the material weaknesses and even though progress has been made to strengthen our controls, further remediation is needed. Management is in the process of executing a remediation plan with a new chief financial officer hired in October 2018 and a senior director of finance hired in September 2018 to provide enhanced oversight and governance of all financial reporting activities. A new financial reporting system was implemented in the second quarter of 2018 and we are continuing to strengthen our control processes and procedures with enhanced control documentation and additional management reviews to address these weaknesses and to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act 2002. As we continue to evaluate and work to improve our internal control over financial reporting, our management may take additional measures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 27, 2018 except that the following risk factor has been modified.

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

In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. The GDPR is a complex law and the regulatory guidance is still evolving.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. While we have taken steps to comply with the GDPR, including reviewing our security procedures, updating our website, revising our clinical study informed consent forms, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

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

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Employment Agreement dated as of July 23, 2018 by and between the Registrant and Patrick T. Horn, M.D., Ph.D.	X

10.2*	Separation Agreement effective as of July 31, 2018 by and between the Registrant and Paresh N. Soni, M.D., Ph.D.	X

10.3*	Employment Agreement dated as of October 4, 2018 by and between the Registrant and Simon N.R. Harford.	X

10.4*	Separation Agreement dated as of October 4, 2018 by and between the Registrant and Thomas A. Shea.	X

10.5*	Inducement Stock Option Agreement dated as of October 10, 2018 by and between the Registrant and Simon N.R. Harford.	X

10.6*	Inducement Restricted Stock Unit Agreement dated as of October 10, 2018 by and between the Registrant and Simon N.R. Harford.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

X

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 8, 2018	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer