Form 10-K
period 2018-12-31
ALBIREO PHARMA, INC.
filed 2019-03-06
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001‑33451

Albireo Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90‑0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Post Office Square, Suite 502 South Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 254‑5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $421.1 million based on the price at which the common stock was last sold on The Nasdaq Capital Market on June 30, 2018.

The number of shares of the registrant’s common stock outstanding as of March 1, 2019, was 12,026,025.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10‑K: Certain information required in Part III of this Annual Report on Form 10‑K is incorporated from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of A4250, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including PEDFIC 1, our Phase 3 clinical trial of A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

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

Actual results, performance or experience may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, PEDFIC 1, our Phase 3 clinical trial of A4250 in patients with PFIC or our related extension study, or any other trials that will be required to obtain marketing approval for A4250 to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 to treat bile acid malabsorption, or BAM;
•

whether favorable findings from clinical trials of A4250 to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our Phase 3 PFIC program for A4250;

•

whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of the double blind Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of A4250 in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for initiation or completion of, or for availability of data from, the trials comprising the Phase 3 PFIC program for A4250, and the outcomes of such trials;
•	delays or other challenges in the recruitment of patients for the double blind Phase 3 trial of A4250;
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

•	the success of competing third-party products or product candidates;
•	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
•	our ability to expand and protect our intellectual property estate;
•	regulatory developments in the United States and other countries;
•	our ability to fully remediate our identified internal control material weaknesses;
•	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
•	our ability to attract and retain key personnel; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

In addition, any forward-looking statement in this Annual Report on Form 10‑K represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 1.BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal, or GI, diseases and disorders. The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus, and in May of 2018 we enrolled the first patient in our Phase 3 clinical trial for A4250 in patients with PFIC, which we refer to as PEDFIC 1. In June of 2018, the FDA granted a rare pediatric disease designation to A4250 for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for A4250.  In September of 2018, the FDA granted fast track designation to A4250 for the treatment of pruritus associated with PFIC. In October of 2018, the FDA granted orphan drug designation to A4250 for the treatment of Alagille syndrome, or ALGS, a rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In December of 2018, the European Commission granted orphan designation to A4250 for the treatment of biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In January of 2019, the FDA granted orphan drug designation to A4250 for the treatment of biliary atresia.  In addition to PFIC, we plan to initiate a pivotal clinical trial for A4250 in biliary atresia, which we believe to be one of the most common rare pediatric liver diseases, in the second half of 2019. We also plan to conduct clinical development of A4250 in 2020 as a treatment for one or more other pediatric cholestatic liver diseases and disorders.

Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and with which we anticipate initiating a global Phase 2 clinical trial of as a treatment for nonalcoholic fatty liver disease, or NAFLD and nonalcoholic steatohepatitis, or NASH, in the second quarter of 2019, and A3384, which is a product candidate to treat bile acid malabsorption, or BAM. In June 2018, the Company was granted a patent for a method of using elobixibat to treat NASH in both the U.S. and Europe. We also have a preclinical program in NASH.

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

A4250 — our lead product candidate for PFIC and potentially other orphan pediatric liver diseases. A4250 is a novel, minimally absorbed, orally administered IBAT inhibitor. Our initial target indication for A4250 is PFIC. We completed an open label, dose finding Phase 2 clinical trial in children with chronic cholestasis and pruritus and we initiated PEDFIC 1, our Phase 3 clinical trial in patients with PFIC in May of 2018. The Phase 2 trial included children with chronic cholestasis caused by any of a number of different liver conditions, including PFIC, biliary atresia and ALGS. Data from the study showed a reduction in serum bile acids and improvement in pruritus in most patients, particularly patients with PFIC. In addition, A4250 exhibited a favorable overall tolerability profile in the study, with all patients completing the four-week treatment period and no reports of diarrhea associated with repeated dose therapy.

• A4250 as a treatment for PFIC. We are conducting PEDFIC 1, a Phase 3 clinical trial of A4250 in patients with PFIC, as well as an extension study to evaluate long-term outcomes, which we refer to as PEDFIC 2. We initiated the PEDFIC 1 trial in May 2018. We have chosen PFIC as the lead indication for A4250 because we believe there is an especially strong scientific rationale for the use of an IBAT inhibitor to prevent progressive liver disease caused by PFIC.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Benign recurrent familial intrahepatic cholestasis, or BRIC, is a disease that is caused by the same genetic defect as PFIC, and patients who manifest the same symptoms as PFIC but their symptomatology tends to be episodic in nature. We estimate that BRIC affects between one in every 50,000 to 100,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC together with BRIC to be approximately 8,000 to 10,000 patients in the U.S. and E.U. but we are not able to estimate the prevalence of PFIC or BRIC with precision. We estimate that there are approximately 3,000 to 4,000 PFIC patients in the U.S. and E.U. We also estimate that there are approximately 5,000 to 6,000 BRIC patients in the U.S. and E.U. We currently have not modeled other regional opportunities in Asia, the Middle East and Latin America. We are aware there may be higher prevalence of disease in some countries such as Saudi Arabia and Turkey. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

• Other Indications Under Development. We plan to initiate a pivotal clinical trial with A4250 in biliary atresia in the second half of 2019.  We plan to conduct clinical development of A4250 in 2020 as a treatment for other pediatric cholestatic liver diseases and disorders as well, which may include ALGS and primary sclerosing cholangitis.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation. The European Commission granted orphan designation to A4250 for the treatment of biliary atresia in December of 2018. In January of 2019, the FDA granted orphan drug designation to A4250 for the treatment of biliary atresia. We intend to initiate a pivotal clinical trial with A4250 for the treatment of biliary atresia in the second half of 2019.

ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In October of 2018, the FDA granted orphan drug designation to A4250 for the treatment of ALGS.

Primary sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 6.3 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

Elobixibat — approved in Japan for chronic constipation and our lead product candidate for NASH.  Elobixibat is another novel, minimally absorbed, orally administered IBAT inhibitor.

•

Elobixibat as a treatment for chronic constipation. We have granted commercial rights to elobixibat for the treatment of chronic constipation and other GI diseases in Japan and other select markets in Asia to EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, a company formed by a business combination between Ajinomoto Pharmaceuticals and the GI business of Eisai Co., Ltd., or Eisai. In January 2018, the Japanese Ministry of Health, Labour and Welfare, or MHLW, approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation. EA Pharma co-markets elobixibat in Japan with Mochida Pharmaceutical Co., Ltd, or Mochida, and to co-promotes elobixibat in Japan with Eisai.

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

•

Elobixibat as a treatment for NASH.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We expect to initiate a Phase 2 clinical trial of elobixibat in NAFLD and NASH in the second quarter of 2019.

A3384 — a product candidate for the treatment of BAM. A3384 is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. We have formulation-related patents pending in various jurisdictions with respect to A3384. We are considering conducting either or both of a Phase 2 clinical trial of A3384 as a treatment for BAM if our pending formulation related patents issue in the United States, or a clinical trial in healthy volunteers to assess A3384’s drug-drug interaction profile. If we elect to conduct a clinical trial of A3384 in BAM, we expect to initiate the trial in 2020.

BAM, which is sometimes also called bile acid diarrhea, occurs when bile acids are not sufficiently reabsorbed in the small intestine or are overproduced in the liver, causing elevated levels of bile acids to instead reach the colon and leading to chronic watery diarrhea. Based on a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM, we estimate the prevalence of BAM in the United States and the European Union to be to be approximately 4 million people. There are currently no drugs approved in the United States for the treatment of BAM.

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

Preclinical Program in NASH

We have an ongoing preclinical program directed towards discovering and advancing to the clinic a novel compound that modulates bile acid levels to treat NASH. We hope to provide more details on the specific mechanism of action and our progress in the future. Some of the principal characteristics of NASH include high LDL cholesterol levels, resistance to insulin in the body, chronic inflammation in the liver and progressive scarring of tissue, known as fibrosis. We have generated favorable clinical or preclinical data on each of these measures with our IBAT inhibitors, either A4250 or elobixibat, supporting the potential of bile acid modulators generally, and IBAT inhibitors specifically, to become a new treatment option for NASH.

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

In addition to their role in digestion, bile acids are important signaling molecules that help regulate a network of metabolic pathways throughout the GI system. Bile acids bind to receptors in the colon that promote the release of intestinal hormones, such as glucagon-like peptide‑1, or GLP‑1, that can stimulate insulin release from the pancreas and, over time, decrease levels of plasma hemoglobin A1c, or HbA1c, a measure of glucose. In the liver, bile acids bind to other receptors that regulate bile acid production from cholesterol. Under normal conditions, bile acids bind to these receptors and inhibit the synthesis of new bile acids. As bile acid levels are lowered, the liver produces needed bile acids from cholesterol, which requires increased uptake of cholesterol and results in the decrease of cholesterol levels in the liver and otherwise in circulation in the body.

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

Interruption of enterohepatic circulation in patients with PFIC or ALGS surgically via the partial external biliary diversion, or PEBD, procedure has been shown to lower serum bile acid levels, relieve pruritus, improve clinical outcomes and delay the progression of serious liver disease. A4250 is designed to treat PFIC and other cholestatic liver diseases pharmacologically by inhibiting IBAT to reduce bile acids in the liver and serum, while at the same time reducing pruritus. In addition to the beneficial effects that may be achievable through IBAT inhibition, A4250 is minimally absorbed into the bloodstream, resulting in minimal systemic exposure of the drug to the body.

Our Strategy

Our goal is to be a leader in the development and commercialization of novel therapeutics for orphan pediatric cholestatic liver diseases and disorders where there is high unmet medical need, while also leveraging our expertise in bile acid modulation to treat other liver and GI diseases and disorders. To achieve our goal, we intend to pursue the following strategies.

•

Rapidly develop A4250 to regulatory approval to treat patients with PFIC. We are conducting a single Phase 3 clinical trial in patients with PFIC, which we refer to as PEDFIC 1. It is our objective that PEDFIC 1, together with available data from PEDFIC 2, our long-term, open label extension study, forms the primary support for applications for marketing approval of A4250 in both the United States and European Union.

•

Maximize the benefit and commercial potential of A4250 by expanding development to additional orphan pediatric cholestatic indications. . Although we have chosen PFIC as our lead indication for A4250, we also believe A4250 can benefit children suffering from other cholestatic diseases and disorders. We plan to initiate a pivotal clinical trial with A4250 for the treatment of biliary atresia in the second half of 2019. We also plan to conduct clinical development of A4250 as a treatment for one or more other pediatric cholestatic liver diseases and disorders in 2020, which may include ALGS and primary sclerosing cholangitis, to help address these unmet medical needs and to maximize the commercial potential of A4250.

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

•

Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including elobixibat, A3384 or any future product candidate to treat NASH. We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include any or all of elobixibat, A3384, and any potential future product candidate that arises from our preclinical program in NASH.

Our Pipeline

A4250

We completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus and we have advanced A4250 into a Phase 3 clinical trial in patients with PFIC, and an extension study to evaluate long-term outcomes. In addition to PFIC, we intend to initiate a pivotal clinical trial in biliary atresia in the second half of 2019.  We also plan to conduct  clinical development of A4250 in 2020 as a treatment for other pediatric cholestatic liver diseases and disorders as well, which may include ALGS and primary sclerosing cholangitis.

A4250 is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, and therefore reduce levels of bile acids in the serum and liver and increase excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms of PFIC and other cholestatic liver diseases, including pruritus. Moreover, at therapeutic doses, A4250 has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. A4250 has been granted orphan drug designation for PFIC, PBC, biliary atresia and ALGS in the United States and the European Union.

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

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the estimated incidence, published birth rates and estimates of the effect of pediatric liver transplant on life expectancy, we estimate that there are approximately 3,000 to 4,000 PFIC patients in the U.S. and E.U. but we are not able to estimate the prevalence of PFIC with precision. We currently have not modeled other regional opportunities in Asia, the Middle East and Latin America. We are aware there may be higher prevalence of disease in other countries such as Saudi Arabia and Turkey. Three alternative gene defects have been identified that correlate to three separate PFIC subtypes, known as types 1, 2 and 3.

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

The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births . Of all biliary atresia patients, we believe A4250 will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate the addressable biliary atresia patient population for A4250 to be approximately 3,500 patients in the United States and approximately 5,500 patients in the European Union.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb or around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances. In January of 2019, the FDA granted orphan designation to A4250 for the treatment of biliary atresia. The European Commission granted orphan drug designation to A4250 for the treatment of biliary atresia in December of 2018. We plan to initiate a pivotal clinical trial biliary atresia in the second half of 2019.

ALGS. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. Symptoms include jaundice, pruritus, poor growth and specific facial features and typically develop in the first two years of life.

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

Primary Sclerosing cholangitis. Primary sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 6.3 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with primary sclerosing cholangitis in well controlled clinical trials.

Development of A4250

Preclinical and Phase 1 Clinical Development

To assess the preclinical efficacy of A4250 to treat cholestasis, we studied A4250 in a mouse model in which select genes had been removed from the mice to induce cholestatic liver injury. In the model, A4250 significantly reduced serum levels of bile acids and normalized levels of alanine aminotransferase, or ALT, and alkaline phosphatase, or ALP, which are enzymes in the liver that are elevated in a diseased liver. A4250 also significantly inhibited the expression of proteins known to be associated with inflammation, including tumor necrosis factor alpha (Tnf- a), vascular cell adhesion molecule‑1 (Vcam‑1) and monocyte chemoattractant protein‑1 (Mcp‑1), and proteins known to be associated with fibrosis, including collagen, type 1 alpha1 (Col1a1) and collagen, type 1 alpha2 (Col1a2).

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

A4250 was generally well tolerated in all dose groups in the trial. In addition, A4250 was associated with a variety of biological effects, including a dose-related reduction in serum bile acids, decreased levels of the protein Fibroblast Growth Factor 19, or FGF19, and increased levels of the bile acid intermediate 7 a -hydroxy‑4‑cholesten‑3‑one, or C4. The effects on FGF19 and C4 levels are consistent with the IBAT inhibition mechanism, as IBAT inhibition reduces levels of bile acids in cells in the distal small intestine, which leads to decreased FGF19 production. There were no treatment-related serious adverse events, or SAEs, and the most commonly reported adverse event was diarrhea. Based on the results of the trial, we determined to include doses up to 3 mg daily in our next clinical trials.

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

The primary endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period. The VAS-itch, a commonly used tool to assess pruritus based on a linear 10‑point scale, was one of the exploratory efficacy endpoints in the trial.

Based on data from the trial that we received from the investigator, eight patients received A4250 and all of them reported a substantial reduction in pruritus, assessed by the VAS-itch scale, at the time of the first assessment (one week). The reduction in pruritus was sustained throughout the remaining period of participation in the trial with dosing with A4250, and pruritus levels returned to pre-A4250 levels when dosing was stopped.

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

The primary efficacy endpoint of the trial was change from baseline in total serum bile acids at the end of the four-week treatment period. Secondary efficacy endpoints included change from baseline on various patient or caretaker-reported assessments of change in itching, including VAS-itch, the partial PO-SCORAD scale and the Whitington itching score, and evaluation of liver biochemistry. The PO-SCORAD is a 10‑point scale that assesses itching and sleep disturbance. The Whitington itching score assesses the severity of itching based on specified alternative descriptions of effect on the skin. For each of the efficacy endpoints, “baseline” referred to the most recent assessment of the applicable measure taken prior to the beginning of the four-week treatment period, which varied among endpoints. The primary safety endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period.

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

Phase 3 Clinical Program in Patients with PFIC

Our Phase 3 clinical trial of A4250 in patients with PFIC is a randomized, double blind, placebo controlled, multicenter, study designed to enroll approximately 60 patients with PFIC (type 1 or 2). Patients will be assigned to receive either 40 µg/kg/day or 120 µg/kg/day of A4250, or placebo, for 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a caregiver-reported outcome instrument that we have developed taking into account input from PFIC patients and their caregivers. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. As designed, the trial provides at least 80% power to detect a positive outcome on both the change in pruritus endpoint and the serum bile acid responder rate endpoint, with a positive outcome currently defined as superiority for either the 40 µg/kg/day A4250 dose group or the 120 µg/kg/day A4250 dose group compared to the placebo dose group at a significance level of p ≤ 0.025. We are in discussions with the FDA regarding our statistical analysis for measuring change in pruritis and demonstrating a clinically meaningful change. The trial will also have several additional secondary endpoints. Patients in the double-blind trial will have the opportunity to participate in the open label extension study to assess long-term safety and durability of response.

We initiated the double-blind Phase 3 trial in May 2018 and expect data from the trial to be available by the end of 2019 or early 2020.

Elobixibat

Our product candidate elobixibat is licensed for the treatment of chronic constipation and other functional diseases in Japan and other select markets in Asia to EA Pharma. In January 2018, the MHLW approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation in Japan. EA Pharma co-markets elobixibat in Japan with another company, Mochida, and co-promotes elobixibat with Eisai in Japan under the trade name GOOFICE®.

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

Elobixibat is, like A4250, an IBAT inhibitor. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation or elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or A4250 (see “— Preclinical Program in NASH,” below), we believe elobixibat has potential benefit in the treatment of NASH. We have a method of use patent pending in various jurisdictions with respect to the use of elobixibat to treat NASH. We expect to initiate a Phase 2 clinical trial of elobixibat in NAFLD and NASH in the second quarter of 2019.

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

The primary endpoint of the trial was change in number of weekly SBMs from baseline to the first treatment week for patients who received elobixibat compared with patients who received a placebo. The results demonstrated a dose response in favor of elobixibat among all three dose groups and were statistically significant in the 10 mg (p < 0.002) and 15 mg (p < 0.001) dose groups. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of a clinical trial result, such as an observed difference between two treatment groups or cohorts, is determined by a widely used statistical method that establishes the “p”-value of the result. A p-value of 0.05 (or less) indicates that there is a 1‑in‑20 (or less) statistical probability that the clinical trial result occurred by chance and typically represents statistical significance. If a p-value is above 0.05, the result is generally not considered statistically significant. The p-value of < 0.002 for the 10 mg elobixibat dose group indicates that there is a less than 1‑in‑500 statistical probability that the difference compared with placebo occurred by chance, and the p-value of < 0.001 for the 15 mg elobixibat dose group indicates that there is a less than 1‑in‑1,000 statistical probability that the difference compared with placebo occurred by chance.

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

Phase 3 Clinical Trials Conducted by a Former Licensee

Two Phase 3 clinical trials conducted by a former licensee of ours to evaluate the efficacy and safety of elobixibat as a treatment for CIC, known as Echo 1 and Echo 2, ended in 2014. Our former licensee stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat. Subsequent analysis by our former licensee determined the issue to have affected only Echo 2 and a small number of patients. As a result of the early termination of the trials, each of Echo 1 and Echo 2 enrolled substantially fewer than the number of patients contemplated by the trial’s statistical plan. A third Phase 3 clinical trial conducted by our former licensee to evaluate the long-term safety of elobixibat, known as Echo 3, ended in 2015.

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

The primary endpoint of the trial was the overall CSBM response. CSBM response refers to a patient having at least three CSBMs per week and an increase of at least one CSBM per week from baseline, in each case for at least nine of the first 12 weeks of the treatment period and at least three of the weeks from week 9 to week 12. The 5 mg elobixibat dose met the primary endpoint, and the result was statistically significant based on the study’s predefined statistical methodology (p = 0.029). There was a trend in favor of the 10 mg elobixibat dose on the primary endpoint, but the result did not achieve statistical significance using the same methodology. Subsequently, at a meeting with the FDA held in 2014, the FDA advised us that, based on the unplanned stopping of the study, the FDA would apply a different statistical methodology than had been predefined and utilized for the study. Using the FDA’s chosen statistical methodology, neither the 5 mg nor the 10 mg dose of elobixibat achieved statistical significance on the primary endpoint in Echo 1.

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

Echo 2. Echo 2 was a multicenter, double blind, placebo controlled Phase 3 clinical trial of elobixibat as a treatment for CIC. The trial was conducted at 79 sites in the United States, Canada, Czech Republic, Germany, Hungary,

Poland, Slovakia, Sweden, South Africa and the United Kingdom. Enrollment criteria, primary and key secondary endpoints and trial design were substantially the same as for Echo 1, except that Echo 2 from the outset provided for a 12‑week treatment period and included a four-week post-treatment withdrawal period. The statistical plan for the trial contemplated that 840 patients would be enrolled.

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

We have formulation-related patents pending in various jurisdictions with respect to A3384. We are considering conducting either or both of a Phase 2 clinical trial of A3384 as a treatment for BAM, if our pending formulation-related patents for A3384 issue in the United States, or a clinical trial in healthy volunteers to assess A3384’s drug-drug interaction profile. If we elect to conduct a clinical trial of A3384 in BAM, we expect to initiate the trial in 2020.

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

We estimate the prevalence of BAM in the United States and the European Union to be approximately 4 million people. The approach to treating BAM currently depends on binding excess bile acids to reduce their secretory actions, using a bile acid sequestrant such as cholestyramine or a variant such as colestipol or colesevelam. However, many patients cannot tolerate these medications because of the texture or taste, because they worsen the diarrhea, cause intolerable nausea, heartburn, wind or bloating or because they negatively impact the absorption of important fat soluble vitamins or other medications. A third-party analysis of patients given a bile acid sequestrant to lower cholesterol showed that over half discontinued treatment within one year, and similar discontinuation was seen in a separate published study that followed treated patients with BAM.

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

Preclinical Program in NASH

We have an ongoing preclinical program directed towards discovering and advancing to the clinic a novel compound that modulates bile acid levels to treat NASH. We hope to provide more details on the specific mechanism of action and our progress in the future.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression.

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

In particular, the reduction in the reuptake of bile acids triggered by IBAT inhibition signals to the liver to make more bile acids to ensure the presence of a sufficient supply. The liver makes these bile acids from cholesterol, which has the effect of reducing levels of LDL cholesterol in the plasma. Also, increased bile acids in the colon resulting from IBAT inhibition stimulates the secretion of GLP‑1 (glucagon-like peptide‑1), which regulates insulin release from the pancreas and has been shown to decrease insulin resistance. Data from our clinical trials of elobixibat in patients with CIC or abnormal lipid levels demonstrated both of these effects. In addition, as discussed above under “A4250 — Development of A4250 — Preclinical and Phase 1 Clinical Development,” in a preclinical mouse model of cholestatic liver injury, A4250 significantly inhibited the expression of different proteins known to be associated with inflammation and fibrosis. Moreover, in preclinical studies conducted by us or third parties, compounds that inhibit the IBAT have been reported to reduce liver concentrations of certain bile acids and cholesterol believed to play a role in the progression of NASH.

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

Payment Terms. As of March 1, 2019, we have received $45.4 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional amounts of up to $4.9 million if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, described below, we may become eligible under the license agreement to receive up to $31.9 million if specified sales milestones are achieved for elobixibat and stepped royalties beginning in the high single digits on any future net sales of elobixibat.

EA Pharma’s obligation under the license agreement to pay royalties for elobixibat expires on a country-by-country basis on the later of expiration of the patent rights in a country that have a specified scope and that we either licensed to EA Pharma or, subject to a specified term limit, are developed by EA Pharma, alone or together with us, in the course of its activities under the agreement or expiration of regulatory exclusivity for elobixibat in that country. The Japanese patent rights with respect to elobixibat that we licensed to EA Pharma expire between 2026 and 2029. In addition, we have two pending patent applications on specific crystal polymorphs of elobixibat that, if issued in Japan, will expire in 2034 and 2035, respectively. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if elobixibat is subject to generic competition that exceeds a specified level, if the bulk price for unformulated elobixibat purchased from us for use in Japan exceeds a specified threshold or if EA Pharma licenses patent rights from any third party under circumstances where it is legally required to do so to commercialize elobixibat in its licensed field in a particular country in its licensed territory.

Development and Commercialization. EA Pharma is responsible for funding and using commercially reasonable efforts to execute the development and commercialization of elobixibat in its licensed field and licensed territory pursuant to agreed territory development and commercialization plans that are updated from time to time. In Japan, EA Pharma co-markets elobixibat with Mochida pursuant to a sublicense agreement and co-promotes elobixibat with Eisai. A joint development committee and a joint commercialization committee, each comprising representatives of each company, oversees activities under the agreement.

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

Royalty Monetization Agreement with HCR

In December 2017, we entered into an RIAA with HCR. Pursuant to the RIAA, HCR paid us $45 million, net of certain transaction expenses, and we are eligible for an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. Under the RIAA, we sold in return our right to receive all royalties for elobixibat in Japan,  and sales milestones for elobixibat in Japan or other countries in the licensed territories that may become payable by EA Pharma pursuant to our license agreement with EA Pharma, up to a specified maximum amount, or the Cap Amount, equal to 175% of the amount paid by HCR to us under the RIAA plus certain patent-related expenses (if such patent-related expenses become payable by HCR). The RIAA provides that, if the Cap Amount is reached, we will again become eligible to receive royalties and sales milestones for elobixibat from EA Pharma under the terms of the license agreement. We also have the right, but not the obligation, to pay to HCR at any time an amount that, when added to all royalties and sales milestones for elobixibat theretofore received by HCR under the RIAA, equals the Cap Amount, in which case we will again become eligible to receive royalties and sales milestones for elobixibat under the terms of the license agreement.

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

As of March 1, 2019, our patent estate included 13 issued patents and 23 pending patent applications in the United States and approximately 360 counterpart patents and patent applications in other jurisdictions, including eight European regional issued patents and two Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

A4250	Composition of matter of A4250	September 2022

	Method of using certain IBAT inhibitor(s) to treat certain liver diseases	November 2031

	Method of using certain IBAT inhibitor(s) in combination with a bile acid binder to treat certain liver diseases	November 2031 (EP) (pending in US)

	Crystal modifications of A4250	June 2039 (priority pending)

	Formulations of A4250	June 2039 (priority pending)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP, JP); August 2022 (US)

	Method of using an IBAT inhibitor to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome with Constipation	April 2024

	Crystal modifications of elobixibat	April 2034

	Crystal modifications of elobixibat	October 2035 (US, pending in EP, JP)

	Method of using certain IBAT inhibitor(s) to treat NASH	November 2031

A3384	Pharmaceutical formulations comprising cholestyramine	February 2037 (pending in US EP), August 2038 (PCT pending in US)

We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive for the United States under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, or similar patent term extension legislation in Europe and Japan. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of FDA approval. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Typically, only one patent applicable to an approved drug is eligible for an extension, and, with limited exceptions, the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

In the European Economic Area (EEA; the European Union member countries plus Iceland, Liechtenstein and Norway), Regulation (EC) No 469/2009 generally permits an extension of the patent term for a drug as compensation for the patent term lost during the regulatory review process by the European Medicines Agency, or EMA or the national drug agencies. The term of a supplementary protection certificate, or SPC, corresponds to the period between the filing date of the patent and the date of the first Marketing Authorization in the EEA, reduced by a period of 5 years. An SPC may extend the patent term for an approved drug up to five years, but the remaining patent term may not exceed 15 years from the date of the first Marketing Authorization. Only one patent that covers the approved drug is eligible for an SPC. Applications for an SPC are reviewed and approved by the national patent offices of the EEA countries, and must be lodged within six months of the authorization date for the drug in each EEA country (or within six months of the grant of the patent, in case the Marketing Authorization is granted first).

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

We are aware of other companies that are developing product candidates that, like A4250 and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat, and formerly known as LUM001 from Lumena Pharmaceuticals, was studied in Phase 2 clinical trials in PFIC and ALGS. In June 2016, Shire announced that the FDA granted breakthrough therapy designation for SHP625 for PFIC, type 2. Shire’s SHP626, also known as volixibat, was in Phase 2 development as a treatment for NASH. In November 2018, Shire announced that it licensed exclusive global rights to maralixibat and volixibat to Mirum Pharmaceuticals, Inc. a private company.  Mirum has announced plans to initiate Phase 3 trials with maralixibat in PFIC and ALGS in 2019.GlaxoSmithKline’s GSK2330672, which GlaxoSmithKline has announced an intent to divest, is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC.

The competition in our target indications includes the following.

PFIC and other pediatric cholestatic liver diseases and disorders. For many cholestatic liver diseases and disorders, including in particular PFIC, there are no approved therapies. With regard to the pruritus that is characteristic of these diseases, symptomatic off-label treatment with bile acid sequestrants, such as cholestyramine (marketed as Colestyr, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various countries), typically provides only modest relief. Bristol Myers Squibb has discontinued manufacture of Questran, but generic versions of the drug are marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG.

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

As noted above, Mirum plans to initiate  Phase 3 trials for maralixibat as a treatment for PFIC and ALGS in 2019. In addition, Intercept Pharmaceuticals’ obeticholic acid or OCA, is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC. OCA is also in Phase 2 development as a treatment for biliary atresia.

NASH. There are currently no drugs approved for the treatment of NASH. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis. Product candidates in Phase 3 clinical development in NASH include Intercept’s OCA, Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK‑1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc). Madrigal Pharmaceuticals, Inc. has announced plans to initiate a Phase 3 clinical program in NASH with its thyroid hormone receptor selective agonist, MGL-3196. There are many other product candidates in or believed to be in Phase 2 clinical development in NASH.

Chronic Constipation. Linaclotide, marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella in Europe, is approved in the United States for the treatment of CIC and IBS-C and in Europe for the treatment of IBS-C. Linaclotide is also approved for the treatment of IBS-C in Japan, where it is marketed by Astellas. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceutical Company Limited, is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type‑2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire in the United States as Motegrity and in the European Union as as Resolor, is a motility agent approved the treatment of CIC..  Motegrity and Resolor are associated with a high rate of headaches, and belong to a class of drugs known as 5‑HT receptor drugs that has been linked to cardiovascular safety issues.

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

In addition, Synergy Pharmaceuticals, Inc. has a product known as plecanatide, marketed as Trulance, that is approved in the United States to treat CIC and IBS-C. In December of 2018, Synergy filed a voluntary petition for reorganization under Chapter 11 of the U.S. Code with the U.S. Bankruptcy Court for the Southern District of New York. On February 26, 2018, Bausch Health Companies Inc. announced that it was selected as the successful bidder to acquire certain of Synergy’s assets for a cash purchase price of approximately $195 million and the assumption of certain of Synergy’s liabilities.  Plecanatide is, like linaclotide, a guanylate cyclase-C agonist. Ardelyx, Inc. has a product candidate, tenapanor, for which it submitted a new drug application for marketing authorization to the FDA in September 2018. Tenapanor inhibits the sodium transporter NHE3 and reduces sodium uptake from the gut to increase the secretion of water in the intestines.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other clinical trials or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, = if the clinical trial is not being conducted in accordance with the clinical protocol or GCP or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is required exceeds $2.5 million for FY2019, and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $309,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

Specifically, the FDA may grant a product the fast track designation if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track product application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. In September of 2018, the FDA granted fast track designation to A4250 for the treatment of pruritus associated with PFIC.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that generally provides a meaningful therapeutic advantage to patients over existing treatments and based upon a demonstration that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Depending on the outcome of our double blind, Phase 3 clinical trial of A4250 in patients with PFIC, we may elect to pursue accelerated approval of A4250.

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

Rare Pediatric Disease Priority Review Voucher

The FDA may grant rare pediatric disease designation for indications in the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the United States and that is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. In June of 2018, the FDA granted a rare pediatric disease designation to A4250 for the treatment of PFIC. Under the FDCA, a sponsor who receives approval of an NDA for a product that is for the prevention or treatment of a rare pediatric disease and meets certain additional criteria, may qualify for a rare pediatric disease priority review voucher, or PRV. A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor and may be further transferred any number of times before it is used. Pursuant to the 21st Century Cures Act, FDA’s authority to award rare pediatric disease PRVs has been extended until 2020 and  until 2022 for products that receive rare pediatric disease designation by 2020.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information and for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to the CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023.

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

Hatch-Waxman Patent Certification and the 30‑Month Stay

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

Pediatric Clinical Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003 an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Orphan Drug Designation and Exclusivity

The FDA has granted orphan drug designation to A4250 for the treatment of PFIC, ALGS, biliary atresia and PBC. Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the designation request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the United Kingdom Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

•

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

Employees

As of March 1, 2019, we employed 39 full-time employees, of whom 13 hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees, 23 were engaged in research and development and 16 were engaged in general and administrative functions. Of these employees, 11 were located in Sweden and 28 were located in the United States. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our internet address is http://www.albireopharma.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Item 1A.RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10‑K, including our consolidated financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was approximately $46.1 million for the year ended December 31, 2018 and approximately $24.4 million for the year ended December 31, 2017. We had an accumulated deficit of $96.5 million as of December 31, 2018. To date, we have financed our operations primarily through issuances of shares of common stock, preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants and venture debt borrowings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs, although our licensee, EA Pharma Co., Ltd. (formerly Ajinomoto Pharmaceuticals Co., Ltd.), or EA Pharma, has received approval in Japan of our product candidate elobixibat to treat chronic constipation. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

•

the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for initiation and completion of our Phase 3 clinical program for A4250 in patients with progressive familial intrahepatic cholestasis, or PFIC;

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

We expect our research and development expenses to increase substantially in future periods, particularly as we advance the development of our product candidates in addition to A4250 as a treatment for patients with PFIC. In particular, we expect that our research and development expenses would increase if we conduct clinical trials of any or all of elobixibat for the treatment of nonalcoholic steatohepatitis, or NASH, A3384 for the treatment of bile acid malabsorption, or BAM, A4250 for the treatment of biliary atresia or in additional pediatric cholestatic liver diseases and disorders, or any product candidate advanced in our preclinical program in NASH or we initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the costs, design, duration and any potential delays of the Phase 3 clinical trial of A4250 that may result from, among other things, the factors described below under “ – The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of A4250 to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval. Similar risks also apply for A3384, which is a product candidate for the treatment of BAM.” and “If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.”;

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
•

whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our royalty interest acquisition agreement with HCR or any potential future licensee or collaborator;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. We filed a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in October 2017. We refer to this registration statement as the 2017 Form S-3 and we refer to this sales agreement as the 2017 Sales Agreement. Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to the 2017 Sales Agreement.  On or about March 6, 2019, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. On or about March 6, 2019, we intend to terminate the 2017 Sales Agreement and enter into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Our issuance and sale, if any, of shares under the 2019 Sales Agreement that we intend to enter into are subject to the effectiveness of the 2019 Form S-3. We make no assurances as to if or when the 2019 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 will be offered or sold after the date of effectiveness of the 2019 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2019 Sales Agreement that we intend to enter into or any securities under the 2019 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown recurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

A4250 is in Phase 3 clinical development. Elobixibat has been approved in Japan for the treatment of chronic constipation, but we will not receive additional cash in respect of elobixibat in Japan unless and until HCR has received a specified amount under our RIAA. Our other most advanced product candidates are in Phase 2 or earlier-stage development.

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

Following consultation with the FDA and EMA, we are using change in pruritus as the primary endpoint for purposes of FDA evaluation and as a key secondary endpoint for EMA evaluation in our planned Phase 3 trial in PFIC patients. Because the assessment of pruritus relies on subjective feedback, it is challenging to evaluate and measure consistently. Moreover, there is no clinical experience with the two outcome instruments that we will use in the trial and either may not be considered adequately reliable or valid for use in PFIC patients.

The primary endpoint in our Phase 3 trial of A4250 in patients with PFIC, for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. Because the assessment of pruritus relies on subjective caregiver feedback, it is challenging to evaluate and measure consistently and, for any patient, a caregiver-reported outcome may vary from the patient’s self-reported outcome. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial. Moreover, patients given an inactive agent, or placebo, for comparison to A4250 in a clinical trial may perceive a change in pruritus that is greater than we anticipated when designing the trial or that is comparable to the change experienced by patients given A4250, which could obscure the effect of A4250 in the trial and reduce the likelihood that the trial will be successful.

We have developed caregiver-reported and patient-reported outcome instruments to assess pruritus in the Phase 3 PFIC trial. These outcome instruments, and the manner in which they will be analyzed, represent novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have no experience. The degree of novelty or other limitations of these endpoints and methodologies may impact the likelihood that our Phase 3 PFIC trial, or any other future clinical trial of A4250, will be successful or otherwise delay or prevent marketing approval of A4250. In addition, we plan to establish the reliability and validity of the outcome instruments that we develop to meet applicable regulatory standards as part of the Phase 3 trial. The FDA or EMA may ultimately determine that either of these outcome instruments is not adequately reliable or valid for use with PFIC patients, whether because it was not applied by clinical investigators sufficiently consistently, was not sufficiently sensitive to detect varying degrees of pruritus, or for any other reason. If this were to occur, our ability to obtain marketing approval for A4250 would be delayed and we may never obtain marketing approval for A4250.

The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of A4250 to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval. Similar risks also apply for A3384, which is a product candidate for the treatment of BAM.

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

Our Phase 3 PFIC program includes a single randomized, double blind, placebo controlled, multicenter clinical trial and an open label long-term extension study. The double blind trial is designed to enroll approximately 60 patients with PFIC (type 1 or 2), ages six months to 18 years, at sites in the United States, Canada, Europe, the Middle East and Australia. Patients will be assigned to receive either 40 µg/kg/day or 120 µg/kg/day of A4250, or placebo, for 24 weeks. Patients taking a stable dose of medication to manage pruritus when entering the trial will be permitted to continue such background medication during the trial, subject to specified exceptions. The trial has a primary endpoint for U.S. purposes, a different primary endpoint for E.U. purposes, and several secondary endpoints, including progression to surgery, change in growth markers and liver biochemistry variables, and others. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a proprietary tool that we have developed. The trial’s primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction in serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Patients in the trial will have the opportunity to participate in the open label extension study to assess long-term safety and durability of response.

Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of A4250 for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

Furthermore, the FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. Certain secondary endpoints that we expect to use in our Phase 3 trial may be considered clinical benefit endpoints, including progression to surgery and change in growth markers. The likelihood that a treatment duration of 24 weeks will be long enough for a placebo controlled trial to demonstrate an effect of A4250 on any particular clinical benefit endpoint is uncertain, and, if not, FDA approval of A4250 could be limited to the treatment of pruritus in PFIC patients, if A4250 is approved at all.

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

The design of our Phase 3 clinical trial of A4250 in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either the FDA or EMA.

Although the feedback on our proposed Phase 3 clinical trial in patients with PFIC that we have received from the FDA and EMA is generally consistent, it is not identical and the design of our Phase 3 clinical trial of A4250 in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either regulatory authority. As a result, there is increased risk that, even if we view the results of our planned trial as favorable, the FDA or EMA may not find the overall results to be sufficient to support marketing approval of A4250 to treat PFIC, a symptom of PFIC such as pruritus or any other indication.

Favorable results seen to date in clinical trials of A4250, including our open label Phase 2 trial of A4250 in patients with cholestatic liver disease, may not be predictive of favorable results in our Phase 3 clinical trial of A4250 in patients with PFIC, which will be placebo controlled and involve different doses, treatment duration, number of patients and outcome measures and may have other differences in design or execution.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. A4250 has been evaluated in an open label Phase 2 trial in children with chronic cholestasis and pruritus and in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. Data from our Phase 2 trial in children with chronic cholestasis and pruritus showed a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids. In addition, based on data from the PBC trial that we received from the investigator, nine patients with pruritus received A4250 and all of them reported a reduction in pruritus. If the favorable findings on pruritus and serum bile acids seen in these two Phase 2 trials are not replicated in our Phase 3 trial of A4250 in patients with PFIC or in any other future trial of A4250 in patients with PFIC or other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for A4250 to treat any indication, in which case our business would be materially and adversely affected.

Our Phase 3 trial of A4250 in patients with PFIC will involve a greater number of patients, different outcome measures, doses and treatment duration and may have other differences in trial design, in addition to the difference in patient population, compared with either the prior pediatric chronic cholestasis trial or PBC trial. For example, our Phase 3 trial of A4250 is a randomized, double blind, placebo controlled, multicenter, clinical trial designed to enroll approximately 60 patients with PFIC (type 1 or 2), with a treatment duration of 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Although we have assessed the effects of A4250 on serum bile acids in prior clinical trials of A4250, we have not previously utilized this serum bile acid responder rate endpoint. Moreover, we do not have any prior data regarding the effect of a placebo in patients with PFIC on serum bile acid levels, pruritus or any other outcome variable to guide the planning for our Phase 3 PFIC trial, which increases the risk that the trial will not be powered adequately to show a statistically significant separation between A4250 and placebo.

Furthermore, the specific caregiver-reported or patient-reported measures used to assess change in pruritus can vary from trial to trial. For example, the pruritus scales that were used in the PBC trial are not the same as the scales used in our trial in children with chronic cholestasis and pruritus, except that the visual analogue scale of itching, known as VAS-itch, is common to both trials. To assess change in pruritus in our Phase 3 trial of A4250 in patients with PFIC, we plan to use caregiver-reported and patient-reported outcome instruments that we have developed taking into account input from PFIC patients and their caregivers, which employ or rely on different questions or assessments, require a different outcome to establish a positive response or are otherwise different from the outcome instruments used in our Phase 2 trial in children with chronic cholestasis. The differences in these instruments may reduce the likelihood that data from the Phase 2 trials of A4250 in children with chronic cholestasis or in PBC patients will be predictive of favorable results in the Phase 3 PFIC trial.

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

If we experience delays or difficulties in the enrollment of patients in our Phase 3 clinical trial of A4250 in patients with PFIC, our receipt of marketing approval for A4250 could be delayed or prevented.

Recruiting patients for orphan pediatric liver diseases is challenging. We have previously experienced enrollment delays in our clinical trials of A4250 and are aware of at least one third-party clinical trial in PFIC patients that may be ongoing at the time of our Phase 3 trial of A4250 in patients with PFIC. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates, we may not be able to initiate or continue the clinical trials. In particular, if we experience enrollment delays in our Phase 3 trial of A4250 in patients with PFIC, our cash resources may not be sufficient to enable us to fund the trial to completion, which could cause our value to decline and limit our ability to obtain additional financing.

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

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing A4250 initially as a treatment for patients with PFIC and potentially also as a treatment for patients with other pediatric cholestatic liver diseases and disorders. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the addressable PFIC patient population for A4250 is only a subset of the overall patient population, specifically patients who have not yet received partial external biliary diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. We are not aware of any available patient registries for PFIC, and we rely on various estimates and assumptions to estimate the addressable PFIC population. In addition, there are different subtypes of PFIC and the beneficial effects of A4250 may vary among patients with different subtypes or among children of different ages. Our Phase 3 clinical trial is enrolling patients with PFIC, type 1 or 2, but not PFIC, type 3. Based on FDA feedback, A4250 may ultimately receive regulatory approval, if at all, as a treatment for only the PFIC subtypes studied. It is also possible that A4250 may ultimately receive regulatory approval, if at all, as a treatment for children with PFIC of some ages but not others. Moreover, we are using change in pruritus as the primary endpoint of our Phase 3 trial for purposes of FDA evaluation. The FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. If the commercial opportunity in PFIC is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect, because A4250 receives marketing approval, if at all, as a treatment for some but not all PFIC subtypes, for children of some ages but not others, for pruritus associated with PFIC but not PFIC itself or for any other reason, our future revenue from A4250 may be adversely affected and our business may suffer.

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

Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.

The benefit of IBAT inhibition in the treatment of patients with PFIC or any of our other target indications is unproven, and we do not know whether we will be able to develop any products of commercial value for these indications.

A4250 is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug in the United States or Europe that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop A4250. Shire plc, or Shire,  reported that, SHP625, now known as maralixibat, which it licensed to and is now being developed by Mirum Pharmaceuticals, and has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of A4250 for the treatment of patients with PFIC or any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

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

We expect that, if our pending formulation-related patents for A3384 issue in the United States, we may seek FDA approval for A3384 for the treatment of BAM through Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for A3384 by potentially decreasing the amount of clinical and preclinical data that we would need to generate in order to obtain FDA approval. However, the 505(b)(2) regulatory pathway does not preclude the possibility that additional clinical trials or nonclinical studies may be required; for example, for new indications where the applicant cannot rely on published literature or the FDA’s finding of safety and effectiveness. If the FDA requires more data to support the approval of A3384 to treat BAM than we currently anticipate, the time and financial resources required to obtain FDA approval for A3384, and complications and risks associated with A3384, would likely substantially increase. Moreover, if we are unable to pursue the Section 505(b)(2) regulatory pathway for any reason, new competitive products could reach the market more quickly than A3384, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that A3384 will receive the requisite approvals for commercialization.

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

BAM is typically diagnosed by excluding other potential causes of extreme diarrhea, and we are not aware of any patient registry or other method of establishing with precision the actual number of patients with BAM in any geography. The diagnostic method that is believed to be the best currently, the 75Se-Homocholic Acid Taurine test, is not available in many countries and evaluation of bile acid synthesis markers, such as FGF19, and the bile acid intermediate C4 is not a routine diagnostic test. Instead, it is common currently to assess the effect of cholestyramine to confirm the diagnosis of BAM. We estimate the prevalence of BAM in the United States and the European Union to be approximately 4 million people. We derive our estimated prevalence from a reported estimate of the prevalence of irritable bowel syndrome with diarrhea, or IBS-D, and published third-party studies that suggest approximately one-third of IBS-D patients have BAM. If the estimates on which we have relied are not accurate or if the results of studies on which we have relied are outdated, our estimate of the number of patients with BAM may be inaccurate, we may not be able to recruit patients into any future clinical trial of A3384 in BAM in a timely manner, or at all, and the commercial opportunity for A3384 may be smaller than we anticipate.

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

For example, the investigator for the investigator-initiated Phase 2 clinical trial of A4250 in PBC determined to conclude the trial prior to its intended completion, citing gastrointestinal side effects. If the GI side effects cited by the investigator in the PBC trial are predictive of an inadequate tolerability profile of A4250, the overall commercial opportunity for A4250 may be lower than we expect. Even if we receive regulatory approval for A4250, if the approved dose of A4250 is not well tolerated, A4250 may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.

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
•

whether physicians will be willing to prescribe A4250 to patients with PFIC notwithstanding that the primary endpoint in our Phase 3 clinical trial of A4250 in patients with PFIC is change in pruritus (FDA) or serum bile acid responder rate (EMA), as opposed to a direct measure of reducing or eliminating progressive liver disease;

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates A4250 and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat, and formerly known as LUM001 from Lumena Pharmaceuticals, was studied in Phase 2 clinical trials in PFIC and ALGS . In June 2016, Shire announced that the FDA  granted breakthrough therapy designation for SHP625 for PFIC, type 2. Shire’s SHP626, also known as volixibat, was in Phase 2 development as a treatment for NASH. In November 2018, Shire announced that it licensed exclusive global rights to maralixibat and volixibat to Mirum Pharmaceuticals, a private company. Mirum has announced plans to initiate Phase 3 trials with maralixibat in PFIC and ALGS in 2019.GlaxoSmithKline’s GSK2330672, which GlaxoSmithKline has announced an intent to divest, is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC.

If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

•

For PFIC and many other cholestatic liver diseases, there are currently no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, Mirum  plans to conduct Phase 3 clinical development of maralixibat  in PFIC and ALGS. In addition, Intercept Pharmaceuticals’ obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia.

•

For the pruritus that is characteristic of many cholestatic liver diseases, symptomatic off-label treatment with: UDCA; bile acid sequestrants, such as generic cholestyramine (marketed as, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various countries), marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG; rifampin, an antibiotic derivative; or naltrexone, an opioid antagonist.

•

For NASH, there are currently no approved drug treatments. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to demonstrate a significant reversal in liver fibrosis. Product candidates  in Phase 3 clinical development in NASH include Intercept’s obeticholic acid, Genfit SA’s PPAR alpha/delta agonist (elafibranor), Gilead Sciences, Inc.’s ASK‑1 inhibitor (selonsertib) and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc). Madrigal Pharmaceuticals has announced plans to initiate a Phase 3 clinical program in NASH with its thyroid hormone receptor selective agonist, MGL-3196. There are many other product candidates believed to be in Phase 2 clinical development in NASH.

•

For chronic constipation: linaclotide, a guanylate cyclase-C agonist, is marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella (for the treatment of a related condition, irritable bowel syndrome with constipation, or IBS-C) in Europe. Linaclotide is also marketed by Astellas Pharma Inc. as Linzess in Japan for the treatment of IBS-C; lubiprostone, a type‑2 chloride channel marketed as Amitiza by Takeda Pharmaceutical Company Limited in the United States and select countries in Europe and by Mylan N.V. in Japan; prucalopride, a motility agent marketed by Shire in the United States as Motegrity and in the European Union as Resolor; and numerous over the counter products, including psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol.

•

In addition, Synergy Pharmaceuticals, Inc. has a product known as plecanatide, a guanylate cyclase-C agonist marketed as Trulance, which is approved in the United States to treat CIC and IBS-C. In December of 2018, Synergy filed a voluntary petition for reorganization under Chapter 11 of the U.S. Code with the U.S. Bankruptcy Court for the Southern District of New York. On February 26, 2018, Bausch Health Companies Inc. announced that it was selected as the successful bidder to acquire certain of Synergy’s assets for a cash purchase price of approximately $195 million and the assumption of certain of Synergy’s liabilities.  Ardelyx, Inc. has a product candidate, tenapanor, for which it submitted a new drug application to the FDA in September 2018 for marketing approval in the treatment of in IBS-C.

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

Depending upon the timing, duration and specifics of FDA marketing approval of A4250, elobixibat, A3384 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for A4250 is expected to expire in 2022 assuming it withstands any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022, assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for A4250 and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2039. We also expect that our patent applications for A3384, which to date have been filed as PCT applications being initially nationalized in the United States or as priority applications in Sweden, if ultimately issued in the United States and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2037 or 2038.

A3384 could be subject to competition arising from off-label use from conventional cholestyramine.

We have pending patent applications covering pharmaceutical formulations of A3384. Even if these patents ultimately issue in the United States or elsewhere, we do not have patent rights covering the composition of matter of cholestyramine. As a result, we may be limited in our ability to prevent others from exploiting cholestyramine, which could have a negative impact on the commercial potential of A3384. In addition, cholestyramine is currently approved in the United States and some countries in Europe for various indications, including in some countries in Europe for diarrhea associated with certain GI conditions. Physicians currently prescribe cholestyramine for other indications that are not approved by the FDA or regulatory authorities outside of the United States, such as BAM. If we are unable to establish that A3384 is a superior drug to conventional cholestyramine in the treatment of BAM, physicians may be likely to continue to prescribe conventional cholestyramine and our potential future revenue from sales of A3384 would likely be materially and adversely affected.

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

The FDA has awarded rare pediatric disease priority review vouchers, or PRVs, to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. The FDA has granted rare pediatric disease designation for A4250 for PFIC. The PRV program is now set to expire at the end of September 2020, although a drug that has been designated under the program as of September 30, 2020 may still receive a PRV if it is approved for marketing before October 1, 2022. Therefore, there is no guarantee that we will receive a PRV for A4250 even if it is approved by the FDA to treat a rare pediatric disease.

If prior to any marketing approval in the European Union of A4250 to treat PFIC, Mirum’s maralixibat is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, and if A4250 is deemed to be a similar medicinal product, within the meaning of E.U. law, to maralixibat, we may not be able to obtain marketing approval of A4250 in the European Union for a significant period of time. In addition, A4250 may not be entitled to orphan drug exclusivity for A4250 in the United States or European Union notwithstanding its current orphan designation.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA has granted orphan drug designation to A4250, which is an IBAT inhibitor, for the treatment of PFIC, biliary atresia, PBC and ALGS, and the European Commission has designated A4250 as an orphan medicinal product for the treatment of PFIC, biliary atresia, PBC and ALGS. Mirum’s maralixibat, which has also been reported to be an IBAT inhibitor, has also been granted orphan drug designation by the FDA and as an orphan medicinal product by the European Commission.

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

Maralixibat has been evaluated to date in a greater number of PFIC patients than has A4250. If (1) prior to marketing approval, if any, of A4250 to treat PFIC in the European Union, maralixibat is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, (2) A4250 is deemed to be a similar medicinal product to maralixibat and (3) we are not able to establish that A4250 provides a significant benefit to patients compared with maralixibat, we may not be able to obtain marketing approval of A4250 in the European Union for at least several years.

Moreover, we may not be able to obtain orphan drug exclusivity in the United States or the European Union for A4250 for PFIC or any other indication, notwithstanding the fact that A4250 has been designated as an orphan drug in the United States or an orphan medicinal product in the European Union. For example, if a competitive product that is the same drug as A4250 is shown to be clinically superior, any orphan drug exclusivity that we have obtained in the United States will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval in the United States of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. Moreover, if prior to marketing approval, if any, of A4250 to treat PFIC in the European Union, maralixibat or any other product is approved in the European Union to treat PFIC, A4250 may not be entitled to orphan drug exclusivity if we are not able to establish that it provides a significant benefit to patients compared with maralixibat. Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drug products can be approved for the same condition.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the United Kingdom government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. The FDA has granted fast track designation for A4250 for pruritis associated with PFIC, but there is no assurance that A4250 will receive marketing approval from the FDA or that approval will be granted within any particular timeframe. We may also seek fast track designation for other current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws In addition, various statutes and rules in Europe and elsewhere around the world regulate privacy and data protection, which affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are periodically being enacted in this area, which remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources.  In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. The GDPR is a complex law and the regulatory guidance is still evolving.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. While we have taken steps to comply with the GDPR, including reviewing our security procedures, updating our website, revising our clinical study informed consent forms, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

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

We became a public company in November 2016 and have reported pervasive material weaknesses in our internal controls over financial reporting.  See Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

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

We estimate that we will remediate the material weaknesses during 2019, but we may not ever be able to remediate the material weaknesses. If we are unable to successfully remediate the material weaknesses and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected.

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

Pursuant to Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have hired additional internal resources, engaged outside consultants and adopted a detailed work plan to remediate the material weakness in internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We and our independent registered public accounting firm were not able to conclude that our internal control over financial reporting was effective at December 31, 2018 as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We have initiated litigation that may be costly, divert time and efforts away from business operations, require us to pay costs and expenses and/or otherwise have an adverse material impact on our business, and we could become subject to additional litigation in the future.

On February 19, 2019, we filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, the Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (i) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, we are seeking, among other things, compensatory damages of at least € 37 million.

We have retained outside counsel under a contingency fee arrangement, and as a result, we will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

We expect to expand our capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, finance and administration and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We conduct a significant portion of our operations outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars. Exchange rate fluctuations between local currencies, the euro and the dollar create risk in several ways, including the following: weakening of the dollar may increase the cost of overseas research and development expenses and the cost of sourced product components outside the United States; strengthening of the dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on nondollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins may be affected.

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

The United Kingdom’s “Brexit” vote in favor of withdrawing from the European Union could adversely impact operations, make it more difficult for us to do business in Europe and impose additional regulatory costs and challenges in securing approval of our candidate products.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provided its notice of withdrawal.

It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on operations and sales.

Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make doing business in Europe more difficult.

We may also face new and additional regulatory costs and challenges from Brexit that could have a material adverse effect on operations. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Risks Related to Our Common Stock

Our stock price is expected to continue to be volatile, and the market price of our common stock may drop.

The market price of our common stock could continue to be subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of March 1, 2019, our executive officers and directors, and their affiliates, beneficially own or control approximately 9.4% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested and unvested options to purchase shares of our common stock held by our executive officers and directors). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may cause the price of our common stock to decline if investors perceive that conflicts of interest may exist or arise.

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

If any of our executive officers or directors, or their affiliates, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 1,

2019, we had outstanding a total of approximately 12.0 million shares of common stock. Of these shares, approximately 11.9 million shares of common stock are freely tradable, without restriction, in the public market as of March 1, 2019.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

We lease approximately 5,116 square feet of office space in the building located at 10 Post Office Square, Boston, Massachusetts, which serves as our corporate headquarters. The lease expires on April 30, 2022, and we have the option to extend the term one time for an additional 5‑year period. The base monthly payment on the lease is $21,423 as of March 1, 2019, subject to specified annual increases of approximately 2% during the term of the lease and not including operating expenses, utilities, taxes and insurance for which we are responsible. In addition, we lease approximately 5,100 square feet of office space in Gothenburg, Sweden under a lease that expires in February 2022. The current quarterly payment under the lease is 329,358 Swedish Kronor (approximately $36,780, based on the Swedish Krona to U.S. Dollar exchange rate at December 31, 2018), subject to change based on applicable taxes and otherwise to increase based on changes in the Swedish Consumer Price Index. The lease renews automatically for consecutive three-year terms, unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to our right to terminate the lease at any time upon six months’ notice. We believe that our existing facilities are adequate to meet our current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

Item 3.LEGAL PROCEEDINGS

On February 19, 2019, we filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, the Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat, and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (i) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, we are seeking, among other things, compensatory damages of at least € 37 million.

We have retained outside counsel under a contingency fee arrangement, and as a result, we will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome, or the costs involved in any litigation. Furthermore, the Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “ALBO”.

Stockholders

As of March 1, 2019, we had 12,026,25 outstanding shares of common stock and no outstanding shares of preferred stock. As of March 1, 2019, there were approximately 27 holders of record of our common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended December 31, 2018.

Item 6.SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10‑K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10‑K (see Part I, Item 1A) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statement contained in the following discussion and analysis.

Overview

On November 3, 2016, we completed a reverse merger with Biodel, Inc.  We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, A4250, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of A4250 in children with chronic cholestasis and pruritus, and in May of 2018 we enrolled the first patient in our Phase 3 clinical trial for A4250 in patients with PFIC, which we refer to as PEDFIC 1.  In June of 2018, the FDA granted a rare pediatric disease designation to A4250 for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for A4250.  In September of 2018, the FDA granted fast track designation for A4250 for the treatment of pruritus associated with PFIC.  In October of 2018 the FDA granted orphan drug designation to A4250 for the treatment of Alagille syndrome, or ALGS, a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In December of 2018, the European Commission granted orphan designation to A4250 for the treatment of biliary atresia another rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In January of 2019, the FDA granted orphan drug designation to A4250 for the treatment of biliary atresia.  In addition to PFIC, we plan to initiate a pivotal clinical trial for A4250 in biliary atresia, which we believe to be one of the most common rare pediatric liver diseases, in the second half of 2019, and we plan to conduct clinical development of A4250 in 2020 as a treatment for one or more other pediatric cholestatic liver diseases and disorders.  Our most advanced product candidates in addition to A4250 include elobixibat, which is approved in Japan for the treatment of chronic constipation and with which we anticipate initiating a Phase 2 clinical trial as a treatment for NAFLD and NASH, in the second quarter of 2019, and A3384, which is a product candidate to treat bile acid malabsorption, or BAM. In June 2018, we were granted a patent for a method of using Elobixibat to treat NASH in both the U.S. and Europe.  We also have a preclinical program in NASH.

Since inception, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of $96.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2018, we had approximately $163.9 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees, milestone payments and payment for pharmaceutical ingredient or related procurement services that are made pursuant to license agreements or related supply agreements. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our condensed consolidated financial statements included in this Annual Report on Form 10-K.

For the years ended December 31, 2018 and 2017, we recognized into revenue of $12.7 million and $1,000, respectively, related to our agreement from EA Pharma.  We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as, the uncertain timing of future milestone payments, if any.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including salaries and benefits) for our executive, finance and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, information technology, legal and accounting services and other corporate expenses.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2018 in this Annual Report on Form 10‑K. We believe that our accounting policies relating to revenue recognition, research and development expenses and accounting for the liability related to sale of future royalties are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10‑K.

Revenue Recognition

We generate revenue primarily from the receipt of upfront or license fees, milestone payments, royalties, and payments for pharmaceutical ingredient or related procurement services that are made pursuant to license agreements or related supply agreements. Substantially all of our revenue to date has been derived from our license agreement with EA Pharma and a now-terminated license agreement with Ferring International Center S.A., or Ferring.

We enter into licensing agreements which are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements may include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above and (b) the transaction price under step (iii) above. We use our judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.

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

Monetization of Future Royalties

In December 2017, we executed the RIAA with HCR pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. We received $44.5 million from HCR, net of certain transaction expenses.  The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount.

In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.27%. The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company’s control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation.

Results of Operations

Years Ended December 31, 2018 and December 31, 2017

Revenue

	December 31,		Change
	2018	2017	$
	In thousands
Revenue	$12,740	$1	$12,739

Revenue was $12.7 million for the year ended December 31, 2018, compared with revenue of $1,000 for the year ended December 31, 2017, an increase of $12.7 million. The higher revenue is due to a $11.2 million milestone payment received from EA Pharma due to the approval by the Japanese MHLW of the new drug application for elobixibat for the treatment of chronic constipation and $1.5 million in royalty revenue received from EA Pharma for elobixibat for the period.

Research and development expenses

	December 31,		Change
	2018	2017	$
	In thousands
Research and development expenses	$31,732	$12,991	$18,741

Research and development expenses were $31.7 million for the year ended December 31, 2018 compared with $13.0 million for the year ended December 31, 2017, an increase of $18.7 million. The higher research and development expenses for 2018 were principally due to an increase of $9.5 million in costs associated with the development of A4250, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, an increase of $4.9 million in personnel and related expenses as we continue to increase our headcount, and an increase of $2.4 million in preclinical work primarily associated with NASH.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2018 and 2017.

	December 31,		Change
	2018	2017	$
	(in thousands)
Direct third-party project costs:
A4250	$16,533	$7,078	$9,455
Elobixibat	836	76	760
A3384	770	364	406
Preclinical	2,605	165	2,440
Total	$20,744	$7,683	$13,061
Other project costs(1):
Personnel costs	$7,106	$2,174	$4,932
Other costs(2)	3,882	3,134	748
Total	$10,988	$5,308	$5,680
Total research and development costs	$31,732	$12,991	$18,741

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	December 31,		Change
	2018	2017	$
	(in thousands)
General and administrative expenses	$18,061	$15,246	$2,815

General and administrative expenses were $18.1 million for the year ended December 31, 2018 compared with $15.2 million for the year ended December 31, 2017, an increase of $2.8 million. The increased general and administrative expenses for 2018 were principally attributable to an increase in personnel and stock-based compensation costs and recruitment costs.

Other operating (income) expense, net

	December 31,		Change
	2018	2017	$
	In thousands
Other operating (income) expense, net	$837	$(3,659)	$4,496

Other operating (income) expense, net totaled $837,000 of expense for the year ended December 31, 2018 compared with $3.7 million of income for the year ended December 31, 2017, a difference of $4.5 million. The difference in other operating (income) expense, net was primarily due to a gain of $3.5 million from our sale of certain legacy intellectual property of Biodel in October 2017, as well as changes in the currency exchange rates between the two periods.

Interest income (expense), net

	December 31,		Change
	2018	2017	$
	In thousands
Interest income (expense), net	$(4,838)	$40	$(4,878)

Interest income (expense), net totaled $4.8 million of expense for the year ended December 31, 2018 compared with $40,000 of income for the year ended December 31, 2017, a difference of $4.9 million. The difference was principally attributable to $7.0 million in non-cash interest expense recorded in connection with the sale of future royalties relating to sales of elobixibat in Japan, partially offset by interest income for the 2018 period, compared to lower interest expense offset by interest income in 2017.

Other non-operating income (expense), net

	Year Ended
	December 31,		Change
	2018	2017	$
	In thousands
Other non-operating income (expense), net	$(3,363)	$335	$(3,698)

Other non-operating income (expense), net was $3.4 million of expense for the year ended December 31, 2018 compared with $335,000 of income for the year ended December 31, 2017, a difference of $3.7 million. The difference is primarily related to the foreign currency transaction expenses associated with our royalty monetization offset by the exercise of warrants by our lender in May 2017.

Income tax

	Year Ended
	December 31,		Change
	2018	2017	$
	In thousands
Income tax	$20	$212	$(192)

Income tax expense was $20,000 for the year ended December 31, 2018 compared to $212,000 for the year ended December 31, 2017.

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

Our operations have historically been financed primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our product candidates.

As of December 31, 2018, our cash and cash equivalents were approximately $163.9 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $45 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million.

As of March 1, 2019, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.9 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to $31.9 million, if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

On or about March 6, 2019, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. On or about March 6, 2019, we intend to terminate the 2017 Sales Agreement and enter into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Our issuance and sale, if any, of shares under the 2019 Sales Agreement is subject to the effectiveness of the 2019 Form S-3. We make no assurances as to if or when the 2019 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 (defined below) will be offered or sold after date of effectiveness of the 2019 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2019 Sales Agreement that we intend to enter into or any securities under the 2019 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In January 2018, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $69.9 million under our universal shelf registration on Form S-3, which was declared effective on December 7, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2017 Form S-3. Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering program Sales Agreement that we entered into with Cowen in October 2017.

In October 2017, we entered into an asset purchase agreement pursuant to which we sold legacy intellectual property of our predecessor, Biodel, for $4.5 million.

In May 2017, we completed an underwritten public offering of 2,530,000 shares of our common stock for net proceeds of $48.5 million.

Cash Flows

Years ended December 31, 2018 and December 31, 2017

	December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,802)	(27,566)
Investing activities	(47)	4,310
Financing activities	139,182	45,838
Total	$112,333	22,582
Effect of exchange rate changes on cash and cash equivalents	(1,679)	718
Net increase in cash and cash equivalents	$110,654	$23,300

Operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $26.8 million compared to $27.6 million for 2017.  The change is primarily due to the milestone payment from EA Pharma of $11.2 million during the 2018 period offset by increased R&D expenses and $7.0 million in non-cash interest expense on liability related to royalty monetization.

Investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $47,000 compared to $4.3 million provided by investing activities for 2017.  The change is due to the sale of intellectual property of $4.5 million in 2017.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $139.2 million compared to $45.8 million for 2017.  The difference was principally due to our receipt of (i) $94.2 million in aggregate net proceeds from our public offering in January 2018 and our sales through our at-the-market offering program sales agreement in February 2018, and (ii) $44.5 million in net proceeds from HCR under our RIAA in February 2018.  Net cash provided by financing activities for the year ended December 31, 2017 was $45.8 million primarily driven by our receipt of $48.5 million in net proceeds from a public offering completed in May 2017, partially offset by principal payments on a former loan facility.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements at least into 2021, including for our Phase 3 clinical program for A4250 in PFIC, but we will need additional financing to develop A4250 for the treatment of one or more pediatric cholestatic liver diseases in 2020. However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, duration and any potential delays of the Phase 3 clinical trial of A4250;

•	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our RIAA with HCR or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
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

We filed a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on December 5, 2017 and pursuant to which we registered for sale up to $125 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. As of March 1, 2019, approximately $25.2 million of securities remain available for issuance under this shelf registration statement, including up to $25.0 million of our common stock available for issuance pursuant to the at-the-market offering program sales agreement that we entered into with Cowen in October 2017, as described above, but which sales agreement we expect to terminate on or about March 6, 2019. On or about March 6, 2019, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3, including up to $50.0 million of our common stock pursuant to the new sales agreement with respect to an at-the-market offering program. We make no assurances as to if or when the 2019 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 will be offered or sold after the date of effectiveness of the 2019 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2019 Sales Agreement that we intend to enter into or any securities under the 2019 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under the applicable SEC rules.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALBIREO PHARMA, INC.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑K, have concluded that, based on such evaluation and the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Form 10‑K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles (GAAP). As discussed below, we have taken steps to remediate the material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

As of December 31, 2018, based on our assessment management concluded that the identified material weaknesses previously disclosed are pervasive in our internal control processes and involve the control environment, risk assessment, control activity and monitoring activities of the COSO framework, remain unremediated.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, the material weaknesses relate to: an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls. Because of the material weaknesses described above, our management believes that, as of December 31, 2018, our internal control over financial reporting was not effective.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Our management remains committed to the implementation of remediation efforts to address the material weaknesses and even though progress has been made to strengthen our controls, further remediation is needed. Management is in the process of executing a remediation plan with a new chief financial officer hired in October 2018 and a senior director of finance hired in September 2018 to provide enhanced oversight and governance of all financial reporting activities. Additionally, new accounting staff with the requisite knowledge of internal controls over financial reporting matters were hired in February 2019.  A new financial reporting system was implemented in the second quarter of 2018 and we are continuing to implement and augment our control processes and procedures and related documentation, including additional management reviews to address these weaknesses and to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act 2002.  However, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may take additional measures.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Albireo Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Albireo Pharma, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Albireo Pharma, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Management concluded that the material weaknesses previously disclosed are pervasive to the internal control processes and involve the control environment, risk assessment, control activity and monitoring activities of the COSO framework, and remain unremediated at December 31, 2018.  Specifically, the material weaknesses relate to: an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 6, 2019, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2019

Item 9B.OTHER INFORMATION

Employment Arrangements

On March 6, 2019, we entered into amended and restated employments agreements with certain of our executive officers, including our named executive officers Ronald H.W. Cooper, our President and Chief Executive Officer, and Martha J. Carter, our Chief Regulatory Officer.

Amended and Restated Employment Agreement with Ronald H.W. Cooper

The amended and restated employment agreement, effective as of March 6, 2019, by and between the Company and Mr. Cooper (the “Cooper Employment Agreement”) provides for a base salary of $551,000 per year, that he is eligible to participate in an annual bonus plan provided by the Company, and that his annual target bonus opportunity is 50% of his base salary, with the actual amount of the bonus, if any, to be determined by our board of directors or compensation committee. Mr. Cooper is also eligible to participate in our employee benefit plans from time to time in effect for similarly-situated employees of the Company, which may include short-term disability, long-term disability and 401(k) retirement savings plans, and to reimbursement of business expenses.

The Cooper Employment Agreement also provides that if we terminate Mr. Cooper’s employment without cause or if Mr. Cooper terminates his employment for good reason, he will be entitled to the following, subject to obtaining from him a general release of claims (the “Cooper Severance Benefits”): (i) severance payments for 12 months at his then-current base salary, (ii) an amount equal to his then-current target bonus, payable over 12 months, (iii) a pro-rated annual bonus for the fiscal year in which the termination occurs, and (iv) payment for 12 months of the portion of the healthcare premiums that we paid prior to his termination if he elects and remains eligible for Consolidated Omnibus Budget Reconciliation Act (“COBRA”) (or mini-COBRA) health benefits; provided that if such termination occurs within 12 months following a change of control, his severance payments will be for 18 months at his then-current base salary, the amount equal to his then-current target bonus will be payable over 18 months, and the payment of healthcare premiums will be for 18 months. He will also be entitled to receive any base salary earned but not paid through the termination date, any business expenses incurred but unreimbursed on the termination date, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurs (the “Cooper Final Compensation”). In addition, all outstanding equity awards held by Mr. Cooper will become fully vested if we terminate

Mr. Cooper’s employment without cause or if Mr. Cooper terminates his employment for good reason within 12 months following a change of control.  If Mr. Cooper’s employment is terminated due to his disability, death or for cause, he or his estate will be entitled to receive the Cooper Final Compensation and, except in the case of a termination of his employment for cause, a pro-rated annual bonus for the fiscal year in which the termination occurs. If Mr. Cooper terminates his employment without good reason, he will be entitled to the Cooper Final Compensation (other than reimbursement of expenses).

Mr. Cooper is subject to confidentiality and protection of intellectual property provisions as well as to noncompetition and nonsolicitation provisions during his employment with us and the 12 months thereafter. Unless we waive Mr. Cooper’s noncompetition obligations (which are effective following the termination of his employment only to the extent we terminate Mr. Cooper’s employment for restricted cause or Mr. Cooper terminates his employment for any reason), we will pay Mr. Cooper a noncompetition payment equal to 50% of his then-current base salary, reduced by any Cooper Severance Benefits that Mr. Cooper is eligible to receive from us, subject to obtaining from him a general release of claims.

Amended and Restated Employment Agreement with Martha J. Carter

The amended and restated employment agreement, effective as of March 6, 2019, by and between the Company and Ms. Carter (the “Carter Employment Agreement”) provides for a base salary of $387,660 per year, that she is eligible to participate in an annual bonus plan provided by the Company, and that her annual target bonus opportunity is 35% of her base salary, with the actual amount of the bonus, if any, to be determined by our board of directors or compensation committee. Ms. Carter’s annual base salary and target bonus opportunity are subject to adjustment upward, but not downward, from time to time by our board of directors in its sole discretion. Ms. Carter is also eligible to participate in our employee benefit plans from time to time in effect for similarly-situated employees of the Company, which may include short-term disability, long-term disability and 401(k) retirement savings plans, and to reimbursement of business expenses.

The Carter Employment Agreement also provides that if we terminate Ms. Carter’s employment without cause or if Ms. Carter terminates her employment for good reason, she will be entitled to the following, subject to obtaining from her a general release of claims (the “Carter Severance Benefits”): (i) severance payments for 12 months at her then-current base salary, (ii) an amount equal to her then-current target bonus, payable over 12 months, and (iii) payment for 12 months of the portion of the healthcare premiums that we paid prior to her termination if she elects and remains eligible for COBRA (or mini-COBRA) health benefits (or, if she is not eligible for COBRA (or mini-COBRA), the portion of the healthcare premiums we paid for similarly situated executives); provided that if such termination occurs within 12 months following a change of control, her severance payments will be for 15 months at her then-current base salary, the amount equal to her then-current target bonus will be payable over 15 months, and the payment of healthcare premiums will be for 15 months. She will also be entitled to receive any base salary earned but not paid through the termination date, any business expenses incurred but unreimbursed on the termination date, and any annual bonus earned but not paid for the fiscal year preceding the fiscal year in which the termination occurs (the “Carter Final Compensation”). In addition, all outstanding equity awards held by Ms. Carter will become fully vested if we terminate Ms. Carter’s employment without cause or if Ms. Carter terminates her employment for good reason within 12 months following a change of control; provided that any outstanding equity awards held by Ms. Carter that were granted prior to January 1, 2019 will become fully vested upon a change of control. If Ms. Carter’s employment is terminated due to her disability, death or for cause, she or her estate will be entitled to receive the Carter Final Compensation. If Ms. Carter terminates her employment without good reason, she will be entitled to the Carter Final Compensation (other than reimbursement of expenses).

Ms. Carter is subject to confidentiality and protection of intellectual property provisions as well as to noncompetition and nonsolicitation provisions during her employment with the Company and the 12 months thereafter. Unless we waive Ms. Carter’s noncompetition obligations (which are effective following the termination of her employment only to the extent we terminate Ms. Carter’s employment for restricted cause or Ms. Carter terminates her employment for any reason), we will pay Ms. Carter a noncompetition payment equal to 50% of her then-current base salary, reduced by any Carter Severance Benefits that Ms. Carter is eligible to receive from us, subject to obtaining from her a general release of claims.

The summary of the Cooper Employment Agreement and the Carter Employment Agreement is qualified in its entirety by reference to the full text of such agreements, copies of which are attached to this report as Exhibit 10.1 and 10.4, respectively, and are incorporated herein by reference.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2019 annual meeting of stockholders.

Item 11.EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2019 annual meeting of stockholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Proposal 2: Approval of the Amendment to the Albireo Pharma, Inc. 2018 Equity Incentive Plan” in our proxy statement for the 2019 annual meeting of stockholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2019 annual meeting of stockholders.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2019 annual meeting of stockholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)                      The following documents are filed as part of this Annual Report on Form 10‑K:

Item 15(a)(1) and (2)    See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10‑K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)                 Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8‑K (Exhibit 2.1)	7/13/2016	001‑33451

3.1.1	Restated Certificate of Incorporation, as amended, of the Registrant.		S‑3 (Exhibit 4.1.1)	10/13/2017	333‑220958

3.2	Amended and Restated Bylaws of the Registrant.		S‑8 (Exhibit 4.2)	7/6/2007	333‑144407

4.1	Form of common stock certificate.		10‑K (Exhibit 4.1)	12/22/2016	001‑33451

10.1*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Ronald H.W. Cooper	X

10.2*	Employment Agreement, dated as of October 4, 2018, by and between the Registrant and Simon N. R. Harford.		10-Q (Exhibit 10.3)	11/8/2018	001‑33451

10.3*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between Albireo, AB and Jan P. Mattsson, Ph.D.	X

10.4*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Martha J. Carter.	X

10.5*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Patrick Horn.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.6*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between Albireo, Inc. and Jason G. Duncan.	X

10.7*	Employment Agreement dated as of August 4, 2016, by and between Albireo, Inc. and Thomas A. Shea.		8‑K (Exhibit 10.5)	11/04/2016	001‑33451

10.8*	Separation Agreement, dated as of October 4, 2018, by and between the Registrant and Thomas A. Shea.		10-Q (Exhibit 10.4)	11/08/2018	001‑33451

10.9*	Employment Agreement dated as of September 6, 2016, by and between Albireo, Inc. and Paresh N. Soni, M.D., Ph.D.		8‑K (Exhibit 10.6)	11/04/2016	001‑33451

10.10*	Separation Agreement, effective as of July 31, 2018, by and between the Registrant and Paresh N. Soni, M.D., Ph.D.		10‑Q (Exhibit 10.2)	11/08/2018	001‑33451

10.11*	Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.1)	08/09/20018	001‑33451

10.12*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.2)	08/09/2018	001-33451

10.13*	Form of Restricted Stock Unit Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.5)	08/09/2018	001‑33451

10.14*	Albireo Pharma, Inc. 2018 Employee Stock Purchase Plan.		10‑Q (Exhibit 10.3)	08/09/2018	001‑33451

10.15*	Inducement Stock Option Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10‑Q (Exhibit 10.5)	11/8/2018	001‑33451

10.16*	Inducement Restricted Stock Unit Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10‑Q (Exhibit 10.6)	11/8/2018	001‑33451

10.17*	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10‑Q (Exhibit 10.1)	11/14/2017	001‑33451

10.18*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-K (Exhibit 10.11)	03/27/18	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.19*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8‑K (Exhibit 10.9)	11/4/2016	001‑33451

10.20*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10‑K (Exhibit 10.13)	12/22/2016	001‑33451

10.21*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Biodel Transaction.		10‑K (Exhibit 10.14)	12/22/2016	001‑33451

10.22*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001‑33451

10.23*	2010 Incentive Stock Option Agreement.		10‑Q (Exhibit 10.2)	5/7/2010	001‑33451

10.24*	2010 Non Statutory Stock Option Agreement.		10‑Q (Exhibit 10.3)	5/7/2010	001‑33451

10.25*	2010 Restricted Stock Unit Agreement.		10‑Q (Exhibit 10.4)	5/7/2010	001‑33451

10.26*	Amended and Restated 2004 Stock Incentive Plan.		S‑1/A (Exhibit 10.3)	3/27/2007	333‑140504

10.27*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10‑K (Exhibit 10.19)	12/21/2007	001‑33451

10.28*	2005 Non-Employee Directors’ Stock Option Plan.		S‑1/A (Exhibit 10.5)	3/27/2007	333‑140504

10.29*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10‑K (Exhibit 10.20)	12/21/2007	001‑33451

10.30*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8‑K (Exhibit 10.8)	11/4/2016	001‑33451

10.31*	Nonemployee Director Compensation Policy.		10-K (Exhibit 10.25)	03/27/18	001-33451

10.32	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solution, Inc. and Biodel Inc.		8‑K (Exhibit 10.1)	9/9/2016	001‑33451

10.33.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10‑K (Exhibit 10.28.1)	3/27/2017	001‑33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.33.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

			10‑K (Exhibit 10.28.2)	3/27/2017	001‑33451

10.33.3**	Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10‑K (Exhibit 10.28.3)	3/27/2017	001‑33451

10.33.4**	Third Amendment to the License Agreement, dated as of December 7, 2017, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.27.4)	03/27/18	001-33451

10.34**	Royalty Interest Acquisition Agreement, dated as of December 28, 2017, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.		10-K (Exhibit 10.28)	03/27/18	001-33451

10.35	Office Lease Agreement dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	02/10/2017	001-33451

21.1	Subsidiaries.		10-K (Exhibit 21.1)	03/27/18	001-33451

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	INS XBRL Instance Document.	X

	SCH XBRL Taxonomy Extension Schema Document.	X

	CAL XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	DEF XBRL Taxonomy Extension Definition.	X

	LAB XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE XBRL Taxonomy Presentation Linkbase Document.	X

*       Management contract or compensatory plan or arrangement.

**     Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

Item 16.FORM 10‑K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBIREO PHARMA, INC.

Date: March 6, 2019	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	March 6, 2019
Ronald H.W. Cooper	(principal executive officer)

/s/ Simon N.R. Harford	Chief Financial Officer and Treasurer	March 6, 2019
Simon N.R. Harford	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	March 6, 2019
David Chiswell, Ph.D.

/s/ Anne Klibanski, M.D.	Director	March 6, 2019
Anne Klibanski, M.D.

/s/ Michael Gutch, Ph.D.	Director	March 6, 2019
Michael Gutch, Ph.D.

/s/ Roger A. Jeffs, Ph.D.	Director	March 6, 2019
Roger A. Jeffs, Ph.D.

/s/ Stephanie S. Okey, M.S.	Director	March 6, 2019
Stephanie S. Okey, M.S.

/s/ Davey S. Scoon	Director	March 6, 2019
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Albireo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2019 expressed an adverse opinion thereon.

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

Boston, Massachusetts

March 6, 2019

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$163,885	$53,231
Prepaid expenses and other assets	850	1,054
Other receivables	2,915	726
Total current assets	167,650	55,011
Property and equipment, net	187	178
Goodwill	17,260	17,260
Other noncurrent assets	369	775
Total assets	$185,466	$73,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,352	$1,350
Accrued expenses	8,165	6,105
Other liabilities	308	474
Total current liabilities	12,825	7,929
Liability related to sale of future royalties	49,969	—
Long-term liabilities	35	42
Total liabilities	62,829	7,971
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at December 31, 2018 and December 31, 2017; 11,969,928 and 8,902,784 issued and outstanding at December 31, 2018 December 31, 2017	120	89
Additional paid in capital	214,694	114,522
Accumulated other comprehensive income	4,293	1,001
Accumulated deficit	(96,470)	(50,359)
Total stockholders’ equity	122,637	65,253
Total liabilities and stockholders’ equity	$185,466	$73,224

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue	$12,740	$1
Operating expenses:
Research and development	31,732	12,991
General and administrative	18,061	15,246
Other operating (income) expense, net	837	(3,659)
Total operating expenses	50,630	24,578
Operating loss	(37,890)	(24,577)
Interest income (expense), net	(4,838)	40
Other non-operating income (expense), net	(3,363)	335
Net loss before income taxes	(46,091)	(24,202)
Income tax	20	212
Net loss	$(46,111)	$(24,414)
Net loss per share attributable to holders of common stock:
Net loss per share - basic and diluted	$(3.94)	$(3.12)
Weighted average shares outstanding - basic and diluted	11,702,785	7,819,302

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(46,111)	$(24,414)
Other comprehensive loss:
Foreign currency translation adjustment	3,292	(495)
Total other comprehensive income (loss)	3,292	(495)
Total comprehensive loss	$(42,819)	$(24,909)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2016	6,292,644	$63	$61,338	$1,496	$(25,945)	$36,952
Share based compensation expense	—	—	3,700	—	—	3,700
Exercise of options	50,309	1	384	—	—	385
Exercise of warrants	29,831		617	—	—	617
Issuance of common stock, net of costs	2,530,000	25	48,483	—	—	48,508
Other comprehensive loss	—	—	—	(495)	—	(495)
Net loss	—	—	—	—	(24,414)	(24,414)
Balance— , December 31, 2017	8,902,784	$89	$114,522	$1,001	$(50,359)	$65,253
Share based compensation expense	—	—	5,546	—	—	5,546
Exercise of options	72,782	1	506	—	—	507
Issuance of common stock, net of costs	2,994,362	30	94,120	—	—	94,150
Other comprehensive income	—	—	—	3,292	—	3,292
Net loss	—	—	—	—	(46,111)	(46,111)
Balance— , December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(46,111)	$(24,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	6,975	—
Accretion of debt discount and amortization of issuance costs	—	163
Depreciation and amortization	45	35
Gain from the sale of IPR&D		(3,500)
Change in fair value of financial instruments	—	(251)
Gain on sale of property, plant and equipment	(14)	—
Stock-based compensation expense	5,546	3,700
Unrealized foreign exchange (gain) loss	4,631	(1,107)
Changes in operating assets and liabilities:
Trade receivables	(597)	28
Prepaid expenses and other current assets	196	(467)
Other receivables	(1,703)	(339)
Other non-current assets	403	(245)
Trade payables	3,171	263
Accrued expenses	854	(1,705)
Other liabilities and long-term liabilities	(198)	273
Net cash used in operating activities	(26,802)	(27,566)
Cash flows from investing activities:
Purchase of property, plant and equipment	(61)	(190)
Proceeds from sale of property, plant and equipment	14	4,500
Net cash used in investing activities	(47)	4,310
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	94,150	48,508
Proceeds from royalty agreement	44,525	—
Exercise of options	507	385
Payments of principal on borrowings	—	(3,055)
Net cash provided by financing activities	139,182	45,838
Effect of exchange rate changes on cash and cash equivalents	(1,679)	718
Net increase in cash and cash equivalents	110,654	23,300
Cash and cash equivalents—beginning of period	53,231	29,931
Cash and cash equivalents—end of period	$163,885	$53,231
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$178
Shares issued upon cashless exercise of Kreos warrants	—	617

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies and basis of presentation

Organization and Share Exchange

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. A4250, the Company’s Phase 3 lead product, is in development initially for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children.

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

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating (income) expense, net except for changes related to the liability related to the sale of future royalties which are recorded in Other non-operating (income) expense, net in the Consolidated Statements of Operations.

The results and financial position of the Company that have a functional currency different from the USD are translated as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2018 and 2017;
b.

income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred; and

c.	significant transactions use the exchange rate on the date of the transaction;

All resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, deferred tax assets and the accretion of interest on the monetization liability. Actual results could materially differ from these estimates.

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

Concentration of revenue and accounts receivable

The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broad factors in evaluating the sufficiency of its allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. There is no allowance for doubtful accounts as of December 31, 2018 or 2017.

Equipment, net

Equipment is stated at historical cost less depreciation and consists of computers, furniture and fixtures, and other equipment. Depreciation is computed using a straight-line method over the estimated useful lives. Computers and other equipment purchased for less than $2,000 or the equivalent thereof are expensed immediately.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other operating (income) expense, net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset. There were no impairments recorded for the years ended December 31, 2018 and 2017.

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

In 2012, EA Pharma made an upfront cash payment to the Company of €10.0 million under the Agreement. The parties amended the agreement in April 2016, pursuant to which EA Pharma made an additional cash payment to the

Company of $8.0 million. As of December 31, 2018, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of €4.3 million ($4.9 million based on the Euro to USD exchange rate as of December 31, 2018) if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The Company assessed this arrangement in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and concluded that the contract counterparty, EA Pharma, is a customer. The Company identified the following material promises under the arrangement: (1) a sub-licensable and exclusive license to use the Company’s intellectual property and collaboration compounds to conduct development and commercialization activities in the designated fields and territories and (2) the technology transfer of the Albireo intellectual property and compound. Participation on the joint development committee (“JDC”) and joint commercialization committee (“JCC”) was determined to be quantitatively and qualitatively immaterial and therefore is excluded from the performance obligations. The license was determined to not be distinct from the technology transfer; as such, the Company determined that these promises should be combined into a single performance obligation.

Under the Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. At the outset of the arrangement, the transaction price included only the €10.0 million upfront consideration received and was increased to include the $8.0 million received in conjunction with the 2016 amendment. The potential milestone payments were excluded from the transaction price, as all milestone amounts were either fully constrained or related to future sales-based royalties. In April 2013, December 2015, and October 2016, various development milestone events were achieved, and the Company recognized revenue related to these events; because the Company previously satisfied its performance obligation to deliver the license, the Company recorded these milestone payments as received. The Company will reevaluate the transaction price at the end of each reporting period and as other uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In January 2018, the Japanese Ministry of Health Labour and Welfare (MHLW) approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, for which the Company received a milestone payment of $11.2 million. Based on the regulatory approval, the Company determined that the milestone was no longer at risk of significant reversal. As such, because the single performance obligation had previously been satisfied, the Company recognized this amount in full in the first quarter of 2018 and there was no deferred revenue or contract asset as of December 31, 2018. The Company recognizes the royalty revenue based on the estimated qualifying sales by EA Pharma each period.

Monetization of Future Royalties

In December 2017, the Company executed the RIAA with HCR pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to retain royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount. The following table shows the activity within the liability account for the year ending December 31, 2018:

December 31, 2018
(in thousands)
Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties, net	44,525
Unrealized foreign currency (gain)/loss on remeasurement of the liability	3,241
Foreign currency translation (gain)/loss in other comprehensive income/(loss)	(3,271)
Accretion of interest expense on liability related to royalty monetization	6,975
Repayment of the liability	(924)
Liability related to sale of future royalties—ending balance	$50,546
Less current portion classified within other current liabilities	(577)
Net ending liability related to sale of future royalties	$49,969

The Company records estimated royalties due for the current period in accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.27%. The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company’s control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation. To the extent future royalties result in an amount less than the liability, the Company is not obligated to fund any such shortfall.

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values.

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the years ended December 31, 2018 and December 31, 2017, due to the lack of historical and implied volatility data of the Company’s common stock and equivalents, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded.  The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

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

The Company has early adopted ASC 2018-07 “Improvement to Nonemployee Share-based Payment Accounting” standard as of July 1, 2018, which allows the Company to continue to recognize the expense of stock options to former employees as current employees, provided that the non-employee is required to continue to provide services to the employer.  Once these services are not substantive, the Company will account for the transaction as a severance arrangement with no future service requirement; therefore, any related compensation cost would be recognized immediately.

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

The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available. The Company paid $352,000 and $317,000 to the plans for the years ended December 31, 2018 and 2017, respectively.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $164,600 and $70,200 to the plan for the years ended December 31, 2018 and 2017, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2018 and 2017.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

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

The Company conducts an impairment assessment on October 1 each year taking a qualitative evaluation approach to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill may not be recoverable. If it is more likely than not that an impairment exists, the Company performs a quantitative test which compares the fair value to the net carrying value, and records an impairment of goodwill to the extent that the net carrying value exceeds the fair value.

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

Gain on Sale of IPR&D

In October 2017, the Company entered into an asset purchase agreement pursuant to which it sold IPR&D for $4.5 million, which resulted in a gain recorded in other operating income.

Recently adopted accounting pronouncements

In June 2018, the FASB issued, ASC 2018-07 “Improvement to Nonemployee Share-based Payment Accounting”.  Under the new standard, companies are no longer required to value non-employee awards differently from employee awards. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has early adopted this standard as of July 1, 2018 and determined there was no impact on the date of adoption to the Company’s condensed consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company has adopted this standard as of January 1, 2018 and determined there is no impact of this standard on the Company’s consolidated financial statements as of the date of the adoption.

In May 2017, the FASB issued ASU 2017‑09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” (ASC 718), which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company has adopted this standard as of January 1, 2018 and determined there is minimal impact on the Company’s consolidated financial statements

Accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In August, another method of adoption was issued which provides an alternative to the modified retrospective transition method and allows companies to forgo the retrospective reporting requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings upon adoption in 2019. The Company will adopt the standard using the additional transition method introduced by ASU 2018-11. The Company completed its scoping assessment and determined that there are a limited number of leases that will be impacted by the new standard. While the Company is still in the process of determining the effect that the new standard will have on its consolidated financial statements and related disclosures based on our existing operating lease portfolio, the Company will be recognizing additional assets and corresponding liabilities on its consolidated balance sheet.

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

3. Equipment, net

Equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Cost:
Equipment cost as of January 1,	$334	$143
Additions	58	190
Exchange differences	(2)	1
Equipment cost as of period end	390	334
Less:
Accumulated depreciation as of January 1	(156)	(122)
Depreciation for the period	(45)	(35)
Exchange differences	(2)	1
Accumulated depreciation as of period end	(203)	(156)
Total equipment, net	$187	$178

Depreciation expense for the years ended December 31, 2018 and 2017 was $47,000 and $34,000, respectively.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued bonuses	$2,295	$1,717
Accrued vacation pay	435	464
Accrued social security pay	214	217
Accrued professional fees	131	470
Accrued development costs	3,257	1,747
Accrued severance	356	152
Accrued other	1,477	1,338
Total accrued expenses	$8,165	$6,105

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

Albireo AB is a party to a 36‑month building lease for approximately 5,100 square feet of office space in Gothenburg, Sweden. The lease does not have stated escalating rent clauses, except for changes in the Swedish Consumer Price Index (CPI). The current quarterly payment under the lease is SEK 329,358 ($36,780 based on the SEK to USD exchange rate as of December 31, 2018). The current term of the lease expires in February 2022, but renews automatically thereafter for consecutive three-year terms unless notice of nonrenewal is given by either party at least nine months prior to the end of the current term and subject to Albireo AB’s right to terminate the lease at any time upon six months’ notice.  Subsequent to year end, the lease was renewed for an additional three year period (through November 2022), with quarterly payments of SEK 329,358 ($36,780 based on the SEK to USD exchange rate as of December 31, 2018).

As of December 31, 2018, future minimum commitments under facility operating leases were $961,000.

Year ended December 31,	(in thousands)
2019	$333
2020	266
2021	271
2022	91
Total Minimum Commitments	$961

Rent expense recognized under the Company’s operating leases was $403,000 and $394,000 for the years ended December 31, 2018 and 2017, respectively.

Agreements with CROs

As of December 31, 2018, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, may be required to make future payments of up to $24.3 million upon the completion of contracted work.

Legal Contingency

On February 19, 2019, we filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. In the complaint, we are seeking, among other things, compensatory damages of at least € 37 million.

We have retained outside counsel under a contingency fee arrangement, and as a result, we will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome, or the costs involved in any litigation. Furthermore, the Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

Other Commitments

In connection with the spin-off of Albireo Limited from AstraZeneca in 2008 and associated transfer agreements, the Company became party to an assignment agreement between AstraZeneca and a named inventor on a patent related to elobixibat. In connection with this agreement, in April 2018, the Company was required to pay a one-time “launch fee” payment of $457,000.

6. Goodwill

The following table summarizes the Company’s goodwill activity:

(in thousands)
Goodwill at December 31, 2016	$18,110
Purchasing accounting adjustment	(850)
Goodwill at December 31, 2017	$17,260
Purchasing accounting adjustment	—
Goodwill at December 31, 2018	$17,260

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	December 31,
	2018	2017
Basic and Diluted EPS:
Numerator
Net loss	$(46,111)	$(24,414)
Denominator
Weighted average number of shares outstanding	11,702,785	7,819,302
Basic and Diluted EPS	$(3.94)	$(3.12)

The following weighted-average outstanding common stock equivalents were excluded from the computation of Diluted EPS for the periods presented because including them would have been anti-dilutive:

	Year Ended
	2018	2017
Options to purchase common stock and RSUs	696,710	889,934

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

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The

Company did not record any adjustments in the year ended December 31, 2018 to these provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.

The Company has had an overall net operating loss position since its inception.

For the years ended December 31, 2018 and 2017, the components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017
U.S.	$(13,951)	$(2,031)
Foreign	(32,140)	(22,171)
Total	$(46,091)	$(24,202)

The components of income tax (benefit) for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current tax expense:
Federal	$—	$(1)
State	21	(12)
Foreign	(1)	225
Total	$20	$212
Deferred tax benefit:
Federal	$—	$—
State	—	—
Foreign	—	—
Total	$—	$—
Total provision for income taxes	$20	$212

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year ended December 31,
	2018	2017
U.S. statutory income tax rate	21%	34%
Non-deductible interest expense	—	—
Stock compensation	(2)	(2)
U.S. taxation of foreign earnings	(10)	—
State taxes, net of federal tax effect	2	—
Change in valuation allowance	(13)	125
Write off of disallowed recognized built in loss	—	(143)
Change in U.S. tax rate	—	(4)
Foreign tax rate differences	1	(11)
Other items	1	1
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Tax loss carryforwards	$26,280	$21,653
Capitalized expenses		—
Research and development credits	200	127
Accrued expenses	520	295
Stock compensation	1,400	825
Interest carryforwards	100	—
Other	50	35
Total gross deferred tax assets	28,550	22,935
Valuation allowance	(28,520)	(22,910)
Total deferred tax assets	$30	$25
Deferred tax liabilities:
Intangible assets	$(30)	$25
Temporary difference on financial instruments		—
Total deferred tax liabilities	(30)	25
Net deferred tax assets	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has reserved against its deferred tax assets at December 31, 2018 and 2017. The Company had approximately $28.5 million and $22.9 million in valuation allowances recorded against its deferred tax assets as of December 31, 2018 and 2017, respectively. The Company recorded an expense of $5.6 million for the change in valuation allowance for the year ended December 31, 2018 and a benefit of $30.2 million for the change in valuation allowance for the year ended December 31, 2017.

As of December 31, 2018, deferred tax assets related to net operating loss (NOL) carryforwards were $26.3 million, which may be used subject to certain limitations to offset future taxable income, if any. The NOL includes approximately $1.4 million for U.S. federal tax purposes and $153.9 million for U.S. state tax purposes. Losses carryforwards generated prior to December 31, 2017 expire between 2025 and 2037. As part of the changes from the Tax Cuts and Jobs Act, Federal net operating losses generated for tax years beginning after December 31, 2017 no longer have an expiration period and can be used indefinitely. Additional NOL of approximately $75.9 million were generated in various non-U.S. jurisdictions and will not expire. A valuation allowance has been established on the NOL carryforwards as it is uncertain as to whether future taxable income will be generated to utilize such NOLs.

As of December 31, 2018, the Company has federal research and development credit carryforwards of $73,000, which expire commencing in fiscal year 2028.  The Company also has state research and development credit carryforwards of approximately $160,000, which expire commencing in fiscal 2022. A valuation allowance has been established on the research and development credits as it is uncertain as to whether future taxable income will be generated.

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

As a result of the Tax Act, the Company has included certain foreign income related to its monetization of future royalties as taxable income in the United States. This income was offset by US net operating loss carryforwards.

The Company’s policy is for any earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings, if any.

Uncertain tax positions

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740‑10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2018 and 2017, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest or penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Massachusetts, as well as the United Kingdom and Sweden. The Company’s tax returns may be examined for certain tax jurisdictions back to December 31, 2015.

9. Stockholders’ equity

Preferred Stock

As of December 31, 2018, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Financing

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

January 2018 Underwritten Public Offering

On January 29, 2018, the Company completed an underwritten public offering of 2,265,500 shares of its common stock, at a price to the public of $33.00 per share. The Company received net proceeds from this offering of $69.9 million, after deducting underwriting discounts, commission and offering expenses.

May 2017 Underwritten Public Offering

On May 30, 2017, the Company completed an underwritten public offering of 2,530,000 shares of its common stock, at a price to the public of $20.50 per share. The Company received net proceeds from this offering of $48.5 million, after deducting underwriting discounts, commissions and offering expenses.

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

On June 8, 2018, the Albireo Pharma, Inc. 2018 Equity Incentive Plan (the 2018 Equity Plan) was approved by the Company’s stockholders. The 2018 Equity Plan replaced the 2016 Equity Plan.  The 2018 Equity Plan authorized the issuance of up to 1,200,000 shares, plus up to 1,078,870 shares issued if awards outstanding under the 2010 Plan, the 2016 Equity Plan, or 2017 Inducement Plan were cancelled, forfeited or expired. All stock options outstanding under the 2010 Plan, 2016 Equity Plan, or 2017 Inducement Plan remain in full force and effect pursuant to their terms and the terms of their respective plan.

The Company recognized stock-based compensation expense in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
General and administrative	$3,735	$3,406
Research and development	1,811	294
Total stock-based compensation	$5,546	$3,700

A summary of the outstanding stock options as of December 31, 2018 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2017	1,035,361	$17.78	8.71	$11,896
Granted	608,750	$30.92
Expirations/forfeitures	(201,825)	$28.53
Exercises	(72,782)	$6.96
Outstanding—December 31, 2018	1,369,504	$22.34	8.06	$8,421
Exercisable—December 31, 2018	545,151	$15.54	6.71	$6,596
Vested or expected to vest at—December 31, 2018	1,350,082	$22.65	8.07	$7,964

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for A4250 for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of December 31, 2018.

As of December 31, 2018, the total unrecognized compensation expense related to unvested options was $14.1 million, which the Company expects to recognize over a weighted average vesting period of 2.6 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of share option awards was estimated with the following assumptions:

	As of December 31,			As of December 31,
	2018			2017
Price per share of common stock	$26.27	-	33.61	$17.05	-	26.12
Expected term (in years)	5.5	-	6.0	5.2	-	6.9
Risk-free interest rate	2.6	-	3.1%	1.9	-	2.3%
Expected volatility	84.4	-	89.9%	69.5	-	78.4%
Dividend rate			0%			0%

The Company recorded additional stock-based compensation expense of $788,000 in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2017. The additional expense was attributable to the correction of an understatement of expense recorded for the year ended December 31, 2016 due to the use of incorrect service periods for stock options.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees from time to time.  There is no direct cost to the recipients of RSUs, except for any applicable taxes.

Each RSU award represents one share of common stock and each award vests 25% on the first anniversary and in equal quarterly installments thereafter.  The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed on a straight lined basis over the length of the award.

A summary of outstanding RSU as of December 31, 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at December 31, 2017	—	$—
Changes during the period:
RSUs granted	5,000	27.98

Non-vested and outstanding RSU balance at December 31, 2018	5,000	$27.98

Employee Stock Purchase Plan

In June of 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the Plan) that allows eligible employees to purchase shares of its common stock at a discount through payroll deductions.  The Plan was subsequently approved by shareholders, with 300,000 shares being available to be issued under the Plan.

The Plan terms state implementation will be by a series of six-month offering periods, with a new offering period commencing on June 1 and December 1 of each year or the first business day thereafter. The initial Offering Period under the Plan began on December 1, 2018 and will close on May 31, 2019.  The Plan is intended to qualify under the Internal Revenue Code of 1986, Section 423.

11. Long-term debt

Loan Facility

The Company (in particular, Albireo Limited) executed a loan agreement (Loan Facility) with Kreos Capital IV (UK) Limited (Kreos UK) in December 2014.  The Company paid $178,000 in interest on the Loan Facility for the year ended December 31, 2017. The debt was paid in full during 2017 and therefore there was no remaining debt discount as of December 31, 2017. Interest expense included $161,000 of discount accretion for the years ended December 31, 2017 respectively.

In May 2017, Kreos Capital exercised the Replacement Kreos Warrants in full on a “cashless” basis. The number of shares of the Company’s common stock issued in the cashless exercise, 29,831 shares, was determined by a formula specified in the warrant document.