Form 10-Q
period 2019-03-31
ALBIREO PHARMA, INC.
filed 2019-05-09
CIK 1322505

Stock

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001‑33451

Albireo Pharma, Inc.

(Exact name of registrant as specified in its charter)

s
Delaware (State or other jurisdiction of incorporation or organization)	90‑0136863 (IRS Employer Identification No.)

10 Post Office Square, Suite 502 South, Boston, MA (Address of principal executive offices)	02109 (Zip code)

Registrant’s telephone number, including area code: (857) 254‑5555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALBO	The Nasdaq Capital Market

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

As of May 1, 2019, the registrant had 12,039,305 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of odevixibat (formerly known as A4250), elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with PFIC or our related extension study, or any other trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 to treat bile acid malabsorption, or BAM;

•

whether favorable findings from clinical trials of odevixibat to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our Phase 3 PFIC program for odevixibat;

•

whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of the double blind Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of odevixibat in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for initiation or completion of, or for availability of data from, the trials comprising the Phase 3 PFIC program for odevixibat, and the outcomes of such trials;
•	delays or other challenges in the recruitment of patients for the double blind Phase 3 trial of odevixibat;
•

whether odevixibat will meet the criteria to receive a rare pediatric disease priority review voucher from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for odevixibat, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2020;

•	the competitive environment and commercial opportunity for a potential treatment for PFIC and other orphan pediatric cholestatic liver diseases;
•

the conduct and results of clinical trials and nonclinical studies and assessments of odevixibat, elobixibat, A3384 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;

•	the medical benefit that may be derived from odevixibat, elobixibat, A3384 or any of our other product candidates;
•	the extent to which our agreements with HCR and EA Pharma for elobixibat generate nondilutive income for us;
•	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$150,339	$163,885
Prepaid expenses and other assets	1,194	850
Other receivables	2,803	2,915
Total current assets	154,336	167,650
Property and equipment, net	173	187
Goodwill	17,260	17,260
Other noncurrent assets	1,209	369
Total assets	$172,978	$185,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,987	$4,352
Accrued expenses	6,385	8,165
Other liabilities	569	308
Total current liabilities	9,941	12,825
Liability related to sale of future royalties	51,433	49,969
Long-term liabilities	213	35
Total liabilities	61,587	62,829
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at March 31, 2019 and December 31, 2018; 12,038,836 and 11,969,928 issued and outstanding at March 31, 2019 and December 31, 2018	120	120
Additional paid in capital	217,807	214,694
Accumulated other comprehensive income	6,591	4,293
Accumulated deficit	(113,127)	(96,470)
Total stockholders’ equity	111,391	122,637
Total liabilities and stockholders’ equity	$172,978	$185,466

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$570	$11,202
Operating expenses:
Research and development	8,329	6,151
General and administrative	5,293	4,128
Other operating (income) expense, net	2,296	1,504
Total operating expenses	15,918	11,783
Operating loss	(15,348)	(581)
Interest income (expense), net	(1,309)	(1,016)
Non-operating income (expense), net	—	(22)
Net loss before income taxes	(16,657)	(1,619)
Income tax	—	—
Net loss	$(16,657)	$(1,619)
Net loss per share attributable to holders of common stock:
Net loss per share - basic and diluted	$(1.39)	$(0.15)
Weighted-average shares outstanding:
Weighted average shares outstanding - basic and diluted	12,001,125	10,896,575

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(16,657)	$(1,619)
Other comprehensive loss:
Foreign currency translation adjustment	2,298	1,194
Total other comprehensive income (loss)	2,298	1,194
Total comprehensive income (loss)	$(14,359)	$(425)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2017	8,902,784	$89	$114,522	$1,001	$(50,359)	$65,253
Share based compensation expense	—	—	1,188	—		1,188
Exercise of options	—	—	—	—	—	—
Issuance of common stock, net of costs	2,994,362	30	94,120	—	—	94,150
Other comprehensive loss	—	—	—	1,194	—	1,194
Net loss					(1,619)	(1,619)
Balance--March 31, 2018	11,897,146	$119	$209,830	$2,195	$(51,978)	$160,166

Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Share based compensation expense	—	—	1,823	—	—	1,823
Exercise of options	68,908	—	1,290	—	—	1,290
Exercise of warrants	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	—	—
Other comprehensive loss	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	(16,657)	(16,657)
Balance--March 31, 2019	12,038,836	$120	$217,807	$6,591	$(113,127)	$111,391

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,657)	$(1,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	2,005	1,007
Depreciation and amortization	11	53
Stock-based compensation expense	1,823	1,188
Unrealized foreign exchange (gain) loss	3,441	1,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(354)	401
Other receivables	28	(738)
Other non-current assets	(440)	332
Trade payables	(1,262)	924
Accrued expenses	(1,619)	(1,581)
Other liabilities and long-term liabilities	(499)	(69)
Net cash (used in) provided by operating activities	(13,523)	1,098
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(47)
Net cash used in investing activities	—	(47)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	94,150
Royalty monetization agreement	—	44,525
Exercise of options	1,290	—
Net cash provided by financing activities	1,290	138,675
Effect of exchange rate changes on cash and cash equivalents	(1,313)	(41)
Net (decrease) increase in cash and cash equivalents	(13,546)	139,685
Cash and cash equivalents—beginning of period	163,885	53,231
Cash and cash equivalents—end of period	$150,339	$192,916
Supplemental disclosures of cash flow information:
Right of use asset	$1,205	$—
Lease liability	1,190	—

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 lead product, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. Odevixibat, the Company’s Phase 3 lead product, is in development initially for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The condensed consolidated financial statements are prepared on a basis consistent with prior periods except for the adoption of the new leasing standard discussed below.

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

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of March 31, 2019 and December 31, 2018;
b.	income and expenses for each statement of comprehensive income (loss) are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction;

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

Revenue recognition

The Company enters into licensing agreements which are within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606), under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements may include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

As of March 31, 2019, the Company is eligible to receive a regulatory-based milestone payment under the Agreement of €4.3 million ($4.8 million based on the Euro to USD exchange rate as of March 31, 2019) if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off

The Agreement will continue until the last royalty period for any product in the territory, which is defined as the period when there are no remaining patent rights or regulatory exclusivity in place for any products subject to royalties. EA Pharma may terminate the Agreement at will upon 180 days’ prior written notice to the Company. Either party may terminate the Agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties.

The Company assessed this arrangement in accordance with Accounting Standards Codification and concluded that the contract counterparty, EA Pharma, is a customer. The Company identified the following material promises under the arrangement: (1) a sub-licensable and exclusive license to use the Company’s intellectual property and collaboration compounds to conduct development and commercialization activities in the designated fields and territories and (2) the technology transfer of the Albireo intellectual property and compound. Participation on the joint development committee (“JDC”) and joint commercialization committee (“JCC”) was determined to be quantitatively and qualitatively immaterial and therefore is excluded from the performance obligations. The license was determined to not be distinct from the technology transfer; as such, the Company determined that these promises should be combined into a single performance obligation.

Under the Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the single performance obligation. At the outset of the arrangement, the transaction price included only the €10.0 million upfront consideration received and was increased to include the $8.0 million received in conjunction with the 2016 amendment to the agreement. The potential milestone payments were excluded from the transaction price, as all milestone amounts were either fully constrained or related to future sales-based royalties. In April 2013, December 2015, and October 2016, various development milestone events were achieved, and the Company recognized revenue related to these events; because the Company previously satisfied its performance obligation to deliver the license, the Company recorded these milestone payments as received. The Company will reevaluate the transaction price at the end of each reporting period and as other uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

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

Monetization of Future Royalties

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount.

The following table shows the activity within the liability account for the period ended March 31, 2019:

March 31, 2019
(in thousands)
Liability related to sale of future royalties—beginning balance	$50,546
Foreign currency translation (gain)/loss in other comprehensive income/(loss)	16
Accretion of interest expense on liability related to royalty monetization	2,005
Repayment of the liability	(564)
Liability related to sale of future royalties—ending balance	$52,003
Less current portion classified within other current liabilities	(570)
Net ending liability related to sale of future royalties	$51,433

The Company records estimated royalties due for the current period in accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.02% The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company’s control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation. To the extent future royalties result in an amount less than the liability, the Company is not obligated to fund any such shortfall.

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

Recently adopted accounting pronouncements

As of January 1, 2019, the Company adopted ASU 2016‑02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company has applied the transition provisions at the beginning of the period of adoption, which results in recording the cumulative adjustment to the opening balance sheet as of January 1, 2019.  Under this transition provision, the Company will continue to apply the legacy guidance under ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in fiscal 2019. On the date of the adoption, the Company recorded an ROU of $1.2 million and lease liabilities of $1.2 million. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term; Relief package – the Company has not reassessed whether expired or existing contracts may contain a lease, the lease classification of expired or existing leases and whether previously capitalized indirect costs would qualify for capitalization under ASC 842. Use of hindsight – the Company has elected to use hindsight in assessing the likelihood of renewals, terminations and purchase options and in assessing impairment of ROU assets. Portfolio approach  – the Company has elected to not apply the portfolio approach for groups of leases with similar characteristics.

2. Fair Value of financial instruments

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

3.Commitments and contingencies

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts and for administrative and research lab space in Goteborg, Sweden, both of which are accounted for as operating leases. These leases include renewal rights as for the corporate headquarters lease, escalating payments. On March 28, 2019, the Company entered into an amendment to the Boston, Massachusetts lease to (i) replace the Company’s existing office space with a new office space that will be leased from the same landlord and (ii) extend the term of the lease through the date ending eighty-eight months after the date upon which the landlord will have substantially completed the work necessary to deliver the new leased space.  The Company is expected to take control of the new leased space in the third quarter of 2019.  The new leased space will contain monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the new lease with the Company obligated to make approximately $7.3 million of aggregate lease payments over the term of the new lease, or approximately $900,000 annually. The new leased space was excluded from the Right of Use Asset and Lease Liability because the Company does not yet have possession of the space.

The Company’s lease in Goteborg, Sweden includes the rental of office and lab space plus a defined number of parking spaces and contained an original expiration date in November 2019. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.  This lease renews automatically for consecutive three year terms unless notice of non-renewal is given by either party at least nine months prior to the end of the current term and subject to the Company’s right to terminate the lease at any time upon six months’ notice. Subsequent to the year ended December 31, 2018, this lease was renewed for an additional three year period through November 2022, with quarterly payments of $35,419.

As of March 31, 2019, the net balance of ROU assets totaled $400,000 and were classified within other non current assets.  The current and long term balances of lease liabilities at March 31, 2019 were $174,000 and $213,000, respectively, and were classified within other liabilities, and long-term liabilities, respectively.  Operating lease expense under ASC 842 was $103,000 for the three months ended March 31, 2019.  There were no short-term lease or variable lease costs incurred for the three months ended March 31, 2019.  As of March 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 2.6 years.  Rent expense recognized under legacy GAAP for the Company’s operating leases was $102,000 for the three months ended March 31, 2018.

Agreements with CROs

As of March 31, 2019, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $23.1 million to CROs upon the completion of contracted work.

Legal Contingency

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million.

The Company has retained outside counsel under a contingency fee arrangement, and as a result, the Company will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome, or the costs involved in any litigation. Furthermore, Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

4. Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share, or Diluted EPS, is calculated by dividing the net loss by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2019	2018
Basic and Diluted EPS:
Numerator
Net loss	$(16,657)	$(1,619)
Denominator
Weighted average number of shares outstanding	12,001,125	10,896,575
Basic and Diluted EPS	$(1.39)	$(0.15)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three months ended March 31, 2019 and 2018 because including them would have been anti-dilutive:

	For the Three Months Ended March 31,
	2019	2018
Options to purchase common stock and RSUs	1,757,728	703,016

5. Income taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2019 or 2018. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

6. Financings

At-the-Market Offering Program

In October 2017, the Company entered into an at-the-market offering program, which we refer to as the 2017 Sales Agreement relating to the sale of shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In February 2018, the Company sold an aggregate of 728,862 shares of common stock pursuant to the 2017 Sales Agreement and received proceeds, net of offering expenses, of approximately $24.2 million. On March 6, 2019, we terminated the 2017 Sales Agreement and we entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program relating to the sale of shares of the Company’s common stock having an aggregate offering price of up to $50.0 million.

 January 2018 Underwritten Public Offering

On January 9, 2018, the Company completed an underwritten public offering of 2,265,500 shares of its common stock, at a price to public of $33.00 per share. The Company received net proceeds from this offering of $69.9 million, after deducting underwriting discounts, commission and offering expenses.

7. Stock-based Compensation

The Company recognized stock-based compensation expense for employees of $1.8 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

A summary of the outstanding stock options as of March 31, 2019 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2018	1,369,504	$22.34	8.06	$8,421
Granted	413,461	$24.46
Expirations/forfeitures	(13,329)	$55.64
Exercises	(68,908)	$18.73
Outstanding—March 31, 2019	1,700,728	$22.74	8.32	$17,066
Exercisable—March 31, 2019	536,836	$14.87	6.49	$10,225

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for its product candidate odevixibat for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of March 31, 2019.

As of March 31, 2019, the total unrecognized compensation expense related to unvested options was $19.7 million, which the Company expects to recognize over a weighted average vesting period of 2.8 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of stock option awards granted during the three months ended March 31, 2019 was estimated with the following assumptions:

	Three Months Ended
	March 31, 2019
Price per share of common stock	$22.22	-	28.76
Expected term (in years)	5.6	-	5.6
Risk-free interest rate	2.2	-	2.6
Expected volatility	87.6	-	88.1
Dividend rate		0%

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to executive officers and employees from time to time.

Each RSU award represents one share of common stock and each award vests 25% on the first anniversary and in equal quarterly installments thereafter.  The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed on a straight-lined basis over the length of the award.

A summary of outstanding RSU as of March 31, 2019 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested and outstanding balance at December 31, 2018	5,000	$27.98
Changes during the period:
RSUs granted	52,000	26.31

Non-vested and outstanding RSU balance at March 31, 2019	57,000	$26.46

Employee Stock Purchase Plan

In June of 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the Plan) that allows eligible employees to purchase shares of its common stock at a discount through payroll deductions.  The Plan was subsequently approved by shareholders, with 300,000 shares being available to be issued under the Plan.

The Plan terms state implementation will be by a series of six-month offering periods, with a new offering period commencing on June 1 and December 1 of each year or the first business day thereafter. The initial Offering Period under the Plan began on December 1, 2018 and will close on May 31, 2019.  The Plan is intended to qualify under the Internal Revenue Code of 1986, Section 423

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2018, in Item 1A of Part II of this Quarterly Report on Form 10-Q, or in other filings that we make with the SEC.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, odevixibat, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus, and in May of 2018 we enrolled the first patient in our Phase 3 clinical trial for odevixibat in patients with PFIC, which we refer to as PEDFIC 1.  In the first quarter 2019, we revised our statistical analysis methodology for PEDFIC 1,  in line with guidance from the FDA. One result of the revision is an improvement in the power of the study. We also submitted a protocol amendment for PEDFIC 2, our long term, open label extension study, which includes an additional cohort of PFIC patients who are not eligible for PEDFIC 1. We expect to initiate the expanded PEDFIC 2 cohort in the second half of 2019. In June of 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat.  In September of 2018, the FDA granted fast track designation for odevixibat for the treatment of pruritus associated with PFIC.  In October of 2018, the FDA granted orphan drug designation to odevixibat for the treatment of Alagille syndrome, or ALGS, a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In December of 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, another rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In January of 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia.  In addition to PFIC, we plan to initiate a pivotal clinical trial for odevixibat in biliary atresia, which we believe to be one of the most common rare pediatric liver diseases, in the second half of 2019, and we plan to conduct clinical development of odevixibat in 2020 as a treatment for one or more other pediatric cholestatic liver diseases and disorders.  Our most advanced product candidates in addition to odevixibat include elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we have an effective Investigational New Drug application (IND) for a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and NASH, which we expect to initiate in the second quarter of 2019, and A3384, which is a product candidate to treat bile acid malabsorption, or BAM. In June 2018, we were granted a patent for a method of using elobixibat to treat NASH in both the U.S. and Europe.  We also have a preclinical program in NASH.

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

Other Indications Under Development for Odevixibat. We plan to initiate a pivotal clinical trial with odevixibat in biliary atresia in the second half of 2019.  We plan to conduct clinical development of odevixibat in 2020 as a treatment for other pediatric cholestatic liver diseases and disorders as well, which may include ALGS and primary sclerosing cholangitis.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation. The European Commission granted orphan designation to odevixibat for the treatment of biliary atresia in December of 2018. In January of 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We intend to initiate a pivotal clinical trial with odevixibat for the treatment of biliary atresia in the second half of 2019.

ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In October of 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Elobixibat as a potential treatment for NASH.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. Our IND for a Phase 2 clinical trial of elobixibat in NAFLD and NASH is in effect, and we expect to initiate the trial in the second quarter of 2019.

In March of 2019 we appointed Pamela Stephenson, as Chief Commercial Officer.

Since inception, we have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of $113.1 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2019, we had approximately $150.3 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees and milestone payments. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our condensed consolidated financial statements included in this quarterly report.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 and to the extent policies have changed in Note 1 to our condensed consolidated financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, research and development expenses and accounting for the liability related to sale of future royalties are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K for the year ended December 31, 2018, except as it relates to the adoption of new standards in the current year.

Results of Operations

Three Months Ended March 31, 2019 and March 31, 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Revenue	$570	$11,202	$(10,632)

There was $570,000 in revenue for the three months ended March 31, 2019 compared with $11.2 million for the three months ended March 31, 2018, a decrease of $10.6 million. The lower revenue is due to a milestone payment received from EA Pharma in the same period during 2018, for the approval by the Japanese MHLW of the new drug application for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Research and development expenses	$8,329	$6,151	$2,178

Research and development expenses were $8.3 million for the three months ended March 31, 2019 compared with $6.2 million for the three months ended March 31, 2018, an increase of $2.2 million. The higher research and development expenses for the 2019 period were principally due to $1.3 million in personnel and related expenses as we continue to increase our headcount and $665,000 in pre-clinical expenses.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$3,364	$3,390	$(26)
Elobixibat	223	23	200
A3384	74	128	(54)
Preclinical	1,003	338	665
Total	$4,664	$3,879	$785
Other project costs(1):
Personnel costs	$2,700	$1,410	$1,290
Other costs(2)	965	862	103
Total	$3,665	$2,272	$1,393
Total research and development costs	$8,329	$6,151	$2,178

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$5,293	$4,128	$1,165

General and administrative expenses were $5.3 million for the three months ended March 31, 2019 compared with $4.1 million for the three months ended March 31, 2018, an increase of $1.2 million. The increase is primarily attributable to $997,000 in personnel and related expenses  as we continue to increase our headcount.

Other operating (income) expense, net

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Other operating (income) expense, net	$2,296	$1,504	$792

Other operating (income) expense, net totaled $2.3 million for the three months ended March 31, 2019 compared with $1.5 million for the three months ended March 31, 2018. The difference resulted primarily from changes in currency exchange rates in the two periods.

Interest income (expense), net

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Interest income (expense), net	$(1,309)	$(1,016)	$(293)

Interest income (expense), net totaled $1.3 million of expense for the three months ended March 31, 2019 compared with $1.0 million of expense for the three months ended March 31, 2018. The difference was principally attributable to $2.0 million in non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan, partially offset by interest income.

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

As of March 31, 2019, our cash and cash equivalents were approximately $150.3 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. As of March 31, 2019, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.9 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to $31.9 million, if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

In January 2018, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $69.9 million. Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering program Sales Agreement that we entered into with Cowen in October 2017, or the 2017 Sales Agreement. This agreement terminated on March 6, 2019. These sales were registered on our universal shelf registration statement on Form S-3, which was declared effective on December 5, 2017, or the 2017 Form S-3.

On March 6, 2019, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3.

On March 6, 2019, we entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million.

Cash Flows

Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,523)	1,098
Investing activities	—	(47)
Financing activities	1,290	138,675
Total	$(12,233)	$139,726
Effect of exchange rate changes on cash and cash equivalents	(1,313)	(41)
Net increase (decrease) in cash and cash equivalents	(13,546)	139,685

Operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $13.5 million compared to net cash provided by activities of $1.1 million for the corresponding 2018 period, a change of $14.6 million. The change is primarily due to the milestone payment from EA Pharma of $11.2 million during the 2018 period offset by increased R&D expenses.

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2019 compared to $47,000 for the corresponding 2018 period, a decrease of $47,000. The decrease was due to greater property and equipment purchases in 2018.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $1.3 million compared to net cash provided in financing activities of $138.7 million for the corresponding 2018 period, a difference of $137.4 million. The difference was principally due to our receipt of (i) $94.2 million in aggregate net proceeds from our public offering in January 2018 and our sales through our at-the-market offering program sales agreement in February 2018, and (ii) $44.5 million in net proceeds from HCR under our RIAA in February 2018.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements at least into 2021, including for our Phase 3 clinical program for odevixibat in PFIC, but we will need additional financing to develop odevixibat for the treatment of one or more pediatric liver diseases in 2020. However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, duration and any potential delays of the Phase 3 clinical trial of odevixibat;
•	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our RIAA with HCR or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;
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

We filed a new universal shelf registration on Form S-3 with the SEC on March 6, 2019, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. On March 6, 2019, we terminated the 2017 Sales Agreement and entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate value up to $50.0 million. We make no assurances as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 will be offered or sold.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑Q, have concluded that, based on such evaluation and as a result of the material weaknesses discussed in our “Management’s Report on Internal Control over Financial Reporting” in our Form 10‑K for the year ended December 31, 2018 and below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses and Remediation of Material Weaknesses

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management concluded that the material weaknesses reported in our Annual Report on Form 10-K for the year ended December 31, 2018 remain un-remediated as of March 31, 2019. The material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, the identified material weaknesses are pervasive in our internal control processes and involve the control environment, risk assessment, control activity and monitoring activities. Specifically, the material weaknesses relate to an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls. Because of the material weaknesses described above, our management believe that, as of March 31, 2019, our internal control over financial reporting was not effective.

Our management remains committed to the implementation of remediation efforts to address the material weaknesses and even though progress has been made to strengthen our controls, further remediation is needed. Management is in the process of executing a remediation plan with a new chief financial officer hired in October 2018 and a senior director of finance hired in September 2018 to provide enhanced oversight and governance of all financial reporting activities. Additionally, new accounting staff with the requisite knowledge of internal controls over financial reporting matters were hired in February 2019. We continue to upgrade our financial reporting system and we are continuing to strengthen our control processes and procedures with enhanced control documentation and additional management reviews to address these weaknesses and to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act 2002. As we continue to evaluate and work to improve our internal control over financial reporting, our management may take additional measures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million.

The Company has retained outside counsel under a contingency fee arrangement, and as a result, the Company will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome, or the costs involved in any litigation. Furthermore, Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 6, 2019.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Employment Agreement dated as of March 25, 2019 by and between the Registrant and Pamela Stephenson.	X

10.2*	Non-Employee Director Compensation Policy.	X

10.3*	Amendment No. 1 to Office Lease Agreement dated as of March 28, 2019, by and between the Registrant and POSIG Investors, LLC.		8-K (Exhibit 10.1)	4/3/2019	001-33451
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statement of Equity (unaudited) for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: May 9, 2019	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer