Form 10-Q
period 2019-06-30
ALBIREO PHARMA, INC.
filed 2019-08-08
CIK 1322505

Stock

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 12,685,326  shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$157,722	$163,885
Prepaid expenses and other current assets	5,310	3,765
Total current assets	163,032	167,650
Property and equipment, net	544	187
Goodwill	17,260	17,260
Other assets	1,115	369
Total assets	$181,951	$185,466
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payables	$3,837	$4,352
Accrued expenses	7,555	8,165
Other current liabilities	393	308
Total current liabilities	11,785	12,825
Liability related to sale of future royalties	52,224	49,969
Other long-term liabilities	255	35
Total liabilities	64,264	62,829
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at June 30, 2019 and December 31, 2018; 12,685,326 and 11,969,928 issued and outstanding at June 30, 2019 and December 31, 2018	126	120
Additional paid in capital	240,734	214,694
Accumulated other comprehensive income	6,582	4,293
Accumulated deficit	(129,755)	(96,470)
Total stockholders’ equity	117,687	122,637
Total liabilities and stockholders’ equity	$181,951	$185,466

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,250	$730	$1,820	$11,932
Operating expenses:
Research and development	11,034	6,411	19,363	12,562
General and administrative	5,485	4,238	10,778	8,366
Other operating expense, net	8	487	2,304	1,991
Total operating expenses	16,527	11,136	32,445	22,919
Operating loss	(15,277)	(10,406)	(30,625)	(10,987)
Interest expense, net	(1,351)	(1,666)	(2,660)	(2,682)
Non-operating expense, net	—	(2,531)	—	(2,553)
Net loss	$(16,628)	$(14,603)	$(33,285)	$(16,222)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(1.35)	$(1.22)	$(2.73)	$(1.42)
Weighted-average common shares used to compute basic and diluted net loss per common share	12,355,969	11,938,357	12,178,376	11,417,463

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(16,628)	$(14,603)	$(33,285)	$(16,222)
Other comprehensive loss:
Foreign currency translation adjustment	(9)	2,573	2,289	3,767
Total other comprehensive (loss) income	(9)	2,573	2,289	3,767
Total comprehensive loss	$(16,637)	$(12,030)	$(30,996)	$(12,455)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Stock-based compensation expense	—	—	1,823	—	—	1,823
Exercise of options	68,908	—	1,290	—	—	1,290
Other comprehensive income	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	(16,657)	(16,657)
Balance--March 31, 2019	12,038,836	$120	$217,807	$6,591	$(113,127)	$111,391
Stock-based compensation expense	—	—	2,049	—	—	2,049
Exercise of awards	9,123	—	110	—	—	110
Issuance of common stock, net of costs	637,367	6	20,768	—	—	20,774
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,628)	(16,628)
Balance--June 30, 2019	12,685,326	$126	$240,734	$6,582	$(129,755)	$117,687

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2017	8,902,784	$89	$114,522	$1,001	$(50,359)	$65,253
Stock-based compensation expense	—	—	1,188	—	—	1,188
Issuance of common stock, net of costs	2,994,362	30	94,120	—	—	94,150
Other comprehensive income	—	—	—	1,194	—	1,194
Net loss	—	—	—	—	(1,619)	(1,619)
Balance--March 31, 2018	11,897,146	$119	$209,830	$2,195	$(51,978)	$160,166
Stock-based compensation expense	—	—	1,056	—	—	1,056
Exercise of options	60,345	1	254	—	—	255
Other comprehensive income	—	—	—	2,573	—	2,573
Net loss	—	—	—	—	(14,603)	(14,603)
Balance--June 30, 2018	11,957,491	$120	$211,140	$4,768	$(66,581)	$149,447

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,285)	$(16,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	4,075	2,028
Depreciation and amortization	50	22
Stock-based compensation expense	3,872	2,244
Unrealized foreign exchange loss	3,508	6,718
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,662)	(1,377)
Other assets	(414)	354
Accounts payables	(393)	1,867
Accrued expenses	(2,272)	(2,223)
Other current and long-term liabilities	8	70
Net cash used in operating activities	(26,513)	(6,519)
Cash flows from investing activities:
Purchase of property, plant and equipment	(409)	(61)
Net cash used in investing activities	(409)	(61)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,774	94,149
Royalty monetization	—	44,525
Proceeds from exercise of options	1,400	255
Net cash provided by financing activities	22,174	138,929
Effect of exchange rate changes on cash and cash equivalents	(1,415)	(2,352)
Net (decrease) increase in cash and cash equivalents	(6,163)	129,997
Cash and cash equivalents—beginning of period	163,885	53,231
Cash and cash equivalents—end of period	$157,722	$183,228

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (Parent), together with its direct and indirect subsidiaries (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 lead product, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. Odevixibat, the Company’s Phase 3 lead product, is in development as a once per-day  treatment given orally in a capsule or sprinkled over food, initially being evaluated using the planned commercial formulation in patients with progressive familial intrahepatic cholestasis (PFIC) types 1 and 2. PFIC is a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. The Company combined prepaid expenses and other assets with Other receivables and reflected this in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cashflows at June 2019 and December 2018, and for the six months ended June 2019 and 2018 respectively, with a change in the prior period presentation being made to conform to the current period presentation. There was no change to previously reported net loss or total comprehensive loss in the prior period presented as a result. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The condensed consolidated financial statements are prepared on a basis consistent with prior periods except for the adoption of the new leasing standard discussed below.

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

Functional currency

Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency).

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating expense, net in the Condensed Consolidated Statements of Operations.

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of June 30, 2019 and December 31, 2018;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction;

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

Revenue recognition

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

As of June 30, 2019, the Company is eligible to receive a regulatory-based milestone payment under the Agreement of €4.3 million ($4.9 million based on the Euro to USD exchange rate as of June 30, 2019) if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the period ended June 30, 2019:

June 30, 2019
(in thousands)
Liability related to sale of future royalties—beginning balance	$50,546
Foreign currency translation gain	(19)
Accretion of interest expense on liability related to royalty monetization	4,075
Repayment of the liability	(1,128)
Liability related to sale of future royalties—ending balance	$53,474
Less current portion classified within accrued expenses	(1,250)
Net ending liability related to sale of future royalties	$52,224

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.03%

The Company periodically assesses the estimated royalty payments to HCR and to the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within the Company’s control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation. To the extent future royalties result in an amount less than the liability, the Company is not obligated to fund any such shortfall.

Recently adopted accounting pronouncements

As of January 1, 2019, the Company adopted ASU 2016‑02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company has applied the transition provisions at the beginning of the period of adoption, which results in recording the cumulative adjustment to the opening balance sheet as of January 1, 2019.  Under this transition provision, the Company will continue to apply the legacy guidance under ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in fiscal 2019. On the date of the adoption, the Company recorded a ROU asset of $1.2 million and lease liabilities of $1.2 million. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term; Relief package – the Company has not reassessed whether expired or existing contracts may contain a lease, the lease classification of expired or existing leases and whether previously capitalized indirect costs would qualify for capitalization under ASC 842. Use of hindsight – the Company has elected to use hindsight in assessing the likelihood of renewals, terminations and purchase options and in assessing impairment of ROU assets.  Portfolio approach  – the Company has elected to not apply the portfolio approach for groups of leases with similar characteristics.

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

3. Commitments and contingencies

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts and for administrative and research lab space in Göteborg, Sweden, both of which are accounted for as operating leases. These leases include renewal rights and, as for the corporate headquarters lease, escalating payments. On March 28, 2019, the Company entered into an amendment to the Boston, Massachusetts lease to (i) replace the Company’s prior office space with a new office space that is being leased from the same landlord and (ii) extend the term of the lease through the date ending eighty-eight months following July 1, 2019, when the Company took control of the new leased space.  The new leased space contains monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the lease with the Company obligated to make approximately $7.3 million of aggregate lease payments over the term of the lease, or approximately $900,000 annually.

The Company’s lease in Göteborg, Sweden includes the rental of office and lab space plus a defined number of parking spaces and contained an original expiration date in November 2019. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.  This lease renews automatically for consecutive three year terms unless notice of non-renewal is given by either party at least nine months prior to the end of the current term and subject to the Company’s right to terminate the lease at any time upon six months’ notice. Subsequent to the year ended December 31, 2018, this lease was renewed for an additional three year period through November 2022, with quarterly payments of $35,419.

As of June 30, 2019, the net balance of ROU assets totaled $0.3 million and were classified within other non-current assets.  The current and long term balances of lease liabilities at June 30, 2019 were $0.1 million and $0.2 million, respectively, and were classified within other liabilities, and long-term liabilities, respectively.  Operating lease expense under ASC 842 was $0.1 million and $0.2 million respectively for the three months and six months ended June 30, 2019.  There were no short-term lease or variable lease costs incurred for the six months ended June 30, 2019.  As of June 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 3.4 years.  Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Agreements with CROs

As of June 30, 2019, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $24.7 million to CROs upon the completion of contracted work.

Legal Contingency

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the Respondent) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the License Agreement), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million (converted to $42.2 million as of June 30, 2019). On July 31, 2019 Respondent filed a motion to dismiss the complaint.

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted EPS:
Numerator
Net loss	$(16,628)	$(14,603)	$(33,285)	$(16,222)
Denominator
Weighted average number of shares outstanding	12,355,969	11,938,357	12,178,376	11,417,463
Basic and Diluted EPS	$(1.35)	$(1.22)	$(2.73)	$(1.42)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three and six months ended March 31, 2019 and 2018 because including them would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock and RSUs	1,820,351	1,393,297	1,820,351	1,393,297

5. Income taxes

The Company did not record a tax provision or benefit for the three months ended June 30, 2019 or 2018. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

6. Financings

At-the-Market Offering Program

In October 2017, the Company entered into an at-the-market offering program, which we refer to as the 2017 Sales Agreement relating to the sale of shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In February 2018, the Company sold an aggregate of 728,862 shares of common stock pursuant to the 2017 Sales Agreement and received proceeds, net of offering expenses, of approximately $24.2 million. On March 6, 2019, the Company terminated the 2017 Sales Agreement and entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program relating to the sale of shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In May 2019, the Company sold an aggregate of 637,367 shares of common stock pursuant to the 2019 Sales Agreement and received proceeds, net of offering expenses, of approximately $20.8 million.

January 2018 Underwritten Public Offering

On January 9, 2018, the Company completed an underwritten public offering of 2,265,500 shares of its common stock, at a price to public of $33.00 per share. The Company received net proceeds from this offering of $69.9 million, after deducting underwriting discounts, commission and offering expenses.

7. Stock-based Compensation

The Company granted 482,961  options at a weighted average price of $25.63 and 52,000 RSUs with a weighted average grant date fair value of $26.31 during the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Employee awards:
Research and development expense	$792	$666	$1,500	$1,534
General and administrative expense	1,257	390	2,372	710
Total stock-based compensation expense	$2,049	$1,056	$3,872	$2,244

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

Overview

 We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, odevixibat, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus, and in May of 2018 we enrolled the first patient in our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients with PFIC types 1 and 2, which we refer to as PEDFIC 1. We are using the planned commercial formulation in PEDFIC 1, but any commercial product will include final trade dress. In the first quarter 2019, we revised our statistical analysis methodology for PEDFIC 1,  in line with guidance from the FDA. One result of the revision is an improvement in the power of the study. We expect to have top line data from PEDFIC 1 in mid-2020. We also submitted a protocol amendment for PEDFIC 2, our long term, open label extension study, which includes an additional cohort of PFIC patients who are not eligible for PEDFIC 1. The first sites have been activated for the expanded PEDFIC 2 cohort. In June of 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat.  In September of 2018, the FDA granted fast track designation for odevixibat for the treatment of pruritus associated with PFIC.  In October of 2018, the FDA granted orphan drug designation to odevixibat for the treatment of Alagille syndrome, or ALGS, a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In December of 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, another rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In January of 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia.  In addition to PFIC, we plan to initiate a pivotal clinical trial for odevixibat in biliary atresia, which we believe to be one of the most common rare pediatric liver diseases, in 2020, and we plan to conduct clinical development of odevixibat in 2020 as a treatment for one or more other pediatric cholestatic liver diseases and disorders.  Our most advanced product candidates in addition to odevixibat include elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we initiated a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and NASH, with the first patients enrolled in June 2019,  and A3384, which is a product candidate to treat bile acid malabsorption, or BAM. We have method of use patents for odevixibat with a natural expiry in 2031, but which can run through 2034 with potential patent term extensions. In June 2018, we were granted a patent for a method of using elobixibat to treat NASH in both the U.S. and Europe.  We also have a preclinical program in NASH.

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

We estimate that there are approximately 3,000 to 4,000 PFIC patients in the U.S. and E.U. We also estimate that there are approximately 5,000 to 6,000 BRIC patients in the U.S. and E.U. We currently have not modeled other regional opportunities in Asia, the Middle East and Latin America. We are aware there may be higher prevalence of disease in some countries such as Saudi Arabia and Turkey. We hold global rights to odevixibat unencumbered. Our current plan is to commercialize odevixibat ourselves in the U.S. and E.U., and we have begun the process of identifying potential partners for other regions. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Odevixibat. We plan to initiate a pivotal clinical trial with odevixibat in biliary atresia in 2020.  We plan to conduct clinical development of odevixibat in 2020 as a treatment for other pediatric cholestatic liver diseases and disorders as well, which may include ALGS and primary sclerosing cholangitis.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation. The European Commission granted orphan designation to odevixibat for the treatment of biliary atresia in December of 2018. In January of 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We intend to initiate a pivotal clinical trial with odevixibat for the treatment of biliary atresia in 2020.

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

Elobixibat as a potential treatment for NASH.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We initiated our Phase 2 clinical trial of elobixibat in NAFLD and NASH, with the first patients enrolled in June2019.

Since inception, we have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of $129.8 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2019, we had approximately $157.7 million in cash and cash equivalents.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 6, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

Result of Operations

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,250	$730	$520
Operating Expenses
Research and development	11,034	6,411	4,623
General and Administrative	5,485	4,238	1,247
Other operating expense, net	8	487	(479)
Total operating expenses	16,527	11,136	5,391
Operating loss	(15,277)	(10,406)	(4,871)
Interest expense, net	(1,351)	(1,666)	315
Non-operating expense, net	-	(2,531)	2,531
Net loss	$(16,628)	$(14,603)	$(2,025)

Revenue

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,250	$730	$520

There was $1.3 million in revenue for the three months ended June 30, 2019 compared with $0.7 million for the three months ended June 30, 2018,  an increase of $0.5 million. The higher revenue is due to the estimated royalty revenue received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Research and development expenses	$11,034	$6,411	$4,623

Research and development expenses were $11.0 million for the three months ended June 30, 2019 compared with $6.4 million for the three months ended June 30, 2018, an increase of $4.6 million. The higher research and development expenses for the 2019 period were principally due to personnel expenses, and program expenses as we continue to increase our headcount, and program activities, respectively.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$4,469	$3,461	$1,008
Elobixibat	1,148	72	1,076
A3384	151	205	(54)
Preclinical	1,317	462	855
Total	$7,085	$4,200	$2,885
Other project costs(1):
Personnel costs	$2,770	$1,347	$1,423
Other costs(2)	1,179	864	315
Total	$3,949	$2,211	$1,738
Total research and development costs	$11,034	$6,411	$4,623

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$5,485	$4,238	$1,247

General and administrative expenses were $5.5 million for the three months ended June 30, 2019 compared with $4.2 million for the three months ended June 30, 2018, an increase of $1.2 million. The increase is primarily attributable to personnel and related expenses as we continue to increase our headcount.

Other operating  expense, net

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Other operating expense, net	$8	$487	$(479)

Other operating expense, net totaled $0.0 million for the three months ended June 30, 2019 compared with $0.5 million for the three months ended June 30, 2018.  The difference resulted primarily from changes in currency exchange rates in the two periods.

Interest expense, net

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Interest expense, net	$(1,351)	$(1,666)	$315

Interest expense, net totaled $1.4 million of expense for the three months ended June 30, 2019 compared with $1.7 million of expense for the three months ended June 30, 2018. The difference was principally attributable to interest income associated with our interest bearing cash and cash equivalents offset by non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan.

Other non-operating expense, net

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Other non-operating expense, net	$—	$(2,531)	$2,531

Other non-operating expense, net for the three months ended June 30, 2018 was $2.5 million primarily related to the foreign currency expense associated with our royalty monetization in 2018. There was no other non-operating expense, net for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,820	$11,932	$(10,112)
Operating Expenses
Research and development	19,363	12,562	6,801
General and Administrative	10,778	8,366	2,412
Other operating expense, net	2,304	1,991	313
Total operating expenses	32,445	22,919	9,526
Operating loss	(30,625)	(10,987)	(19,638)
Interest expense, net	(2,660)	(2,682)	22
Non-operating expense, net	-	(2,553)	2,553
Net loss	$(33,285)	$(16,222)	$(17,063)

Revenue

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,820	$11,932	$(10,112)

There was $1.8 million in revenue for the six months ended June 30, 2019 compared with $11.9 million for the six months ended June 30, 2018, a decrease of $10.1 million. The decrease in revenue is due to a milestone payment received in the second quarter of 2018 from EA Pharma due to the approval by the Japanese MHLW of the drug application for elobixibat for the treatment of chronic constipation and the estimated royalty revenue from EA Pharma for elobixibat for the period.

Research and development expenses

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Research and development expenses	$19,363	$12,562	$6,801

There was $19.4 million in research and development expenses for the six months ended June 30, 2019 compared with $12.6 million for the six months ended June 30, 2018, an increase of $6.8 million. The higher research and development expenses for the 2019 period were principally due to personnel expenses, and program expenses as we continue to increase our headcount, and program activities, respectively.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$7,833	$6,851	$982
Elobixibat	1,371	95	1,276
A3384	225	333	(108)
Preclinical	2,320	800	1,520
Total	$11,749	$8,079	$3,670
Other project costs(1):
Personnel costs	$5,470	$2,757	$2,713
Other costs(2)	2,144	1,726	418
Total	$7,614	$4,483	$3,131
Total research and development costs	$19,363	$12,562	$6,801

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$10,778	$8,366	$2,412

There was $10.8 million in general and administrative expenses for the six month ended June 30, 2019 compared with $8.4 million for the six months ended June 30, 2018, an increase of $2.4 million. The increase is primarily attributable to personnel and related expenses  as we continue to increase our headcount.

Other operating expense, net

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Other operating expense, net	$2,304	$1,991	$313

Other operating expense, net totaled $2.3 million for the six months ended June 30, 2019 compared with $2.0 million for the six months ended June 30, 2018. The difference resulted primarily from changes in currency exchange rates in the two periods.

Interest expense, net

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Interest expense, net	$(2,660)	$(2,682)	$22

Interest expense, net totaled $2.7 million of expense for the six months ended June 30, 2019 compared with $2.7 million of expense for the six months ended June 30, 2018. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan, offset by interest income.

Other non-operating expense, net

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Other non-operating expense, net	$—	$(2,553)	$2,553

Other non-operating expense, net for the six months ended June 30, 2018 was $2.6 million primarily related to the foreign currency expense associated with our royalty monetization in 2018. There was no other non-operating expense, net for the six months ended June 30, 2019.

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

As of June 30, 2019, our cash and cash equivalents were approximately $157.7 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15 million if a specified sales milestone is achieved for elobixibat in Japan. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. As of June 30, 2019, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.9 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to $31.9 million, if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

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

On March 6, 2019, we entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequently, in May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the 2019 Sales Agreement.

Cash Flows

Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,513)	(6,519)
Investing activities	(409)	(61)
Financing activities	22,174	138,929
Total	$(4,748)	$132,349
Effect of exchange rate changes on cash and cash equivalents	(1,415)	(2,352)
Net increase (decrease) in cash and cash equivalents	(6,163)	129,997

Operating activities

Cash used in operating activities of $26.5 million during the six months ended June 30, 2019 was primarily a result of our $33.3 million net loss from operations and a net decrease in assets and liabilities of $4.7 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2019 was primarily driven by decreases in accounts payable, accrued expenses and an increase to prepaid expenses and other current assets, and other assets. This decrease was offset by non cash items, including$4.1 million of non cash interest expense on liability related to royalty monetization, $3.9 million of stock-based compensation expense and $3.5 million in unrealized foreign exchange loss. Cash used in operating activities was $6.5 million during the six months ended June 30, 2018. The cash used in operating activities was primarily a result of our $16.2 million net loss from operations and net decrease in assets and liabilities of $1.3 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2018 was primarily driven by decreases in accrued expenses and other assets offset by increases to accounts payable and  prepaid expenses and other current assets. This decrease was offset by non-cash items, including $6.7 million in unrealized foreign exchange loss, $2.2 million of stock-based compensation expense and $2.0 million of non cash interest expense on liability related to royalty monetization.

Investing activities

Cash used in investing activities of $0.4 million during the six months ended June 30, 2019 was primarily due to the purchase of property, plant and equipment. Cash used in investing activities of $0.1 million during the six months ended June 30, 2018 was primarily due to the purchase of property, plant and equipment.

Financing activities

Cash provided by financing activities of $22.2 million during the six months ended June 30, 2019 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $20.8 million and proceeds from exercise of options of $1.4 million. Cash provided by financing activities of $138.9 million during the six months ended June 30, 2018 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $94.1 million and royalty monetization of $44.5 million.

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

We filed a new universal shelf registration on Form S-3 with the SEC on March 6, 2019, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. On March 6, 2019, we terminated the 2017 Sales Agreement and entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate value up to $50.0 million. In May 2019, we sold 637,367 shares of our common stock under the 2019 Sales Agreement for an aggregate of $21.4 million of gross proceeds, which results in $178.6 million of securities remaining available for issuance under the 2019 Form S-3, including $28.6 million of shares of common stock remaining available for issuance under the 2019 Sales Agreement.  We make no assurances as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 will be offered or sold.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management concluded that the material weaknesses reported in our Annual Report on Form 10-K for the year ended December 31, 2018 remain un-remediated as of June 30, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, the identified material weaknesses relate to our internal control processes and involve the control environment, risk assessment, control activity and monitoring activities. During the six-month period ended June 30, 2019, significant work has been undertaken to remediate the causes of the material weaknesses. Specifically, we have increased the staff of our finance organization including hiring individuals with experience in U.S. GAAP and SEC reporting and/or skills in and ability to focus on internal control over financial reporting matters. Revised processes and redesigned financial reporting controls have been implemented. General information technology controls to support the effective operation of financial controls have been enhanced to address insufficient design. The material weaknesses will not be considered remediated until the redesigned and enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Because of the material weaknesses described above, our management believe that, as of June 30, 2019, our internal control over financial reporting was not effective.

Our management remains committed to remediating to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act 2002. Even though significant progress has been made to strengthen our controls, further remediation may be needed. As we continue to evaluate and work to improve our internal control over financial reporting, our management may take additional measures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million (Converted to $42.2 million as of June 30, 2019). On July 31, 2019 Respondent filed a motion to dismiss the complaint.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 6, 2019.

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates odevixibat and elobixibat, act via IBAT inhibition. SHP625, also known as maralixibat, and formerly known as LUM001 from Lumena Pharmaceuticals, was studied in Phase 2 clinical trials in PFIC and ALGS. In June 2016, Shire announced that the FDA granted breakthrough therapy designation for SHP625 for PFIC, type 2. Shire’s SHP626, also known as volixibat, was in Phase 2 development as a treatment for NASH. In November 2018, Shire announced that it licensed exclusive global rights to maralixibat and volixibat to Mirum Pharmaceuticals, Inc.  Mirum has announced that it commenced enrollment in a Phase 3 clinical trial of maralixibat in PFIC in the second quarter of 2019 and plans to initiate a Phase 3 clinical trial in ALGS in the first half of 2020. GlaxoSmithKline’s GSK2330672, which GlaxoSmithKline has announced an intent to divest, is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC. Given the small size of the patient populations for the indications we are targeting, any increase in the number of competitors who are attempting to recruit patients for trials in the same or similar indications as we are may have a material adverse effect on our business. See also “If we experience delays or difficulties in the enrollment of patients in our Phase 3 clinical trial of A4250 in patients with PFIC, our receipt of marketing approval for A4250 could be delayed or prevented.”

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Albireo Pharma, Inc. 2018 Equity Incentive Plan, as amended		8-K (Exhibit 10.1)	6/18/2019	001-33451

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: August 8, 2019	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer