Form 10-Q
period 2019-09-30
ALBIREO PHARMA, INC.
filed 2019-11-06
CIK 1322505

Stock

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001‑33451

Albireo Pharma, Inc.

(Exact name of registrant as specified in its charter)

s
Delaware (State or other jurisdiction of incorporation or organization)	90‑0136863 (IRS Employer Identification No.)

10 Post Office Square, Suite 1000, Boston, MA (Address of principal executive offices)	02109 (Zip code)

Registrant’s telephone number, including area code: (857) 254‑5555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ALBO	The Nasdaq Capital Market

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

As of  October 30, 2019, there were 12,686,576  shares of Common Stock, $0.01 par value per share, outstanding.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with PFIC or our related extension study, or any other trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 as a potential treatment for  other gastrointestinal diseases or disorders;

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, in Item 1A of Part II of this quarterly report, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$142,666	$163,885
Prepaid expenses and other current assets	5,353	3,765
Total current assets	148,019	167,650
Property and equipment, net	633	187
Goodwill	17,260	17,260
Other assets	5,578	369
Total assets	$171,490	$185,466
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,185	$4,352
Accrued expenses	8,459	8,165
Other current liabilities	683	308
Total current liabilities	12,327	12,825
Liability related to sale of future royalties	53,073	49,969
Other long-term liabilities	4,418	35
Total liabilities	69,818	62,829
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at September 30, 2019 and December 31, 2018; 12,685,326 and 11,969,928 issued and outstanding at September 30, 2019 and December 31, 2018	126	120
Additional paid in capital	242,638	214,694
Accumulated other comprehensive income	10,573	4,293
Accumulated deficit	(151,665)	(96,470)
Total stockholders’ equity	101,672	122,637
Total liabilities and stockholders’ equity	$171,490	$185,466

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1,385	$237	$3,205	$12,169
Operating expenses:
Research and development	11,996	9,666	31,359	22,228
General and administrative	6,010	3,850	16,788	12,216
Other operating expense (income), net	4,015	(614)	6,319	1,377
Total operating expenses	22,021	12,902	54,466	35,821
Operating loss	(20,636)	(12,665)	(51,261)	(23,652)
Interest expense, net	(1,274)	(1,367)	(3,934)	(4,049)
Non-operating income (expense), net	—	7	—	(2,546)
Net loss	$(21,910)	$(14,025)	$(55,195)	$(30,247)
Net loss per common share - basic and diluted	$(1.73)	$(1.17)	$(4.47)	$(2.60)
Weighted-average common shares used to compute basic and diluted net loss per common share	12,685,000	11,969,791	12,349,870	11,612,760

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(21,910)	$(14,025)	$(55,195)	$(30,247)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,991	(618)	6,280	3,149
Total other comprehensive income (loss)	3,991	(618)	6,280	3,149
Total comprehensive loss	$(17,919)	$(14,643)	$(48,915)	$(27,098)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Stock-based compensation expense	—	—	1,823	—	—	1,823
Exercise of options	68,908	—	1,290	—	—	1,290
Other comprehensive income	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	(16,657)	(16,657)
Balance--March 31, 2019	12,038,836	$120	$217,807	$6,591	$(113,127)	$111,391
Stock-based compensation expense	—	—	2,049	—	—	2,049
Exercise of awards	9,123	—	110	—	—	110
Issuance of common stock, net of costs	637,367	6	20,768	—	—	20,774
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,628)	(16,628)
Balance--June 30, 2019	12,685,326	$126	$240,734	$6,582	$(129,755)	$117,687
Stock-based compensation expense	—	—	1,826	—	—	1,826
Exercise of awards	—	—	78	—	—	78
Other comprehensive income	—	—	—	3,991	—	3,991
Net loss	—	—	—	—	(21,910)	(21,910)
Balance--September 30, 2019	12,685,326	$126	$242,638	$10,573	$(151,665)	$101,672

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2017	8,902,784	$89	$114,521	$1,001	$(50,359)	$65,252
Stock-based compensation expense	—	—	1,189	—	—	1,189
Issuance of common stock, net of costs	2,994,362	30	94,120	—	—	94,150
Other comprehensive income	—	—	—	1,194	—	1,194
Net loss	—	—	—	—	(1,619)	(1,619)
Balance--March 31, 2018	11,897,146	$119	$209,830	$2,195	$(51,978)	$160,166
Stock-based compensation expense	—	—	1,056	—	—	1,056
Exercise of options	60,345	1	254	—	—	255
Other comprehensive income	—	—	—	2,573	—	2,573
Net loss	—	—	—	—	(14,605)	(14,605)
Balance--June 30, 2018	11,957,491	$120	$211,140	$4,768	$(66,583)	$149,445
Stock-based compensation expense	—	—	1,623	—	—	1,623
Exercise of options	12,437	—	252	—	—	252
Issuance of common stock, net of costs	—	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	(14,025)	(14,025)
Balance--September 30, 2018	11,969,928	$120	$213,005	$4,150	$(80,608)	$136,667

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(55,195)	$(30,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense on liability related to royalty monetization	6,179	4,880
Depreciation and amortization	89	33
Change in fair value of financial instruments	—	(1)
Gain on sale of property, plant and equipment	—	(14)
Stock-based compensation expense	5,698	3,868
Foreign currency adjustments	8,317	4,802
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,861)	(1,122)
Other assets	(238)	379
Accounts payable	(935)	2,292
Accrued expenses	(2,397)	(1,516)
Other current and long-term liabilities	(176)	(160)
Net cash used in operating activities	(40,519)	(16,806)
Cash flows from investing activities:
Purchase of property, plant and equipment	(523)	(61)
Proceeds from sale of property, plant and equipment	—	14
Net cash used in investing activities	(523)	(47)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,774	94,139
Royalty monetization	—	44,525
Proceeds from exercise of options	1,478	507
Net cash provided by financing activities	22,252	139,171
Effect of exchange rate changes on cash and cash equivalents	(2,429)	(1,947)
Net (decrease) increase in cash and cash equivalents	(21,219)	120,371
Cash and cash equivalents—beginning of period	163,885	53,231
Cash and cash equivalents—end of period	$142,666	$173,602
Supplemental disclosures of cash and non-cash activities:
Purchase of property, plant and equipment in accounts payable	$17	$—
Right of use assets obtained in exchange for operating lease obligation	4,665	—

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. The Company combined prepaid expenses and other assets with other receivables and reflected this in the Condensed Consolidated Balance Sheets. The Company combined prepaid expenses and other assets with other receivables and trade receivables in the Condensed Consolidated Statements of Cash Flows. These combinations are reflected at September 30, 2019 and December 31, 2018, and for the nine months ended September 30, 2019 and 2018, respectively, with a change in the prior period presentation being made to conform to the current period presentation. There was no change to previously reported net loss or total comprehensive loss in the prior period presented as a result. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The condensed consolidated financial statements are prepared on a basis consistent with prior periods except for the adoption of the new leasing standard discussed below.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2019 and December 31, 2018;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction;

All resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, and the accretion of interest on the monetization liability. Actual results could materially differ from these estimates.

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

As of September 30, 2019, the Company is eligible to receive a regulatory-based milestone payment under the Agreement of €4.3 million ($4.7 million based on the Euro to USD exchange rate as of September 30, 2019) if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the period ended September 30, 2019:

September 30, 2019
(in thousands)
Liability related to sale of future royalties—beginning balance	$50,546
Foreign currency translation gain	73
Accretion of interest expense on liability related to royalty monetization	6,179
Repayment of the liability	(2,343)
Liability related to sale of future royalties—ending balance	$54,455
Less current portion classified within accrued expenses	(1,382)
Net ending liability related to sale of future royalties	$53,073

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the amortization of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. Since inception, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.03%.

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

3. Commitments and contingencies

Commercial real estate leases

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases. These leases include renewal rights and, as for the corporate headquarters lease, escalating payments. On March 28, 2019, the Company entered into an amendment to the Boston, Massachusetts lease to (i) replace the Company’s prior office space with a new office space that is being leased from the same landlord and (ii) extend the term of the lease through the date ending eighty-eight months following July 1, 2019, when the  Company took control of the new leased space.  The new leased space contains monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the lease with the Company obligated to make approximately $6.6 million of aggregate lease payments over the term of the lease, or approximately $900,000 annually.

The Company’s lease in Göteborg, Sweden includes the rental of office and contained an original expiration date in November 2019. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.  This lease renews automatically for consecutive three year terms unless notice of non-renewal is given by either party at least nine months prior to the end of the current term and subject to the Company’s right to terminate the lease at any time upon six months’ notice. Subsequent to the year ended December 31, 2018, this lease was renewed for an additional three year period through February 2022, with quarterly payments of $32,000.

As of September 30, 2019, the net balance of ROU assets totaled $4.8 million and were classified within other non-current assets.  The current and long-term balances of lease liabilities at September 30, 2019 were $0.5 million and $4.3 million, respectively, and were classified within other liabilities, and long-term liabilities, respectively.  Operating lease expense under ASC 842 was $0.3 million and $0.4 million, respectively, for the three months and nine months ended September 30, 2019.  There were no short-term lease or variable lease costs incurred for the three months and nine months ended September 30, 2019.  As of September 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 6.87 years. As of September 30, 2019, the weighted- average discount rate was 9.95%. Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at September 30, 2019:

Total Minimum Lease Payments
(in thousands)
2019 (Remainder of year)	$224
2020	1,003
2021	1,007
2022	906
2023	921
2024 and beyond	2,690
Total minimum lease payments	$6,751
Less imputed interest	(1,910)
Total lease liability	$4,841

Reported as:
Other current liabilities	$514
Other long-term liabilities	4,327
Total lease liabilities	$4,841

Agreements with CROs

As of September 30, 2019, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $20.3 million to CROs upon the completion of contracted work.

Legal Contingency

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the Respondent) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the License Agreement), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million (converted to $40.5 million as of September 30, 2019). On July 31, 2019 Respondent filed a motion to dismiss the complaint. The Company filed an answer to Respondent’s motion on September 30, 2019.

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted EPS:
Numerator
Net loss	$(21,910)	$(14,025)	$(55,195)	$(30,247)
Denominator
Weighted average number of shares outstanding	12,685,000	11,969,791	12,349,870	11,612,760
Basic and Diluted EPS	$(1.73)	$(1.17)	$(4.47)	$(2.60)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2019 and 2018 because including them would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock and RSUs	1,759,963	1,442,361	1,759,963	1,442,361

5. Income taxes

The Company did not record a tax provision or benefit for the three months ended September 30, 2019 or 2018. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

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

7. Stock-based Compensation

The Company granted 496,361 options at a weighted average price of $25.64 and 52,000 RSUs with a weighted average grant date fair value of $26.31 during the nine months ended September 30, 2019.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Employee awards:
Research and development expense	$742	$549	$2,242	$1,260
General and administrative expense	1,084	1,074	3,456	2,608
Total stock-based compensation expense	$1,826	$1,623	$5,698	$3,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2018, in Item 1A of Part II of this Quarterly Report on Form 10-Q, in Item 1A of part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, or in other filings that we make with the SEC.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, odevixibat, is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We completed a Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus, and in May of 2018 we enrolled the first patient in our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients with PFIC types 1 and 2, which we refer to as PEDFIC 1. We are using the planned commercial formulation in PEDFIC 1, but any commercial product will include final trade dress. In the first quarter 2019, we revised our statistical analysis methodology for PEDFIC 1, in line with guidance from the FDA. One result of the revision is an improvement in the power of the study. We expect to have top line data from PEDFIC 1 in mid-2020. We also submitted a protocol amendment for PEDFIC 2, our long term, open label extension study, which includes an additional cohort of PFIC patients who are not eligible for PEDFIC 1. The first sites have been activated and first patients enrolled in the expanded PEDFIC 2 cohort. In June of 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat.  In September of 2018, the FDA granted fast track designation for odevixibat for the treatment of pruritus associated with PFIC.  In October of 2018, the FDA granted orphan drug designation to odevixibat for the treatment of Alagille syndrome, or ALGS, a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In December of 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, another rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option.  In January of 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia.  In addition to PFIC, we plan to initiate a pivotal clinical trial for odevixibat in biliary atresia, which we believe to be one of the most common rare pediatric liver diseases, in 2020, and we plan to conduct clinical development of odevixibat in 2020 as a treatment for one or more other pediatric cholestatic liver diseases and disorders.  Our most advanced product candidates in addition to odevixibat include elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we initiated a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and NASH, with the first patients enrolled in  June 2019. A3384 is another product candidate for which we are exploring additional clinical development based on an evaluation of its patent coverage and our overall portfolio. We have method of use patents for odevixibat with a natural expiry in 2031, but which can run through 2034 with potential patent term extensions. In June 2018, we were granted a patent for a method of using elobixibat to treat NASH in both the U.S. and Europe.  We also have a preclinical program in NASH.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 8,000 to 10,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of PFIC with precision.

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

Elobixibat as a potential treatment for NASH.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We initiated our Phase 2 clinical trial of elobixibat in NAFLD and NASH,  with the first patients enrolled in June 2019.

Since inception, we have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of $151.7 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2019, we had approximately $142.7 million in cash and cash equivalents.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 6, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASC 842, Leases as further described in the footnotes to the condensed consolidated financial statements. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

Result of Operations

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,385	$237	$1,148
Operating Expenses
Research and development	11,996	9,666	2,330
General and Administrative	6,010	3,850	2,160
Other operating expense (income), net	4,015	(614)	4,629
Total operating expenses	22,021	12,902	9,119
Operating loss	(20,636)	(12,665)	(7,971)
Interest income (expense), net	(1,274)	(1,367)	93
Non-operating expense, net	-	7	(7)
Net loss	$(21,910)	$(14,025)	$(7,885)

Revenue

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$1,385	$237	$1,148

There was $1.4 million in revenue for the three months ended September 30, 2019 compared with $0.2 million for the three months ended September 30, 2018, an increase of $1.2 million. The higher revenue is due to the estimated royalty revenue received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Research and development expenses	$11,996	$9,666	$2,330

Research and development expenses were $12.0 million for the three months ended September 30, 2019 compared with $9.7 million for the three months ended September 30, 2018, an increase of $2.3 million. The higher research and development expenses for the 2019 period were principally due to personnel expenses, and program expenses as we continue to increase our headcount, and program activities, respectively.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$5,754	$5,351	$403
Elobixibat	1,102	284	818
A3384	141	162	(21)
Preclinical	689	794	(105)
Total	$7,686	$6,591	$1,095
Other project costs(1):
Personnel costs	$2,944	$2,048	$896
Other costs(2)	1,366	1,027	339
Total	$4,310	$3,075	$1,235
Total research and development costs	$11,996	$9,666	$2,330

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$6,010	$3,850	$2,160

General and administrative expenses were $6.0 million for the three months ended September 30, 2019 compared with $3.9 million for the three months ended September 30, 2018, an increase of $2.1 million. The increase is primarily attributable to personnel and related expenses as we continue to increase our headcount.

Other operating  expense, net

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Other operating expense (income), net	$4,015	$(614)	$4,629

Other operating expense, net totaled $4.0 million for the three months ended September 30, 2019 compared with  $0.6 million of other operating income for the three months ended September 30, 2018. The difference primarily relates to translation exchange rates in the two periods..

Interest expense, net

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Interest expense, net	$(1,274)	$(1,367)	$93

Interest expense, net totaled $1.3 million of expense for the three months ended September 30, 2019 compared with $1.4 million of expense for the three months ended September 30, 2018. The difference was principally attributable to interest income associated with our interest bearing cash and cash equivalents offset by non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan.

Non-operating income, net

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Non-operating income, net	$—	$7	$(7)

Non-operating income, net for the three months ended September 30, 2018 was approximately $0.0 million primarily related to the gain in foreign currency associated with our royalty monetization in 2018. There was no other non-operating expense, net for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$3,205	$12,169	$(8,964)
Operating Expenses
Research and development	31,359	22,228	9,131
General and Administrative	16,788	12,216	4,572
Other operating expense (income), net	6,319	1,377	4,942
Total operating expenses	54,466	35,821	18,645
Operating loss	(51,261)	(23,652)	(27,609)
Interest income (expense), net	(3,934)	(4,049)	115
Non-operating expense, net	-	(2,546)	2,546
Net loss	$(55,195)	$(30,247)	$(24,948)

Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$3,205	$12,169	$(8,964)

There was $3.2 million in revenue for the nine months ended September 30, 2019 compared with $12.2 million for the nine months ended September 30, 2018, a decrease of $9.0 million. The decrease in revenue is due to a milestone payment received in the second quarter of 2018 from EA Pharma due to the approval by the Japanese MHLW of the drug application for elobixibat for the treatment of chronic constipation and the estimated royalty revenue from EA Pharma for elobixibat for the period.

Research and development expenses

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Research and development expenses	$31,359	$22,228	$9,131

There was $31.4 million in research and development expenses for the nine months ended September 30, 2019 compared with $22.2 million for the nine months ended September 30, 2018, an increase of $9.2 million. The higher research and development expenses for the 2019 period were principally due to personnel expenses, and program expenses as we continue to increase our headcount, and program activities, respectively.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$13,587	$12,202	$1,385
Elobixibat	2,473	379	2,094
A3384	366	495	(129)
Preclinical	3,009	1,595	1,414
Total	$19,435	$14,671	$4,764
Other project costs(1):
Personnel costs	$8,414	$4,805	$3,609
Other costs(2)	3,510	2,752	758
Total	$11,924	$7,557	$4,367
Total research and development costs	$31,359	$22,228	$9,131

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$16,788	$12,216	$4,572

There was $16.8 million in general and administrative expenses for the nine months ended September 30, 2019 compared with $12.2 million for the nine months ended September 30, 2018, an increase of $4.6 million. The increase is primarily attributable to personnel and related expenses as we continue to increase our headcount.

Other operating expense, net

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Other operating expense (income), net	$6,319	$1,377	$4,942

Other operating expense, net totaled $6.3 million for the nine months ended September 30, 2019 compared with $1.4 million for the nine months ended September 30, 2018. The difference primarily relates to translation from changes in exchange rates in the two periods

Interest expense, net

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Interest expense, net	$(3,934)	$(4,049)	$115

Interest expense, net totaled $3.9 million of expense for the nine months ended September 30, 2019 compared with $4.0 million of expense for the nine months ended September 30, 2018. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan, offset by interest income.

Non-operating expense, net

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Non-operating expense, net	$—	$(2,546)	$2,546

Non-operating expense, net for the nine months ended September 30, 2018 was $2.5 million primarily related to the foreign currency expense associated with our royalty monetization in 2018. There was no other non-operating expense, net for the nine months ended September 30, 2019.

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

As of September 30, 2019, our cash and cash equivalents were approximately $142.7 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15.0 million if a specified sales milestone is achieved for elobixibat in Japan. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. As of September 30, 2019, we have received approximately $45.4 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.7 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to $31.9 million, if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

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

On March 6, 2019, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3.

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

Cash Flows

Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,519)	(16,806)
Investing activities	(523)	(47)
Financing activities	22,252	139,171
Total	$(18,790)	$122,318
Effect of exchange rate changes on cash and cash equivalents	(2,429)	(1,947)
Net (decrease) increase in cash and cash equivalents	(21,219)	120,371

Operating activities

Cash used in operating activities of $40.5 million during the nine months ended September 30, 2019 was primarily a result of our $55.2 million net loss from operations and a net decrease in assets and liabilities of $5.6 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2019 was primarily driven by decreases in accounts payable and, accrued expenses and an increase to prepaid expenses and other current assets, and other assets. This decrease was offset by non cash items, including $8.3 million of foreign currency adjustments, $6.2 million of non cash interest expense on liability related to royalty monetization, and $5.7 million of stock-based compensation expense. Cash used in operating activities was $16.8 million during the nine months ended September 30, 2018. The cash used in operating activities was primarily a result of our $30.2 million net loss from operations offset by non-cash items, including $4.9 million of non cash interest expense on liability related to royalty monetization, $4.8 million in foreign currency adjustments, and $3.9 million of stock-based compensation expense.

Investing activities

Cash used in investing activities of $0.5 million during the nine months ended September 30, 2019 was primarily due to the purchase of property, plant and equipment. Cash used in investing activities of $0.1 million during the nine months ended September 30, 2018 was primarily due to the purchase of property, plant and equipment.

Financing activities

Cash provided by financing activities of $22.3 million during the nine months ended September 30, 2019 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $20.8 million and proceeds from exercise of options of $1.5 million. Cash provided by financing activities of $139.2 million during the nine months ended

September 30, 2018 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $94.1 million and royalty monetization of $44.5 million.

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

We filed a new universal shelf registration on Form S-3 with the SEC on March 6, 2019, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. On March 6, 2019, we terminated the 2017 Sales Agreement and entered into a new sales agreement, which we refer to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate value up to $50.0 million. In May 2019, we sold 637,367 shares of our common stock under the 2019 Sales Agreement for an aggregate of $21.4 million of gross proceeds, which results in $178.6 million of securities remaining available for issuance under the 2019 Form S-3, including $28.6 million of shares of common stock remaining available for issuance under the 2019 Sales Agreement. We make no assurances as to the continued effectiveness of the 2019 Form S-3. No additional securities registered under the 2017 Form S-3 will be offered or sold.

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

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management concluded that the material weaknesses reported in our Annual Report on Form 10-K for the year ended December 31, 2018 remain un-remediated as of September 30, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, the identified material weaknesses relate to our internal control processes and involve the control environment, risk assessment, control activity and monitoring activities. During the nine-month period ended September 30, 2019, significant work has been undertaken to remediate the causes of the material weaknesses. Specifically, we have increased the staff of our finance organization including hiring individuals with experience in U.S. GAAP and SEC reporting and/or skills in and ability to focus on internal control over financial reporting matters. Revised processes and redesigned financial reporting controls have been implemented. General information technology controls to support the effective operation of financial controls have been enhanced to address insufficient design. The material weaknesses will not be considered remediated until the redesigned and enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Because of the material weaknesses described above, our management believes that, as of September 30, 2019, our internal controls over financial reporting were not effective.

Our management remains committed to taking remediating actions to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act 2002. Even though significant progress has been made to strengthen our controls, further remediation may be needed. As we continue to evaluate and work to improve our internal controls over financial reporting, our management may take additional measures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 19, 2019, the Company filed a complaint for breach of contract and breach of implied covenant of good faith and fair dealing against Ferring International Center S.A. (the “Respondent”) in the United States District Court for the Southern District of New York. Based on procedural considerations, we decided to refile the complaint in the Supreme Court of the State of New York, County of New York on April 26, 2019. We previously entered into the License Agreement, dated July 2, 2012, as amended as of October 2013 (the “License Agreement”), by and between Respondent and us, pursuant to which Respondent, among other things, conducted two Phase 3 clinical trials to evaluate the efficacy and safety of elobixibat as a treatment for chronic idiopathic constipation, known as Echo 1 and Echo 2, which ended in 2014. As previously disclosed, Respondent stopped Echo 1 and Echo 2 early citing an issue related to the distribution of study drug to study sites that was unrelated to the performance of elobixibat and terminated the License Agreement. The complaint alleges that Respondent breached its obligations under the License Agreement to (1) make earned milestone payments, (2) use good clinical practices, good laboratory practices and good manufacturing practices, and (3) use commercially reasonable efforts. The complaint also alleges that Respondent violated the covenant of good faith and fair dealing implied in the License Agreement. In the complaint, the Company is seeking, among other things, compensatory damages of at least € 37 million (Converted to $40.5 million as of September 30, 2019). On July 31, 2019, Respondent filed a motion to dismiss the complaint. The Company filed an answer to Respondent’s motion on September 30, 2019.The Company has retained outside counsel under a contingency fee arrangement, and as a result, the Company will not incur attorneys’ fees for litigating the matter, but counsel will receive a contingent fee of 33 1/3% of the net recovery (after deduction of expenses) in the event a recovery is received.

Due to their nature, it is difficult to predict the outcome, or the costs involved in any litigation. Furthermore, Respondent may have significant resources and interest to litigate and therefore, although we have a contingency fee arrangement, this litigation could be protracted and may ultimately involve significant legal expenses.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 6, 2019, as updated by the risk factosrs described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Employment Agreement dated as of October 31, 2019 by and between the Registrant and Michelle Graham.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 6, 2019	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer