Form 10-K
period 2019-12-31
ALBIREO PHARMA, INC.
filed 2020-03-02
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001‑33451

Albireo Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90‑0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Post Office Square, Suite 1000 South Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 254‑5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ALBO	The Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $405.7 million based on the price at which the common stock was last sold on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 24, 2020, was 14,946,005.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10‑K: Certain information required in Part III of this Annual Report on Form 10‑K is incorporated from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of odevixibat, elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with progressive familial intrahepatic cholestasis, or PFIC), for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

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

Actual results, level of activity, performance or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with PFIC or our related extension study, or any other trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease, for elobixibat to treat nonalcoholic steatohepatitis, or NASH, or for A3384 as a potential treatment for gastrointestinal diseases or disorders;
•

whether favorable findings from clinical trials of  odevixibat to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our Phase 3 PFIC program for odevixibat and planned pivotal trials of odevixibat in biliary atresia and Alagille syndrome, or ALGS;

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

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for initiation or completion of, or for availability of data from, the trials comprising the Phase 3 PFIC program for odevixibat , and the outcomes of such trials;
•	delays or other challenges in the recruitment of patients for the planned pivotal trials of odevixibat in biliary atresia and ALGS;
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

•	the success of competing third-party products or product candidates;
•	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
•	our ability to expand and protect our intellectual property estate;
•	regulatory developments in the United States and other countries;
•	the effectiveness of our internal control over financial reporting;
•	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
•	our ability to attract and retain key personnel; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

Item 1.BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal, or GI, diseases and disorders. The initial target indication for our lead product candidate, odevixibat (formerly known as A4250), is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We are also pursuing the development of odevixibat in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We plan to initiate a pivotal clinical trial of odevixibat in biliary atresia in the first half of 2020 and expect to initiate a pivotal trial of odevixibat in ALGS by the end of 2020. Our most advanced product candidate in addition to odevixibat is elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we have initiated a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. We expect topline results from the Phase 2 trial in mid-2020. We also expect topline results from another Phase 2 trial in NASH, being conducted in Japan and sponsored by our partner EA Pharma, at the end of 2020 or early 2021. We are also exploring development options for our product candidate A3384 based on an evaluation of its patent coverage and our overall portfolio. We have method of use patents for odevixibat with a natural expiry in 2031, but which can run through 2034 with potential patent term extensions. In June 2018, we were granted a patent for a method of using elobixibat to treat NASH in both the U.S. and E.U. We also have a preclinical program in adult liver diseases,  including NASH.

Odevixibat —our lead product candidate for PFIC.

We completed enrollment in PEDFIC 1, a pivotal clinical trial of odevixibat given once per day as an oral capsule or sprinkled over food, in children ages 6 months to 18 years with PFIC types 1 and 2. PEDFIC 1 is testing two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. In PEDFIC 1, assessment of change in pruritus is the primary endpoint in the U.S. and a key secondary endpoint in the E.U., and sBA responder rate is the primary endpoint in the E.U. and a key secondary endpoint in the U.S. We are using the planned commercial formulation in PEDFIC 1, but any commercial product will include final trade dress. In the first quarter of 2019, we revised our statistical analysis methodology for PEDFIC 1, in line with guidance from the U.S. Food and Drug Administration, or FDA, which resulted in an improvement in the power of the study. Patients have the option to rollover into an open label extension study, PEDFIC 2, and we now have patients on study medication for well over a year.  We are also enrolling patients in an additional cohort of PEDFIC 2 who were not eligible for PEDFIC1. We expect topline data from PEDFIC 1 in mid-2020, with a potential approval and commercial launch in the second half of 2021. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat. In September 2018, the FDA granted fast track designation for odevixibat for the treatment of pruritus associated with PFIC.

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

We are also pursuing the development of odevixibat in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. The FDA has cleared our investigational new drug application, or IND, for a global pivotal trial in biliary atresia, which we plan to initiate in the first half of 2020, with full site activation planned for the first half of 2021. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. We estimate the prevalence of biliary atresia to be approximately 15,000 to 20,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of biliary atresia with precision. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

In addition, we have been evaluating a pivotal study design for odevixibat in ALGS and following a scheduled consultation with the FDA in the first quarter of 2020, we plan to initiate the trial by the end of 2020. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 3,000 to 5,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of ALGS with precision. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

We continue to evaluate potential clinical development in other indications, including primary sclerosing cholangitis, which refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 6.3 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

Elobixibat as a potential treatment for NASH.

NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We initiated our Phase 2 clinical trial of elobixibat in NAFLD and NASH, with the first patients enrolled in June 2019.   We expect to have topline results from the Phase 2 trial in mid-2020. We also expect topline results from another Phase 2 study in NASH, being conducted in Japan and sponsored by our partner EA Pharma, at the end of 2020 or early 2021.

A3384 — a product candidate for the potential treatment of other gastrointestinal diseases or disorders.

A3384 is a proprietary formulation of cholestyramine, a well characterized bile acid sequestrant, which is also known as resin, that is designed to release cholestyramine directly in the colon. We obtained formulation-related patents in the U.S. with respect to A3384 in October 2019. We are exploring development options for A3384 based on an evaluation of its patent coverage and our overall portfolio.

Preclinical Program — novel bile acid modulators.

We have an ongoing preclinical program directed towards discovering and advancing to the clinic novel compounds that modulate bile acid levels to treat adult liver diseases including NASH. We are pleased to have selected a lead candidate from our compound library, filed for new patents and established plans to complete IND enabling studies in 2020.  We plan to provide more details on the specific mechanism of action and our progress in the future.

Our Corporate History

Prior to November 3, 2016, we were a specialty biopharmaceutical company known as Biodel Inc. that historically had been focused on the development and commercialization of innovative treatments for diabetes. Biodel was originally incorporated in the State of Delaware in December 2003 under the name “Global Positioning Group, Ltd.” and subsequently changed its name to “Biodel Inc.” Albireo Limited was formed in connection with a spinout transaction from AstraZeneca AB in 2008 in which AstraZeneca assigned to Albireo AB all of its rights in and to its portfolio of IBAT inhibitors, including elobixibat and odevixibat, as well as other programs that are currently at a preclinical stage.

On November 3, 2016, we completed a share exchange transaction with Biodel Inc, pursuant to an Amended and Restated Share Exchange Agreement dated July 13, 2016 that we entered into with Albireo Limited and the shareholders and noteholders of Albireo Limited. As a result, Albireo Limited became a wholly owned subsidiary of Biodel, Biodel’s corporate name was changed to Albireo Pharma, Inc. and the business of Albireo Limited became our business.

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

Interruption of enterohepatic circulation in patients with PFIC or ALGS surgically via the partial external biliary diversion, or PEBD, procedure has been shown to lower serum bile acid levels, relieve pruritus, improve clinical outcomes and delay the progression of serious liver disease. Odevixibat is designed to treat PFIC and other cholestatic liver diseases pharmacologically by inhibiting IBAT to reduce bile acids in the liver and serum, while at the same time reducing pruritus. In addition to the beneficial effects that may be achievable through IBAT inhibition, odevixibat is minimally absorbed into the bloodstream, resulting in minimal systemic exposure of the drug to the body.

Our Strategy

Our goal is to be a leader in the development and commercialization of novel therapeutics for orphan pediatric cholestatic liver diseases and disorders where there is high unmet medical need, while also leveraging our expertise in bile acid modulation to treat other liver and GI diseases and disorders. To achieve our goal, we intend to pursue the following strategies.

•

Rapidly develop odevixibat to regulatory approval to treat patients with PFIC. We are conducting a single Phase 3 clinical trial in patients with PFIC, which we refer to as PEDFIC 1. It is our objective that PEDFIC 1, together with available data from PEDFIC 2, our long-term, open label extension study, forms the primary support for applications for marketing approval of odevixibat in both the United States and European Union.

•

Maximize the benefit and commercial potential of odevixibat by expanding development to additional orphan pediatric cholestatic indications.  Although we have chosen PFIC as our lead indication for odevixibat, we also believe odevixibat can benefit children suffering from other cholestatic diseases and disorders. We plan to initiate a pivotal clinical trial with odevixibat for the treatment of biliary atresia in the first half of 2020. We estimate biliary atresia impacts an aggregate of 15,000 to 20,000 patients in the United States and European Union, and is the cause of over 50% of liver transplants in children. After further input to be received from the FDA in the first quarter of 2020, we also plan to initiate a pivotal trial for odevixibat as a treatment for ALGS by the end of 2020.

•

Develop the capability to commercialize odevixibat to treat orphan pediatric liver diseases, if approved, through a targeted sales force in the United States and Europe and collaborate selectively to commercialize odevixibat outside of these regions.  If we receive marketing approval in the United States or Europe for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to effectively commercialize odevixibat in the approved indication(s) in the applicable region. We believe that the required commercial organization would be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with cholestatic liver disease. If we receive marketing approval outside of the United States and Europe for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to selectively utilize collaboration, distribution and other marketing arrangements with third parties to commercialize odevixibat in the approved indication(s) in the regions or markets where we receive approval.

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

Our Pipeline

Odevixibat

We fully enrolled a pivotal clinical trial of odevixibat in children with PFIC, and these patients are eligible to enroll in an extension study to evaluate long-term outcomes. In addition to PFIC, we plan to initiate a pivotal clinical trial in biliary atresia in the first half of 2020.  Following consultation with the FDA in the first quarter of 2020, we also plan to initiate what we expect will be a pivotal trial for odevixibat as a treatment for ALGS by the end of 2020.

Odevixibat is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, and therefore reduce levels of bile acids in the serum and liver and increase excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms of PFIC and other cholestatic liver diseases, including pruritus. Moreover, at therapeutic doses, odevixibat has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. Odevixibat has been granted orphan drug designation for PFIC, PBC, biliary atresia and ALGS in the United States and the European Union.

Lead Indication for Odevixibat

PFIC. PFIC is our lead indication for odevixibat. PFIC is a rare genetic disorder that causes progressive, life-threatening liver disease, which may start early after birth or at a young age and rapidly progress to end-stage liver disease. PFIC is commonly associated with elevated serum bile acids. Prominent symptoms of PFIC include pruritus, which is associated with severe sleep disturbance and diminished overall quality of life, and poor growth. First-line treatment in PFIC is typically off-label UDCA. UDCA is itself a type of bile acid that is thought to act by diluting the toxic effects in the liver and bile ducts of a different type of bile acids, known as hydrophobic bile acids, which are often elevated in cholestatic liver disease. Third-party retrospective analyses published in 2009 and 2010 indicate that, following treatment with UDCA, many PFIC patients require PEBD surgery and PFIC patients will often ultimately require liver transplantation. Although success rates vary, published third-party studies have shown that PEBD surgery can slow and, in some cases, stop the progression of liver disease and lead to reduced pruritus and improved sleep. We believe these outcomes validate our approach of reducing liver and serum bile acids with an IBAT inhibitor such as odevixibat to treat PFIC.

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

Biliary Atresia Indication for Odevixibat

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

The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births . Of all biliary atresia patients, we believe odevixibat will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate the prevalence of biliary atresia to be approximately 15,000 to 20,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of biliary atresia with precision.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb or around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances. In January of 2019, the FDA granted orphan designation to odevixibat for the treatment of biliary atresia. The European Commission granted orphan drug designation to odevixibat for the treatment of biliary atresia in December of 2018.   We plan to initiate a pivotal clinical trial in biliary atresia in  the first half of 2020. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or 120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

Potential Additional Target Indications for Odevixibat

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

The prevalence of ALGS has been estimated to be one in every 30,000 to 70,000 newborns born worldwide. ALGS is predominately caused by mutations in a gene called Jagged1. In a small number of cases, ALGS results from mutations in a gene called Notch2. In October of 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.  After further consultation with the FDA scheduled in the first quarter of 2020, we also plan to initiate a what we expect will be a pivotal trial for odevixibat as a treatment for ALGS by the end of 2020.

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

Development of Odevixibat

Preclinical and Phase 1 Clinical Development

To assess the preclinical efficacy of odevixibat to treat cholestasis, we studied odevixibat in a mouse model in which select genes had been removed from the mice to induce cholestatic liver injury. In the model, odevixibat significantly reduced serum levels of bile acids and normalized levels of alanine aminotransferase, or ALT, and alkaline phosphatase, or ALP, which are enzymes in the liver that are elevated in a diseased liver. Odevixibat also significantly inhibited the expression of proteins known to be associated with inflammation, including tumor necrosis factor alpha (Tnf- a), vascular cell adhesion molecule‑1 (Vcam‑1) and monocyte chemoattractant protein‑1 (Mcp‑1), and proteins known to be associated with fibrosis, including collagen, type 1 alpha1 (Col1a1) and collagen, type 1 alpha2 (Col1a2).

In addition, we completed a placebo controlled Phase 1 clinical trial of odevixibat in healthy volunteers. The trial enrolled a total of 104 subjects and had three parts — a single ascending dose phase evaluating five different doses of odevixibat, a multiple ascending dose phase evaluating three different doses of odevixibat (a 1 mg dose once daily, a 3 mg dose once daily and a 1.5 mg dose twice daily) over seven days, and a multiple ascending dose phase evaluating odevixibat in combination with a bile acid sequestrant over seven days.

Odevixibat was generally well tolerated in all dose groups in the trial. In addition, odevixibat was associated with a variety of biological effects, including a dose-related reduction in serum bile acids, decreased levels of the protein Fibroblast Growth Factor 19, or FGF19, and increased levels of the bile acid intermediate 7 a -hydroxy‑4‑cholesten‑3‑one, or C4. The effects on FGF19 and C4 levels are consistent with the IBAT inhibition mechanism, as IBAT inhibition reduces levels of bile acids in cells in the distal small intestine, which leads to decreased FGF19 production. There were no treatment-related serious adverse events, or SAEs, and the most commonly reported adverse event was diarrhea. Based on the results of the trial, we determined to include doses up to 3 mg daily in our next clinical trials.

Completed Phase 2 Clinical Trial in PBC

Odevixibat was previously evaluated in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. We facilitated the trial, which was completed in the fourth quarter of 2016, primarily to provide additional learning on the effects of odevixibat in patients with cholestatic liver disease to guide future development and to address feedback received from the FDA at a pre-investigational new drug, or IND, meeting regarding the need to generate data in adults with cholestatic liver disease prior to initiating clinical development in children in the United States. PBC is a chronic disease of the liver in which the bile ducts become inflamed and are slowly destroyed. When bile ducts are damaged, bile acids can build up in the liver, leading to irreversible cirrhosis. As cirrhosis progresses and the amount of scar tissue in the liver increases, the liver loses its ability to function. Cirrhosis also prevents blood from the intestines from returning to the heart.

The trial was an open label, crossover study designed to evaluate the safety and tolerability of odevixibat, the efficacy of odevixibat in relieving pruritus and the effects of odevixibat on liver biochemistry and bile acid metabolism in patients with PBC and cholestatic pruritus. The investigator conducted the trial at two sites in Sweden. The trial design provided for enrollment of adult patients who had not responded adequately to at least six months of treatment with UDCA and who met specified criteria for elevated serum levels of ALP and for itching.

In the trial, patients initially continued their existing regimen of either cholestyramine or colestipol for four weeks. After a two-week washout period, patients in the first cohort received a 1.5 mg once daily oral dose of odevixibat for one week and a 3 mg once daily oral dose of odevixibat for the succeeding three weeks. Odevixibat was administered in a powder formulation in a capsule, and patients who did not tolerate the higher dose could revert to the lower dose at the discretion of the investigator. After another two-week washout period beginning at the end of the four-week odevixibat treatment period, patients again returned to their initial dosing regimen of either cholestyramine or colestipol for four weeks.

Following completion of the first cohort, the investigator began to enroll a second cohort of six patients into the trial to receive a lower daily dose of odevixibat than patients in the first cohort received. However, the investigator experienced recruitment delays for the second cohort and determined to conclude the study prior to completion of the second cohort, citing GI side effects.

The primary endpoint of the trial was the incidence of treatment-emergent SAEs during the treatment period. The VAS-itch, a commonly used tool to assess pruritus based on a linear 10‑point scale, was one of the exploratory efficacy endpoints in the trial.

Based on data from the trial that we received from the investigator, eight patients received odevixibat and all of them reported a substantial reduction in pruritus, assessed by the VAS-itch scale, at the time of the first assessment (one week). The reduction in pruritus was sustained throughout the remaining period of participation in the trial with dosing with odevixibat, and pruritus levels returned to pre-odevixibat levels when dosing was stopped.

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

Completed Phase 2 Clinical Trial in Children with Chronic Cholestasis and Pruritus

Our completed Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus was an open label, dose finding trial designed to evaluate the safety and efficacy of odevixibat. The chronic cholestasis was caused by one of a number of different conditions, including PFIC, biliary atresia or ALGS. We conducted the trial at six enrolling sites in Denmark, France, Germany and Sweden.

The trial enrolled 20 patients between one and 17 years of age who met specified criteria for elevated serum bile acids and itching. Four of the 20 patients reenrolled to participate in a different dose group, resulting in a total of 24 datasets. Ten of the 20 patients had PFIC. Following screening, patients received a single oral dose of odevixibat on the first day of the trial. If pharmacokinetic assessments met objective criteria for minimal systemic exposure of odevixibat and, at a follow-up visit between 10 and 14 days later, there were no safety concerns, patients then received oral doses of odevixibat once daily for four weeks. The term “pharmacokinetic” refers to how a drug moves within the body, including its absorption, distribution, metabolism and excretion. The trial design initially provided for six dose groups, ranging from 0.01 mg/kg to 0.3 mg/kg. An independent data safety and monitoring board, or DSMB, determined whether to initiate each successive dose group based on evaluation of safety, tolerability and pharmacokinetic data from the preceding dose group. Odevixibat was administered in the trial as pellets contained in a gelatin capsule that could be either swallowed whole or opened, enabling the pellets to be sprinkled on and mixed in food such as yogurt. This pellet formulation was different from the powder formulation used in the investigator-initiated clinical trial in PBC and prior clinical trials described above.

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

The data from the trial also showed improvement in pruritus across multiple assessment scales for most patients, with a significant correlation between reduction in serum bile acids and reduction in pruritus. The various liver biochemistry measures assessed in the trial showed high patient variability. There were some increased liver transaminases, which were assessed as mild, transient and either unrelated to odevixibat or with an unclear relationship. In the trial’s fifth dose group (0.2 mg/kg odevixibat dosing), a patient with ALGS whose ALT and aspartate aminotransferase, or AST, had begun increasing prior to enrollment in the trial showed elevated transaminases during the trial that had not come down at the trial’s follow-up visit two weeks following completion of dosing. These elevations were not accompanied by any increase in bilirubin levels, and there are reports in the medical literature of ALGS patients having increased ALT and AST levels after undergoing PEBD surgery, which, like odevixibat, is designed to reduce bile acids in the liver. After review and analysis, the independent DSMB approved continued dosing in the sixth and final cohort in the trial at an odevixibat dose not to exceed 0.2 mg/kg.

There were no patient dropouts in the trial, and odevixibat exhibited a favorable overall tolerability profile. In particular, all patients completed the trial and there was only one incidence of diarrhea, which occurred prior to the four-week treatment period and was characterized by the applicable clinical investigator as mild. There were two treatment-

emergent SAEs reported in the trial, both of which were determined by the applicable clinical investigator to be not related to odevixibat.

Phase 3 Clinical Program in Patients with PFIC

Our Phase 3 clinical trial of odevixibat, given once per day as an oral capsule or sprinkled over food, in patients with PFIC is a randomized, double blind, placebo controlled, multicenter study, which has enrolled 62 patients with PFIC (type 1 or 2). Patients were assigned to receive either 40 µg/kg/day or 120 µg/kg/day of odevixibat, or placebo, for 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a caregiver-reported outcome instrument that we have developed taking into account input from PFIC patients and their caregivers. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a serum bile acid level ≤ 70 µmol/l.  In the first quarter 2019, we revised our statistical analysis methodology for PEDFIC 1, in line with guidance from the FDA. One result of the revision is an improvement in the power of the study. The trial provides over 80% power to detect a positive outcome on both the change in pruritus endpoint and the serum bile acid responder rate endpoint, with a positive outcome currently defined as superiority for the combined treated group (both doses) compared to the placebo dose group at a significance level of p ≤ 0.05. The trial will also have several additional secondary endpoints. Patients in the double-blind trial have the opportunity to participate in PEDFIC 2, the open label extension study to assess long-term safety and durability of response and we now have patients on odevixibat for well over a year. We are enrolling patients in an additional ‘expanded’ cohort for PFIC patients who were not eligible for PEDFIC 1.We initiated the double-blind Phase 3 trial in May 2018 and expect data from the trial to be available mid - 2020.

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

Elobixibat is, like odevixibat, an IBAT inhibitor. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation or elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or odevixibat (see “— Preclinical Program in NASH,” below), we believe elobixibat has potential benefit in the treatment of NASH. We have a method of use patent pending in various jurisdictions with respect to the use of elobixibat to treat NASH. We initiated a Phase 2 clinical trial of elobixibat in NAFLD and NASH with the first patients enrolled in June of 2019. We expect to have topline results from the Phase 2 trial in mid-2020. We also expect topline results from another Phase 2 trial in NASH, being conducted in Japan and sponsored by our partner EA Pharma, at the end of 2020 or early 2021.

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

U.S.  Phase 2 Trial in NAFLD/NASH

We initiated a double-blind, placebo controlled Phase 2 trial to assess the safety and efficacy of elobixibat 5 mg in NASH/NAFLD patients over 16 weeks, as measured by liver steatosis and various biomarkers. The trial is designed to enroll 46 patients, and the primary endpoint of the trial is an assessment of the change in LDL-cholesterol, and the secondary endpoints are an assessment in the change in liver fat by imaging, AST and ALT. There are a number of exploratory endpoints as well. The first patients were enrolled in the trial in June 2019, and we expect top line results in mid-2020.

Japan Phase 2 Trial in NAFLD/NASH

EA Pharma is sponsoring an investigator-initiated study in Japan.  The study is a Phase 2 double-blind, placebo controlled trial to assess the safety and efficacy of a higher dose of elobixibat,10mg, or the bile acid sequestrant cholestyramine, or the combination of cholestyramine and elobixibat 10mg or placebo in 100 NASH/NAFLD patients over 16 weeks, as measured by liver steatosis and various biomarkers. The trial is designed to enroll 46 patients, and the primary endpoint of the trial is an assessment of the change in LDL-cholesterol, and the secondary endpoints are an assessment in the change in liver fat by imaging, AST and ALT. There are a number of exploratory endpoints as well. Topline data is expected by the end of 2020 or early 2021.

These two Phase 2 Trials are designed to demonstrate positive trends on the combination of liver markers, cardiovascular risk factors and favorable GI tolerability.  Both trials will inform study designs for the next step in the development of elobixibat in NASH.

A3384

A3384, a product candidate for the potential treatment for gastrointestinal diseases or disorders, is a proprietary formulation of cholestyramine that is designed to release cholestyramine directly in the colon. We obtained  formulation-related patents in the U.S. with respect to A3384 in October 2019. We are exploring additional development options for A3384 based on an evaluation of its patent coverage and our overall portfolio.

Preclinical Program

We have an ongoing preclinical program directed towards discovering and advancing to the clinic a novel compound that modulates bile acid levels to treat adult liver diseases including NASH. We hope to provide more details on the specific mechanism of action and our progress in the future.  NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the European Union. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression.

Some of the principal characteristics of NASH include high LDL cholesterol levels, resistance to insulin in the body, chronic inflammation in the liver and progressive scarring of tissue, known as fibrosis. We have generated favorable clinical or preclinical data on each of these measures with our IBAT inhibitors, either odevixibat or elobixibat, supporting the potential of bile acid modulators generally, and IBAT inhibitors specifically, to become a new treatment option for NASH.

In particular, the reduction in the reuptake of bile acids triggered by IBAT inhibition signals to the liver to make more bile acids to ensure the presence of a sufficient supply. The liver makes these bile acids from cholesterol, which has the effect of reducing levels of LDL cholesterol in the plasma. Also, increased bile acids in the colon resulting from IBAT inhibition stimulates the secretion of GLP‑1 (glucagon-like peptide‑1), which regulates insulin release from the pancreas and has been shown to decrease insulin resistance. Data from our clinical trials of elobixibat in patients with CIC or abnormal lipid levels demonstrated both of these effects. In addition, as discussed above under “odevixibat — Development of odevixibat — Preclinical and Phase 1 Clinical Development,” in a preclinical mouse model of cholestatic liver injury, odevixibat significantly inhibited the expression of different proteins known to be associated with inflammation and fibrosis. Moreover, in preclinical studies conducted by us or third parties, compounds that inhibit the IBAT have been reported to reduce liver concentrations of certain bile acids and cholesterol believed to play a role in the progression of NASH.

The results of a nonclinical study of odevixibat conducted in an established model of NASH in mice known as the STAM™ model provide further support for the promise of IBAT inhibition mechanism to treat NASH. In the study, NASH conditions were simulated by injecting the mice with the drug streptozotocin soon after birth and providing a high fat diet beginning at four weeks. Baseline was established at week six, following which three cohorts of mice received 0.5 mg/kg of odevixibat, 10 mg/kg of odevixibat or vehicle only once daily for 21 days. In the study, compared with the vehicle group, the 10 mg/kg odevixibat dose group showed significant improvement (p < 0.05) on the nonalcoholic fatty liver disease activity score, or NAS, near significant improvement on a fibrosis measure (p = 0.06) and numerical improvement on plasma ALT levels and triglycerides. The 0.5 mg/kg odevixibat dose group showed incremental advantages on some of these measures. We believe that NAS results with 10 mg/kg odevixibat are competitive with NAS results previously presented from the same model for obeticholic acid, which is marketed as Ocaliva in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC by Intercept Pharmaceuticals, Inc., or Intercept, and is currently in Phase 3 development as a treatment for NASH.

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

Payment Terms. As of February 15, 2020, we have received $49.9 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional amounts of up to $4.8 million if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, described below, we may become eligible under the license agreement to receive up to $27.6 million if specified sales milestones are achieved for elobixibat and we also receive stepped royalties beginning in the high single digits on all future net sales of elobixibat.

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

Royalty Monetization Agreement with HCR

In December 2017, we entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which we sold to HCR our right to receive all royalties from sales of elobixibat in Japan and sales milestones for elobixibat achieved from any covered territory potentially payable to us under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds we received from HCR to date. We received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and we are eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, we will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. We are obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although we sold our right to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, we will continue to account for these royalties as revenue. We recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be accreted using the effective interest rate method, based on our best estimate of the time it will take to reach the capped amount.

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

We record estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on our best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2019, our estimate of our total interest expense resulted in a quarterly effective interest rate of approximately 4.13%.

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

As of March 1, 2020, our patent estate included 19 issued patents and 24 pending patent applications in the United States and approximately 390 counterpart patents and patent applications in other jurisdictions, including eight European regional issued patents and eight Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

odevixibat	Composition of matter of odevixibat	September 2022

	Method of using certain IBAT inhibitor(s) to treat certain liver diseases	November 2031

	Method of using certain IBAT inhibitor(s) in combination with a bile acid binder to treat certain liver diseases	November 2031 (EP pending in US)

	Crystal modifications of odevixibat	June 2039 ( pending in US)

	Formulations of odevixibat	June 2039 (PCT pending in US)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP, JP); August 2022 (US)

	Method of using an IBAT inhibitor to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome with Constipation	April 2024

	Crystal modifications of elobixibat	April 2034

	Crystal modifications of elobixibat	October 2035 (US, pending in EP, JP)
	Formulations of elobixibat	2035 (pending in US and Canada)
	Process for manufacturing	2039 (US, PCT pending)

	Method of using certain IBAT inhibitor(s) to treat NASH	November 2031

A3384	Cholestyramine pellets	February 2037

	Pharmaceutical formulations comprising cholestyramine	February 2037 (US; pending in EP)
	Pharmaceutical formulations comprising cholestyramine	August 2038 (pending in US, EP)
	Pharmaceutical formulations comprising cholestyramine	August 2039 (pending in US only)

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

In the European Economic Area (EEA; the European Union member countries plus Iceland, Liechtenstein and Norway), Regulation (EC) No 469/2009 generally permits an extension of the patent term for a drug as compensation for the patent term lost during the regulatory review process by the European Medicines Agency, or EMA, or the national drug agencies. The term of a supplementary protection certificate, or SPC, corresponds to the period between the filing date of the patent and the date of the first Marketing Authorization in the EEA, reduced by a period of 5 years. An SPC may extend the patent term for an approved drug up to five years, but the remaining patent term may not exceed 15 years from the date of the first Marketing Authorization. Only one patent that covers the approved drug is eligible for an SPC. Applications for an SPC are reviewed and approved by the national patent offices of the EEA countries, and must be lodged within six months of the authorization date for the drug in each EEA country (or within six months of the grant of the patent, in case the Marketing Authorization is granted first).

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

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. We are building the commercial infrastructure that we believe will be necessary to effectively support the commercialization of odevixibat in the United States and Europe, if odevixibat is approved for PFIC or any other pediatric cholestatic liver disease or disorder. We believe that our commercial organization can be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with orphan cholestatic liver disease.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat orphan pediatric cholestatic liver diseases and disorders, we believe that we can effectively target the physician audience for odevixibat in the United States and Europe by establishing a sales force either internally or by contract. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which may be committed prior to any confirmation that odevixibat will be approved.

Outside of the United States and Europe, we plan to selectively utilize collaborations, distribution or other marketing arrangements with third parties to commercialize odevixibat in any approved indication(s). Likewise, we intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates, such as A3384 and, potentially, elobixibat, targeting large primary care markets that must be served by large sales and marketing organizations.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of odevixibat, elobixibat, A3384 or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently engage a single third-party manufacturer to provide the active pharmaceutical ingredient, or API, for odevixibat and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of odevixibat, elobixibat and A3384 for use in our clinical trials.

We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines, quality and volume expectations. We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for API for any of odevixibat, elobixibat or A3384. If any of our current manufacturers becomes unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying and qualifying such replacements.

Odevixibat and elobixibat are organic compounds of low molecular weight, and are referred to as “small molecules.” A3384 is a specialized formulation of cholestyramine, which is a polymer. A polymer is a chemical compound made up of small molecules arranged in a repeating structure to form a larger molecule. We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We are aware of other companies that are developing product candidates that, like odevixibat and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat, and formerly known as LUM001 from Lumena Pharmaceuticals, was studied in Phase 2 clinical trials in PFIC and ALGS. In June 2016, Shire announced that the FDA granted breakthrough therapy designation for SHP625 for PFIC, type 2. Shire’s SHP626, also known as volixibat, was in Phase 2 development as a treatment for NASH. In November 2018, Shire announced that it licensed exclusive global rights to maralixibat and volixibat to Mirum Pharmaceuticals, Inc.  Mirum became a public company in July 2019, and has initiated a Phase 3 trial with maralixibat in PFIC, from which it expects top-line results in late 2020. In December 2019, Mirum announced it plans to seek FDA approval for maralixibat for the treatment of pruritis associated with ALGS based on data from Phase 2 trials, with a rolling submission to begin in the third quarter of 2020 and to be completed in the first quarter of 2021. The FDA granted breakthrough therapy designation to maralixibat for the treatment of pruritis associated with ALGS in October 2019. GlaxoSmithKline’s linerixibat is at the Phase 2 clinical development stage as a treatment for pruritus in patients with PBC. The FDA granted orphan drug designation to linerixibat for the treatment of PBC in September 2019.

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

As noted above, Mirum initiated a Phase 3 trial for maralixibat as a treatment for PFIC in July 2019, from which it expects top-line results in late 2020. Mirum has announced plans to seek FDA approval for maralixibat in the treatment of pruritis associated with ALGS, with a rolling submission to begin in the third quarter of 2020 and to be completed in the first quarter of 2021. In addition, Intercept Pharmaceuticals’ obeticholic acid, or OCA, is approved in the U.S. in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC. OCA is also in Phase 2 development at Intercept as a treatment for biliary atresia. In July 2019, Genfit SA received orphan designations from the FDA and EMA for its PPAR alpha/delta agonist, (elafibranor), for the treatment of PBC. Genfit has announced plans to advance elafibranor into a Phase 3 program for PBC in 2020. Gilead Sciences, Inc.’s FXR agonist, cilofexor, is in Phase 2 development for PBC, and Phase 3 development for PSC.

NASH. There are currently no drugs approved for the treatment of NASH. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to show a significant reversal in liver fibrosis. Product candidates in Phase 3 clinical development in NASH include Intercept’s OCA, Genfit’s elafibranor, and Allergan plc’s dual CCR2 and CCR5 inhibitor (cenicriviroc).

In November 2019, the FDA accepted Intercept’s NDA for OCA for the treatment of fibrosis due to NASH, and granted priority review. In December 2019, Intercept announced that it submitted a marketing authorization application to the EMA for OCA for the treatment of fibrosis due to NASH, and that the FDA tentatively scheduled the advisory committee meeting for Intercept’s NDA for April 22, 2020. In March 2019, Madrigal Pharmaceuticals, Inc. initiated a Phase 3 clinical trial in NASH with its thyroid hormone receptor selective agonist (resmetirom). In December 2019, Madrigal initiated a second Phase 3 clinical trial with resmetirom in NAFLD and NASH. There are many other product candidates in or believed to be in Phase 2 clinical development in NASH.

Chronic Constipation. Linaclotide, marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella in Europe, is approved in the United States for the treatment of CIC and IBS-C and in Europe for the treatment of IBS-C. Linaclotide is also approved for the treatment of IBS-C in Japan, where it is marketed by Astellas. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceuticals USA, Inc., is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type‑2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire in the United States as Motegrity and in the European Union as Resolor, is a motility agent approved for the treatment of CIC. Motegrity and Resolor are associated with a high rate of headaches, and belong to a class of drugs known as 5‑HT receptor drugs that has been linked to cardiovascular safety issues.

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

Plecanatide, marketed as Trulance by Bausch Health Companies, Inc., is approved in the United States to treat CIC and IBS-C and is, like linaclotide, a guanylate cyclase-C agonist. On September 12, 2019, the FDA approved Ardelyx, Inc.’s product, IBSRELA (tenapanor), for the treatment of IBS-C. IBSRELA inhibits the sodium transporter NHE3 and reduces sodium uptake from the gut to increase the secretion of water in the intestines.

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

Specifically, the FDA may grant a product the fast track designation if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track product application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. In September of 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that generally provides a meaningful therapeutic advantage to patients over existing treatments and based upon a demonstration that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Depending on the outcome of our double blind, Phase 3 clinical trial of odevixibat in patients with PFIC, we may elect to pursue accelerated approval of odevixibat.

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

Rare Pediatric Disease Priority Review Voucher

The FDA may grant rare pediatric disease designation for indications in the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the United States and that is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. In June of 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC. Under the FDCA, a sponsor who receives approval of an NDA for a product that is for the prevention or treatment of a rare pediatric disease and meets certain additional criteria, may qualify for a rare pediatric disease priority review voucher, or PRV. A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor and may be further transferred any number of times before it is used. Pursuant to the 21st Century Cures Act, FDA’s authority to award rare pediatric disease PRVs has been extended until 2020 and until 2022 for products that receive rare pediatric disease designation by 2020.

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

Orphan Drug Designation and Exclusivity

The FDA has granted orphan drug designation to odevixibat for the treatment of PFIC, ALGS, biliary atresia and PBC. Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the designation request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

PRIME Designation

The European Medicines Agency, or EMA, grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner. The EMA has granted access to the PRIME program at the “proof of concept” stage for odevixibat to treat PFIC.

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

Conditional Approval

In specific circumstances, E.U. legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

In 2017, the PDCO agreed to our PIP for odevixibat as a treatment for PFIC.

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

Orphan Drug Designation and Exclusivity

The European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, has designated odevixibat as an orphan medicinal product for the treatment of PFIC, as well as for the treatment of PBC and ALGS. Pursuant to Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000, the European Commission can grant such orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Following the formation of a majority Conservative government in December 2019, the United Kingdom approved the withdrawal agreement and left the European Union on January 31, 2020.

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

Employees

As of February 15, 2020, we employed 55 full-time employees, of whom 17 hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees, 32 were engaged in research and development and 23 were engaged in general and administrative functions. Of these employees, 9 were located in Sweden and 46 were located in the United States. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our internet address is http://www.albireopharma.com.  The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports, are available to you free of charge through the Media & Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $62.7 million for the year ended December 31, 2019 and approximately $46.1 million for the year ended December 31, 2018. We had an accumulated deficit of $159.2 million as of December 31, 2019. To date, we have financed our operations primarily through issuances of shares of common stock, preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants and venture debt borrowings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs, although our licensee, EA Pharma has received approval in Japan of our product candidate elobixibat to treat chronic constipation. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

•

the scope, number, progress, duration, endpoints, cost, results and timing of clinical trials and nonclinical studies of our current or potential future product candidates, including in particular the scope, progress, duration, endpoints, cost, results and timing for initiation and completion of our Phase 3 clinical program for odevixibat in patients with progressive familial intrahepatic cholestasis, or PFIC; and planned pivotal programs for odevixibat in patients with biliary atresia and patients with ALGS;

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

We expect our research and development expenses to increase substantially in future periods, particularly as we advance the development of our lead product candidate odevixibat beyond its development as a treatment for patients with PFIC into other pediatric cholestatic liver diseases and disorders, such as our planned development of odevixibat as a treatment for biliary atresia and as a treatment for ALGS. In addition, we expect that our research and development expenses would increase if we conduct new or additional clinical trials for elobixibat for the treatment of nonalcoholic steatohepatitis, or NASH, odevixibat, or any product candidate advanced in our preclinical program in NASH or we initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to continue to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the costs, design, duration and any potential delays of the Phase 3 clinical trial of odevixibat that may result from, among other things, the factors described below under “ – The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of odevixibat to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial in patients with PFIC, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval, and If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates, or entry into licensing, collaboration or similar arrangements, could be delayed or prevented.;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. We filed a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on April 30, 2019 and pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in March 2019. In May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the at-the-market offering program sales agreement. In addition, on February 3, 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.2 million. As of February 15, 2020, approximately $132.6 million of securities remain available for issuance under the shelf registration statement, including up to $28.6 million of our common stock that we may offer and sell, from time to time at our discretion, through Cowen as sales agent under the at-the-market offering program sales agreement. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown recurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our lead product candidate, odevixibat, which we are developing initially for the treatment of patients with PFIC and potentially also for other pediatric cholestatic liver diseases and disorders. If we are unable to commercialize odevixibat or experience significant delays in doing so, our business will be materially harmed.

Odevixibat is in Phase 3 clinical development. Elobixibat has been approved in Japan for the treatment of chronic constipation, but we will not receive additional cash in respect of elobixibat in Japan unless and until HCR has received a specified amount under our RIAA. Our other most advanced product candidates are in Phase 2 or earlier-stage development.

Our ability to generate product revenues, which may not occur for at least the next few years, if at all, will depend heavily on the successful development and commercialization of odevixibat as a treatment for patients with PFIC. Our ability to generate product revenues may also depend on the successful development and commercialization of elobixibat to treat NASH or A3384 to treat BAM or other gastrointestinal diseases or disorders. The success of each of these product candidates will depend on a number of factors, including the following:

•

our ability to obtain additional capital, whether from our RIAA with HCR or our license agreement with EA Pharma for elobixibat, from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;

•	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
•	completion of clinical development with successful outcomes;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio;
•	establishing sales, marketing and distribution capabilities;
•	generating commercial sales of odevixibat, elobixibat or A3384, as applicable, if and when approved, whether alone or in collaboration with others;
•	acceptance of odevixibat, elobixibat or A3384, as applicable, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of odevixibat, elobixibat or A3384, as applicable, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize odevixibat, elobixibat or A3384, which would materially harm our business.

If clinical trials of odevixibat or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the applicable product candidate.

In connection with obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. In particular, the small number of subjects and patients in our early clinical trials may make the results of these clinical trials less predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

If we are required to conduct additional or longer clinical trials or other testing of odevixibat or any of our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Following consultation with the FDA and EMA, we are using change in pruritus as the primary endpoint for purposes of FDA evaluation and as a key secondary endpoint for EMA evaluation in our ongoing Phase 3 trial in PFIC patients. Because the assessment of pruritus relies on subjective feedback, it is challenging to evaluate and measure consistently. Moreover, there is no clinical experience with the two outcome instruments that we are using in the trial and either may not be considered adequately reliable or valid for use in PFIC patients.

The primary endpoint in our Phase 3 trial of odevixibat in patients with PFIC, for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. Because the assessment of pruritus relies on subjective caregiver feedback, it is challenging to evaluate and measure consistently and, for any patient, a caregiver-reported outcome may vary from the patient’s self-reported outcome. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial. Moreover, patients given an inactive agent, or placebo, for comparison to odevixibat in a clinical trial may perceive a change in pruritus that is greater than we anticipated when designing the trial or that is comparable to the change experienced by patients given odevixibat, which could obscure the effect of odevixibat in the trial and reduce the likelihood that the trial will be successful.

We have developed caregiver-reported and patient-reported outcome instruments to assess pruritus in the Phase 3 PFIC trial. These outcome instruments, and the manner in which they will be analyzed, represent novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have no experience. The degree of novelty or other limitations of these endpoints and methodologies may impact the likelihood that our Phase 3 PFIC trial, or any other future clinical trial of odevixibat, will be successful or otherwise delay or prevent marketing approval of odevixibat. In addition, we plan to establish the reliability and validity of the outcome instruments that we develop to meet applicable regulatory standards as part of the Phase 3 trial. The FDA or EMA may ultimately determine that either of these outcome instruments is not adequately reliable or valid for use with PFIC patients, whether because it was not applied by clinical investigators sufficiently consistently, was not sufficiently sensitive to detect varying degrees of pruritus, or for any other reason. If this were to occur, our ability to obtain marketing approval for odevixibat would be delayed and we may never obtain marketing approval for odevixibat.

The clinical trial designs, durations, endpoints and outcomes that will ultimately be required to obtain marketing approval of odevixibat to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and European Union. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

No product is currently approved for the treatment of PFIC in the United States, the European Union or, to our knowledge, any other jurisdiction, and there is limited clinical experience in PFIC. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for these indications.

Our Phase 3 PFIC program includes a single randomized, double blind, placebo controlled, multicenter clinical trial and an open label long-term extension study. The double blind trial is designed to enroll approximately 60 patients with PFIC (type 1 or 2), ages six months to 18 years, at sites in the United States, Canada, Europe, the Middle East and Australia. Patients will be assigned to receive either 40 µg/kg/day or 120 µg/kg/day of odevixibat, or placebo, for 24 weeks. Patients taking a stable dose of medication to manage pruritus when entering the trial will be permitted to continue such background medication during the trial, subject to specified exceptions. The trial has a primary endpoint for U.S. purposes, a different primary endpoint for E.U. purposes, and several secondary endpoints, including progression to surgery, change in growth markers and liver biochemistry variables, and others. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus using a proprietary tool that we have developed. The trial’s primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction in serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Patients in the trial will have the opportunity to participate in the open label extension study to assess long-term safety and durability of response.

Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even if the primary endpoint of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes or for EMA evaluation purposes is met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

Furthermore, the FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. Certain secondary endpoints that we expect to use in our Phase 3 trial may be considered clinical benefit endpoints, including progression to surgery and change in growth markers. The likelihood that a treatment duration of 24 weeks will be long enough for a placebo controlled trial to demonstrate an effect of odevixibat on any particular clinical benefit endpoint is uncertain, and, if not, FDA approval of odevixibat could be limited to the treatment of pruritus in PFIC patients, if odevixibat is approved at all.

To support marketing approval of a drug, the FDA requires a demonstration of efficacy based on an endpoint reflecting clinical benefit. However, under Subpart H regulations, the FDA can grant accelerated approval based on a surrogate endpoint that is reasonably likely to predict clinical benefit. If we elect to seek accelerated approval under Subpart H, the FDA (or EMA under its regulations) may determine that the surrogate endpoint, or that the outcome shown in the trial on the surrogate endpoint, does not establish a reasonable likelihood of predicting clinical benefit or otherwise is not sufficient to support approval, even if the surrogate endpoint is met with statistical significance. For example, if we pursue an accelerated approval of odevixibat under Subpart H and the results of the change in pruritus endpoint are not of a magnitude that will be clearly meaningful, it is possible that the FDA will not consider the result to be sufficient to support approval under the Subpart H pathway. If this occurs, our business would be materially harmed.

In addition, if we pursue an accelerated approval under Subpart H for odevixibat, we will be required to conduct a post-approval clinical outcomes trial to confirm its clinical benefit in PFIC. Whether our planned open label extension study will meet this requirement is uncertain. If not, and if we pursue accelerated approval under Subpart H, we would need to conduct an additional study, which is not currently planned. There can be no assurance that our open label extension study or any other post-approval trial that we conduct will confirm that the surrogate endpoint used for accelerated approval will eventually show an adequate correlation with clinical outcomes. If a clinical outcomes confirmatory trial that we conduct fails to show such adequate correlation, we may not be able to maintain any previously granted marketing approval for odevixibat in PFIC that we may obtain.

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

Also, it is possible that any marketing authorization we may receive in the future from the EMA for odevixibat for the treatment of PFIC could be conditional on post-authorization studies and not be considered a full authorization. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of odevixibat in PFIC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

The FDA and EMA generally require two pivotal clinical trials to support marketing approval of a drug. It is our objective to conduct a single Phase 3 clinical trial in patients with PFIC that, together with data from a long-term, open label extension study, forms the primary support for applications for marketing approval of odevixibat in both the United

States and European Union for treatment of patients with PFIC. If the FDA or EMA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support marketing approval of odevixibat to treat patients with PFIC in the United States or European Union, it would result in a more expensive and potentially longer development program for odevixibat than we currently contemplate, which could delay our ability to generate product revenues with odevixibat, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete the planned pivotal programs. Even though it is our objective to conduct a single Phase 3 trial of odevixibat as the basis, together with safety data from an extension study to evaluate long-term outcomes, for an application for marketing approval for odevixibat in PFIC, either the FDA or the EMA may require that we meet the primary endpoint or endpoints in the trial at a higher level of statistical significance than would otherwise be required for a trial to be successful, which would reduce the likelihood of a positive trial.

The design of our Phase 3 clinical trial of odevixibat in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either the FDA or EMA.

Although the feedback on our proposed Phase 3 clinical trial in patients with PFIC that we have received from the FDA and EMA is generally consistent, it is not identical and the design of our Phase 3 clinical trial of odevixibat in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either regulatory authority. As a result, there is increased risk that, even if we view the results of our trial as favorable, the FDA or EMA may not find the overall results to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication.

Favorable results seen to date in clinical trials of odevixibat, including our open label Phase 2 trial of odevixibat in patients with cholestatic liver disease, may not be predictive of favorable results in our Phase 3 clinical trial of odevixibat in patients with PFIC, which is placebo controlled and involves different doses, treatment duration, number of patients and outcome measures and has other differences in design or execution.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. Odevixibat has been evaluated in an open label Phase 2 trial in children with chronic cholestasis and pruritus and in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. Data from our Phase 2 trial in children with chronic cholestasis and pruritus showed a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids. In addition, based on data from the PBC trial that we received from the investigator, nine patients with pruritus received odevixibat and all of them reported a reduction in pruritus. If the favorable findings on pruritus and serum bile acids seen in these two Phase 2 trials are not replicated in our Phase 3 trial of odevixibat in patients with PFIC or in any other future trial of odevixibat in patients with PFIC or other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for odevixibat to treat any indication, in which case our business would be materially and adversely affected.

Our Phase 3 trial of odevixibat in patients with PFIC involves a greater number of patients, different outcome measures, doses and treatment duration and has other differences in trial design, in addition to the difference in patient population, compared with either the prior pediatric chronic cholestasis trial or PBC trial. For example, our Phase 3 trial of odevixibat is a randomized, double blind, placebo controlled, multicenter, clinical trial designed to enroll approximately 60 patients with PFIC (type 1 or 2), with a treatment duration of 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Although we have assessed the effects of odevixibat on serum bile acids in prior clinical trials of odevixibat, we have not previously utilized this serum bile acid responder rate endpoint. Moreover, we do not have any prior data regarding the effect of a placebo in patients with PFIC on serum bile acid levels, pruritus or any other outcome variable to guide the planning for our Phase 3 PFIC trial, which increases the risk that the trial will not be powered adequately to show a statistically significant separation between odevixibat and placebo.

Furthermore, the specific caregiver-reported or patient-reported measures used to assess change in pruritus can vary from trial to trial. For example, the pruritus scales that were used in the PBC trial are not the same as the scales used in our trial in children with chronic cholestasis and pruritus, except that the visual analogue scale of itching, known as VAS-itch, is common to both trials. To assess change in pruritus in our Phase 3 trial of odevixibat in patients with PFIC, we are using caregiver-reported and patient-reported outcome instruments that we have developed taking into account input from PFIC patients and their caregivers, which employ or rely on different questions or assessments, require a different outcome to establish a positive response or are otherwise different from the outcome instruments used in our Phase 2 trial in children with chronic cholestasis. The differences in these instruments may reduce the likelihood that data from the Phase 2 trials of odevixibat in children with chronic cholestasis or in PBC patients will be predictive of favorable results in the Phase 3 PFIC trial.

In addition, although we expect that patients in the ongoing Phase 3 trial of approximately the same weight will receive the same total dose of odevixibat, any difference in relative weights between particular patients receiving the same total dose of odevixibat will result in a difference in weight-factored doses between those patients. This may reduce the likelihood that data from the Phase 2 trial will be predictive of favorable results in our ongoing Phase 3 trial.

If we experience delays or difficulties in the enrollment of patients in our pivotal clinical trials of odevixibat in patients with biliary atresia and Alagille syndrome, our receipt of marketing approval for odevixibat in those indications could be delayed or prevented.

Recruiting patients for orphan pediatric liver diseases is challenging. We have previously experienced enrollment delays in our clinical trials of odevixibat. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates, we may not be able to initiate or continue the clinical trials. In particular, if we experience enrollment delays in our pivotal trials  of odevixibat in patients with biliary atresia and Alagille syndrome, our cash resources may not be sufficient to enable us to fund the trial to completion, which could cause our value to decline and limit our ability to obtain additional financing.

Potential clinical trial participants may not be adequately diagnosed or identified with the diseases that we are targeting and may not meet the inclusion criteria for our trials.  Biliary atresia, Alagille syndrome and other pediatric cholestatic liver diseases or disorders for which we may develop odevixibat  are rare diseases or disorders with a limited patient populations, which could result in slow enrollment of clinical trial participants. Further, there are only a limited number of specialist physicians that treat these diseases and disorders, and major clinical centers that treat these diseases and disorders are concentrated in a few geographic regions.

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

Our inability to enroll a sufficient number of patients in our planned clinical trials of odevixibat, or any of our other product candidates, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in PFIC is smaller than we anticipate, or if odevixibat receives approval to treat only a specific subpopulation of patients with PFIC or only a specific symptom of PFIC such as pruritus, our future revenue from odevixibat may be adversely affected and our business may suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing odevixibat initially as a treatment for patients with PFIC and potentially also as a treatment for patients with other pediatric cholestatic liver diseases and disorders. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the addressable PFIC patient population for odevixibat is only a subset of the overall patient population, specifically patients who have not yet received partial external biliary diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. We are not aware of any available patient registries for PFIC, and we rely on various estimates and assumptions to estimate the addressable PFIC population. In addition, there are different subtypes of PFIC and the beneficial effects of odevixibat may vary among patients with different subtypes or among children of different ages. Our Phase 3 clinical trial is enrolling patients with PFIC, type 1 or 2, but not PFIC, type 3. Based on FDA feedback, odevixibat may ultimately receive regulatory approval, if at all, as a treatment for only the PFIC subtypes studied. It is also possible that odevixibat may ultimately receive regulatory approval, if at all, as a treatment for children with PFIC of some ages but not others. Moreover, we are using change in pruritus as the primary endpoint of our Phase 3 trial for purposes of FDA evaluation. The FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. If the commercial opportunity in PFIC is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect, because odevixibat receives marketing approval, if at all, as a treatment for some but not all PFIC subtypes, for children of some ages but not others, for pruritus associated with PFIC but not PFIC itself or for any other reason, our future revenue from odevixibat may be adversely affected and our business may suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with PFIC and any other rare cholestatic liver diseases and disorders that we may target in the future. Our projections of the number of people who have PFIC or our other potential target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with odevixibat, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for odevixibat. The effort to identify patients with PFIC or our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for odevixibat may be limited or may not be amenable to treatment with odevixibat, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for odevixibat, we may never achieve profitability because the potential target patient population for odevixibat is small.

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

Odevixibat is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug in the United States or Europe that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop odevixibat. Shire plc, or Shire, reported that, SHP625, now known as maralixibat, which it licensed to and is now being developed by Mirum Pharmaceuticals, and has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of odevixibat for the treatment of patients with PFIC or any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

If serious or unacceptable side effects are identified during the development of odevixibat, elobixibat or A3384 or any other product candidate, we may need to abandon or limit our development of that product candidate.

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

For example, the investigator for the investigator-initiated Phase 2 clinical trial of odevixibat in PBC determined to conclude the trial prior to its intended completion, citing gastrointestinal side effects. If the GI side effects cited by the investigator in the PBC trial are predictive of an inadequate tolerability profile of odevixibat, the overall commercial opportunity for odevixibat may be lower than we expect. Even if we receive regulatory approval for odevixibat, if the approved dose of odevixibat is not well tolerated, odevixibat may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.

Even if odevixibat, elobixibat or A3384 or any potential future product candidate of ours receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If odevixibat, elobixibat, A3384 or any potential future product candidate of ours receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments or competitive products;
•	the prevalence and severity of any side effects;
•

whether physicians will be willing to prescribe odevixibat to patients with PFIC notwithstanding that the primary endpoint in our Phase 3 clinical trial of odevixibat in patients with PFIC is change in pruritus (FDA)

or serum bile acid responder rate (EMA), as opposed to a direct measure of reducing or eliminating progressive liver disease;
•	the ability to offer our product candidates for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try and adhere to new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the adequacy of supply of our product candidates;
•	the availability of third-party coverage and adequate reimbursement;
•	the timing of any such marketing approval in relation to other product approvals;
•	support from patient advocacy groups; and
•	any restrictions on concomitant use of other medications.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of odevixibat, elobixibat or A3384 or any potential future product candidate of ours that receives marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell odevixibat or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

We do not have a sales or marketing infrastructure and have limited experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If we receive marketing approval in the United States or Europe for odevixibat to treat PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to commercialize odevixibat in the approved indication(s) in the applicable region with our own focused, specialized sales force. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize odevixibat. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as A3384, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates odevixibat and elobixibat, act via IBAT inhibition. Shire plc’s SHP625, also known as maralixibat, and formerly known as LUM001 from Lumena Pharmaceuticals, was studied in Phase 2 clinical trials in PFIC and ALGS . In June 2016, Shire announced that the FDA  granted breakthrough therapy designation for SHP625 for PFIC, type 2. Shire’s SHP626, also known as volixibat, was in Phase 2 development as a treatment for NASH. In November 2018, Shire announced that it licensed exclusive global rights to maralixibat and volixibat to Mirum Pharmaceuticals, Inc.  Mirum became a public company in July 2019, and  also initiated a Phase 3 trial with maralixibat in PFIC in July 2019. In December 2019, Mirum announced it plans to seek FDA approval for maralixibat for the treatment of pruritis associated with ALGS based on the Phase 2 ICONIC trial, with a rolling submission to begin in the third quarter of 2020 and to be completed in the first quarter of 2021. The FDA granted Rare Pediatric Disease and Breakthrough Therapy designations to maralixibat for the treatment of ALGS.

If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

•

For PFIC and many other cholestatic liver diseases, there are currently no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, Mirum has initiated a Phase 3 clinical trial with maralixibat  in PFIC, and plans to seek FDA approval for maralixibat as a treatment for pruritis associated with ALGS. In addition, Intercept Pharmaceuticals’ obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia. GlaxoSmithKline’s linerixibat is at the Phase 2 development stage as a treatment for pruritis associated with ALGS. In July 2019, Genfit SA received orphan designations from the FDA and EMA elafibranor for the treatment of PBC. Genfit has announced plans to advance elafibranor into a Phase 3 program for PBC in 2020. Gilead Sciences, Inc.’s FXR agonist, cilofexor, is in Phase 2 development for PBC, and Phase 3 development for PSC.

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

•

For NASH, there are currently no approved drug treatments. There are several marketed therapeutics that are currently used off-label for the treatment of NASH, such as vitamin E (an antioxidant), insulin sensitizers (e.g., metformin), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and UDCA, but none has been clearly shown in clinical trials to demonstrate a significant reversal in liver fibrosis. Product candidates in Phase 3 clinical development in NASH include Genfit’s  elafibranor and Allergan ’s cenicriviroc.  In November 2019, the FDA accepted Intercept’s NDA for obeticholic acid for the treatment of fibrosis due to NASH, and granted priority review. In December 2019, Intercept announced it submitted a marketing authorization application to the EMA for obeticholic acid for the treatment of fibrosis due to NASH, and that the FDA tentatively scheduled the advisory committee meeting for Intercept’s NDA for April 22, 2020. In March 2019, Madrigal initiated a Phase 3 clinical trial in NASH with resmetirom, and initiated a second Phase 3 trial with resmetirom in NAFLD and NASH in December 2019.

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

•

Plecanatide, marketed as Trulance by Bausch Health Companies, Inc. is approved in the United States to treat CIC and IBS-C. Ardelyx, Inc.’s product, IBSRELA (tenapanor) was approved by the FDA for the treatment of IBS-C in September 2019.

Even if we are able to commercialize odevixibat, elobixibat, A3384 or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize odevixibat, elobixibat, A3384 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for odevixibat, elobixibat, A3384 or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for odevixibat may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We have separate liability insurance policies that cover each of our clinical trials, as well as a global product/clinical trial policy. These policies provide coverage in varying amounts, with the global policy having a per occurrence and aggregate limit of $10 million. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, odevixibat, elobixibat, A3384 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. Currently, we are focusing our resources predominantly on odevixibat. As a result, we may forego or delay pursuit of opportunities with elobixibat, A3384 or potential future product candidates that later could prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products.

We have historically based our research and development efforts on IBAT inhibitors, including odevixibat and elobixibat, to treat cholestatic liver diseases and CIC and on our proprietary formulations of an established bile acid sequestrant, A3384,as a potential treatment for gastrointestinal diseases or disorders. Notwithstanding our investment to date and anticipated future investment, we have not yet developed, and may never successfully develop, any marketed drugs using these approaches. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

We entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals) for elobixibat in April 2012. In January 2018, the Japanese Ministry of Health, Labour and Welfare, or MHLW, approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation.  EA Pharma co-markets elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida, and co-promotes elobixibat in Japan with Eisai Co., Ltd.

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be accreted using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount.

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the

Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2019, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.13%.

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

If EA Pharma terminates the elobixibat license agreement at any time, for any reason, it would negatively impact both the likelihood that we would receive any future payments under our RIAA with HCR or our license agreement with EA Pharma and the development of elobixibat in EA Pharma’s licensed territory outside of Japan, would materially harm our business and could accelerate our need for additional capital. In particular, we would be required to seek a replacement licensee for Japan under the RIAA.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and any approved products to third parties.

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for odevixibat and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of our product candidates in development. We may in the future be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all.

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

We have licensed rights to develop and commercialize elobixibat for CIC and other gastrointestinal diseases and disorders to EA Pharma in Japan and other select markets in Asia. We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of odevixibat, elobixibat, A3384 or any potential future product candidate of ours for any or all indications and for any or all territories, except for the rights currently subject to EA Pharma’s license with respect to elobixibat.

Our likely counterparties for any licensing, collaboration or similar arrangement include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Except for our agreement with EA Pharma, we are not currently party to any such arrangement for odevixibat, elobixibat or A3384. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of the applicable product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The laws of other countries may not protect our patent rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in such foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally.  For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. For this or other reasons, we may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties onto the market.

Additionally, proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our commercial success depends upon our ability and the ability of our current or potential future licensees or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in depth freedom-to-operate search or analysis for odevixibat, for elobixibat as a treatment for NASH or for A3384. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing odevixibat, elobixibat or A3384. Thus, we do not know with certainty whether odevixibat, elobixibat, A3384 or any other product candidate, or our commercialization of any such product candidate, does not and will not infringe any third party’s intellectual property.

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

Depending upon the timing, duration and specifics of FDA marketing approval of odevixibat, elobixibat, A3384 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for odevixibat is expected to expire in 2022 assuming it withstands any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022, assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for odevixibat and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2039. We also expect that our patent applications for A3384 would expire in 2037 or 2038.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates

A rare pediatric disease designation may not lead to the receipt of a rare pediatric disease priority review voucher, even if odevixibat is approved.

The FDA has awarded rare pediatric disease priority review vouchers, or PRVs, to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. The FDA has granted rare pediatric disease designation for odevixibat for PFIC. The PRV program is now set to expire at the end of September 2020, although a drug that has been designated under the program as of September 30, 2020 may still receive a PRV if it is approved for marketing before October 1, 2022. Therefore, there is no guarantee that we will receive a PRV for odevixibat even if it is approved by the FDA to treat a rare pediatric disease.

If prior to any marketing approval in the European Union of odevixibat to treat PFIC, Mirum’s maralixibat is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, and if odevixibat is deemed to be a similar medicinal product, within the meaning of E.U. law, to maralixibat, we may not be able to obtain marketing approval of odevixibat in the European Union for a significant period of time. In addition, odevixibat may not be entitled to orphan drug exclusivity for odevixibat in the United States or European Union notwithstanding its current orphan designation.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA has granted orphan drug designation to odevixibat, which is an IBAT inhibitor, for the treatment of PFIC, biliary atresia, PBC and ALGS, and the European Commission has designated odevixibat as an orphan medicinal product for the treatment of PFIC, biliary atresia, PBC and ALGS. Mirum’s maralixibat, which has also been reported to be an IBAT inhibitor, has also been granted orphan drug designation by the FDA and as an orphan medicinal product by the European Commission.

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

Maralixibat has been evaluated to date in a greater number of PFIC patients than has odevixibat. If (1) prior to marketing approval, if any, of odevixibat to treat PFIC in the European Union, maralixibat is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, (2) odevixibat is deemed to be a similar medicinal product to maralixibat and (3) we are not able to establish that odevixibat provides a significant benefit to patients compared with maralixibat, we may not be able to obtain marketing approval of odevixibat in the European Union for at least several years.

Moreover, we may not be able to obtain orphan drug exclusivity in the United States or the European Union for odevixibat for PFIC or any other indication, notwithstanding the fact that odevixibat has been designated as an orphan drug in the United States or an orphan medicinal product in the European Union. For example, if a competitive product that is the same drug as odevixibat is shown to be clinically superior, any orphan drug exclusivity that we have obtained in the United States will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval in the United States of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. Moreover, if prior to marketing approval, if any, of odevixibat to treat PFIC in the European Union, maralixibat or any other product is approved in the European Union to treat PFIC, odevixibat may not be entitled to orphan drug exclusivity if we are not able to establish that it provides a significant benefit to patients compared with maralixibat. Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drug products can be approved for the same condition.

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

Our product candidates, including odevixibat, elobixibat and A3384, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Other than the approval of elobixibat received by EA Pharma for the treatment of chronic constipation in Japan, we have not received approval to market odevixibat, elobixibat, A3384 or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that odevixibat, elobixibat, A3384 or any potential future product candidate of ours is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period due to end on December 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

In order to market and sell odevixibat, elobixibat, A3384 or any potential future product candidate of ours in jurisdictions other than the United States or Europe, we or a current or potential future licensee or collaborator must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We or a current or potential future licensee or collaborator may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all.

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

Conditional marketing authorizations in the European Union based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies or trials, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Even if we obtain conditional approval for odevixibat for the treatment of PFIC or any other pediatric cholestatic liver disease or disorder, we may not be able to renew such conditional approval.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. The FDA has granted fast track designation for odevixibat for pruritis associated with PFIC, but there is no assurance that odevixibat will receive marketing approval from the FDA or that approval will be granted within any particular timeframe. We may also seek fast track designation for other current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months from the date of NDA acceptance for filing, rather than the standard review period of ten months from the date of NDA acceptance for filing. We may request priority review for odevixibat or other current or potential future product candidates of ours at the time that the marketing application is submitted. The FDA has broad discretion with respect to whether or not to grant priority review status to an individual marketing application. As a result, even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter.

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidate, including odevixibat, elobixibat or A3384, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals, and third-party payors may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute any product candidate for which we obtain marketing approval.

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

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of odevixibat, elobixibat, A3384 or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates, including odevixibat, elobixibat or A3384, for which we obtain marketing approval. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Risks Related to Our Business Operations,  Employee Matters and Managing Growth

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. As of December 31, 2019, we remediated previously-identified material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting is effective. See Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. There is no assurance, however, that we or our independent registered public accounting firm will not identify additional material weaknesses in the future, which could have a material adverse impact on our business and trading price of our common stock.

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

Our present and potential future international operations may expose us to business, political, operational and financial risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Some of our operations are located outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;
•	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;
•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;

•	certain expenses including, among others, expenses for travel, translation and insurance; and
•

regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 the effective date of the withdrawal agreement with a transition period due to end on December 31, 2020. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the United Kingdom or in the rest of Europe, it may have a material adverse effect on operations and sales.

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

If any of our executive officers or directors, or their affiliates, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 15, 2020, we had outstanding a total of approximately 14.9 million shares of common stock. Of these shares, approximately 14.8 million shares of common stock are freely tradable, without restriction, in the public market as of February 15, 2020.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The share exchange resulted in an ownership change for Biodel and, accordingly, the ability to use the net operating loss carryforwards and certain other tax attributes of Biodel will be limited. Our net operating loss carryforwards may also be subject to limitation as a result of shifts in equity ownership or the completed share exchange. Additional ownership changes, such as our public offerings of common stock completed in May 2017, January 2018, and February 2020 and sales of common stock under our at-the-market program with Cowen, or other transactions in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of these net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

Our portfolio of commercial real estate leases consists of office space for our corporate headquarters in Boston, Massachusetts and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases.

Item 3.LEGAL PROCEEDINGS

On November 18, 2019 we entered into a settlement agreement with Ferring resolving to the parties’ mutual satisfaction a litigation we brought in New York State Supreme Court concerning the License Agreement, dated July 2, 2012, between us and Ferring. The parties have exchanged mutual releases and filed a stipulation voluntarily discontinuing the case with prejudice.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “ALBO”.

Stockholders

As of January 31, 2020, we had 12,755,255 outstanding shares of common stock and no outstanding shares of preferred stock. As of January 31, 2020, there were approximately 24 holders of record of our common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended December 31, 2019.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, odevixibat (formerly known as A4250), is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We are also pursuing the development of odevixibat in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We plan to initiate a pivotal clinical trial of odevixibat in biliary atresia in the first half of 2020 and following a scheduled consultation with the FDA in the first quarter of 2020, we plan to initiate a pivotal trial in ALGS by the end of 2020. Our most advanced product candidate in addition to odevixibat is elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we have initiated a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. We expect topline results from the Phase 2 trial in mid-2020. We are also exploring additional clinical development of our product candidate A3384 based on an evaluation of its patent coverage and our overall portfolio. We have method of use patents for odevixibat with a natural expiry in 2031, but which can run through 2034 with potential patent term extensions. In June 2018, we were granted a patent for a method of using elobixibat to treat NASH in both the U.S. and E.U. We also have a preclinical program in adult liver disease.

Odevixibat — our lead product candidate for PFIC. We completed a Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus, and in May 2018, we enrolled the first patient in our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients ages 6 months to 18 years with PFIC types 1 and 2, with 45 global sites recruiting, which we refer to as PEDFIC 1. PEDFIC 1 is testing two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. In PEDFIC 1, assessment of change in pruritus is the primary endpoint in the U.S. and a key secondary endpoint in the E.U., and sBA responder rate is the primary endpoint in the E.U. and a key secondary endpoint in the U.S. We are using the planned commercial formulation in PEDFIC 1, but any commercial product will include final trade dress. In the first quarter of 2019, we revised our statistical analysis methodology for PEDFIC 1, in line with guidance from the U.S. Food and Drug Administration, or FDA, which resulted in an improvement in the power of the study. We expect topline data from PEDFIC 1 in mid-2020, with a potential approval and commercial launch in the second half of 2021. We also submitted a protocol amendment for PEDFIC 2, our long term, open label extension study, which includes an additional cohort of PFIC patients who are not eligible for PEDFIC 1.  The first sites have been activated and first patients enrolled in the expanded PEDFIC 2 cohort. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat.  In September 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC.

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

Other indications under development for Odevixibat.    We are also pursuing the development of odevixibat in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. The FDA has cleared our investigational new drug application, or IND, for a global pivotal trial in biliary atresia, which we plan to initiate in the first half of 2020, with full site activation planned for the first half of 2021. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. We estimate the prevalence of biliary atresia to be approximately 15,000 to 20,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of biliary atresia with precision. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

In addition, we have been evaluating a pivotal study design for odevixibat in ALGS and following further consultation with the FDA scheduled for the first quarter of 2020, we plan to initiate the trial by the end of 2020. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 3,000 to 5,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of ALGS with precision. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

We continue to evaluate potential clinical development in other indications, including primary sclerosing cholangitis, which refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 6.3 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

Elobixibat as a potential treatment for NASH.   NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the E.U. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We have initiated our Phase 2 clinical trial of elobixibat in NAFLD and NASH, with the first patients enrolled in June 2019.  We expect to have topline results from the Phase 2 trial in mid-2020.

Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $159.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2019, we had approximately $131.8 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees, milestone payments and payment for pharmaceutical ingredient or related procurement services that are made pursuant to license agreements or related supply agreements. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

For the years ended December 31, 2019 and 2018, we recognized into revenue of $9.6 million and $12.7 million, respectively, related to our agreement from EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2019 in this Annual Report on Form 10‑K. We believe that our accounting policies relating to revenue recognition, research and development expenses and accounting for the liability related to sale of future royalties are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10‑K.

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

Monetization of Future Royalties

In December 2017, we entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which we sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. We received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and we are eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, we will again become eligible to receive royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. We are obligated to make royalty interest payments to HCR under the RIAA only to the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although we sold our rights to receive royalties from the sales of elobixibat in Japan, as a result of our ongoing involvement in the cash flows related to these royalties, we will continue to account for these royalties as revenue. We recorded the $44.5 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be accreted using the effective interest rate method, based on our best estimate of the time it will take to reach the capped amount.

Our records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on our best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2019, our estimate of our total interest expense resulted in a quarterly effective interest rate of approximately 4.13%.

We periodically assess the estimated royalty payments to HCR and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within our control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation. To the extent future royalties result in an amount less than the liability, we are not obligated to fund any such shortfall.

Results of Operations

Years Ended December 31, 2019 and December 31, 2018

Result of Operations

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Revenue	$9,636	$12,740	$(3,104)
Operating Expenses
Research and development	45,575	31,732	13,843
General and Administrative	22,963	18,061	4,902
Other operating expense, net	2,210	837	1,373
Total operating expenses	70,748	50,630	20,118
Operating loss	(61,112)	(37,890)	(23,222)
Interest expense, net	(5,296)	(4,838)	(458)
Other non-operating income (expense), net	3,691	(3,363)	7,054
Net loss before income taxes	$(62,717)	$(46,091)	$(16,626)
Income tax	$-	$20	$(20)
Net loss	$(62,717)	$(46,111)	$(16,606)

Revenue

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Revenue	$9,636	$12,740	$(3,104)

Revenue was $9.6 million for the year ended December 31, 2019, compared with revenue of $12.7 million for the year ended December 31, 2018, a decrease of $3.1 million. The decrease in revenue is due to a milestone payment received in 2018 from EA Pharma due to the approval by the Japanese MHLW of the drug application for elobixibat for the treatment of chronic constipation which was offset by higher royalty revenue from EA Pharma for elobixibat in 2019.

Research and development expenses

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Research and development expenses	$45,575	$31,732	$13,843

Research and development expenses were $45.6 million for the year ended December 31, 2019 compared with $31.7 million for the year ended December 31, 2018, an increase of $13.8 million. The higher research and development expenses for 2019 were principally due to an increase of $3.1 million in costs associated with the development of odevixibat, including costs incurred for manufacturing and clinical development activities for our Phase 3 clinical trial in patients with PFIC, an increase of $3.9 million related to the development of elobixibat in a Phase 2 trial in NASH, an increase of $1.4 million in preclinical work primarily associated with NASH, and an increase of $4.4 million in personnel and related expenses as we continue to increase our headcount.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$19,605	$16,533	$3,072
Elobixibat	4,753	836	3,917
A3384	518	770	(252)
Preclinical	4,049	2,605	1,444
Total	$28,925	$20,744	$8,181
Other project costs(1):
Personnel costs	$11,484	$7,106	$4,378
Other costs(2)	5,166	3,882	1,284
Total	$16,650	$10,988	$5,662
Total research and development costs	$45,575	$31,732	$13,843

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
General and administrative expenses	$22,963	$18,061	$4,902

General and administrative expenses were $23.0 million for the year ended December 31, 2019 compared with $18.1 million for the year ended December 31, 2018, an increase of $4.9 million. The increased general and administrative expenses for 2019 were principally attributable to an increase in expenses associated with personnel, stock-based compensation costs and recruitment costs.

Other operating expense, net

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Other operating expense, net	$2,210	$837	$1,373

Other operating expense, net totaled $2.2 million of expense for the year ended December 31, 2019 compared with $0.8 million of expense for the year ended December 31, 2018, a difference of $1.4 million. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Interest expense, net	$(5,296)	$(4,838)	$(458)

Interest expense, net totaled $5.3 million of expense for the year ended December 31, 2019 compared with $4.8 million of expense for the year ended December 31, 2018, a difference of $0.5 million. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan offset by interest income associated with our interest bearing cash and cash equivalents.

.

Other non-operating income (expense), net

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Other non-operating income (expense), net	$3,691	$(3,363)	$7,054

Other non-operating income (expense), net was $3.7 million of income for the year ended December 31, 2019 compared with $3.4 million of expense for the year ended December 31, 2018, a difference of $7.1 million. The difference is primarily related to the proceeds from a legal settlement in 2019 and foreign currency expenses associated with our monetization payment received in 2018.

Income tax

	Year Ended
	December 31,		Change
	2019	2018	$
	In thousands
Income tax	$—	$20	$(20)

Income tax expense was approximately $0.0 million for the year ended December 31, 2018.  There was no income tax for the year ended December 31, 2019.

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

As of December 31, 2019, our cash and cash equivalents were approximately $131.8 million.

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

In January 2018, we completed an underwritten public offering of 2,265,500 shares of our common stock for net proceeds of approximately $69.9 million. Subsequently, in February 2018, we sold 728,862 shares of our common stock for net proceeds of approximately $24.2 million pursuant to an at-the-market offering agreement that we entered into with Cowen in October 2017. This agreement terminated on March 6, 2019.

On March 6, 2019, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Currently, approximately $132.6 million remains available under this registration statement.

On March 6, 2019, we entered into a new sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequently, in May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to this at the market program sales agreement.

In addition, on February 3, 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.2 million.

Cash Flows

Years ended December 31, 2019 and December 31, 2018

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(52,919)	(26,802)
Investing activities	(540)	(47)
Financing activities	23,504	139,182
Total	$(29,955)	112,333
Effect of exchange rate changes on cash and cash equivalents	(2,087)	(1,679)
Net (decrease) increase in cash and cash equivalents	$(32,042)	$110,654

Operating activities

Cash used in operating activities of $52.9 million for the year ended December 31, 2019 was primarily a result of our $62.7 million net loss from operations and a net decrease in assets and liabilities of $10.3 million. The net decrease in operating assets and liabilities for the year ended December 31, 2019 was primarily driven by a decrease in accrued expenses and an increase to prepaid expenses and other current asset, and accounts payable. This decrease was offset by non cash items, including $8.4 million of accretion of liability related to sale of future royalties, $7.6 million of stock-based compensation expense, and $4.0 million of foreign currency adjustments. Cash used in operating activities was $26.8 million for the year ended December 31, 2018. The cash used in operating activities was primarily a result of our $46.1 million net loss from operations offset by non-cash items, including $7.0 million of non cash interest expense on our liability related to royalty monetization, $5.5 million of stock-based compensation expense, and $4.6 million of foreign currency adjustments.

Investing activities

Net cash used in investing activities for the year ended December 31, 2019 was $0.5 million compared to less than $0.1 million provided by investing activities for 2018.  The change was primarily due to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $23.5 million for the year ended December 31, 2019 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $20.8 million and proceeds from exercise of options of $2.7 million. Cash provided by financing activities of $139.2 million for the year ended December 31, 2018 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $94.2 million and royalty monetization of $44.5 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements at least into the second half of 2021, including for our Phase 3 clinical programs for odevixibat in PFIC, biliary atresia and Alagille syndrome, as well as for our Phase 2 clinical program for elobixibat in NASH. However, our operating plans may change as a result of many factors, including those described below and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•	the costs, design, duration and any potential delays of the Phase 3 clinical trial of odevixibat in PFIC, and planned pivotal trials of odevixibat in biliary atresia and in ALGS;
•	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
•	whether and to what extent milestone events are achieved under our license agreement with EA Pharma, our RIAA with HCR or any potential future licensee or collaborator;
•	the outcomes and timing of regulatory reviews, approvals or other actions;
•	our ability to obtain marketing approval for our product candidates;

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

We filed a universal shelf registration statement on Form S‑3 with the SEC, which was declared effective on April 30, 2019 and pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in March 2019. In May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the at-the-market offering program sales agreement. In addition, on February 3, 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.2 million. As of February 15, 2020, approximately $132.6 million of securities remain available for issuance under the shelf registration statement, including up to $28.6 million of our common stock that we may offer and sell, from time to time at our discretion, through Cowen as sales agent under the at-the-market offering program sales agreement. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

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

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Our management previously identified and disclosed material weaknesses in internal control over financial reporting involving the control environment, risk assessment, control activity and monitoring activities of the COSO framework related to: an insufficiently staffed finance organization with the requisite knowledge of U.S. GAAP and SEC reporting or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls.

We have been actively engaged in the implementation of remediation efforts to address the material weaknesses including the design and operation of additional internal controls over financial reporting. The status of the Company’s remediation efforts was periodically reviewed with the Audit Committee during 2019.

During 2019, our management took the following actions to remediate the material weaknesses:

•

increased the staff of our finance organization, which included hiring individuals with experience in U.S. GAAP and SEC reporting and/or skills in and ability to focus on internal control over financial reporting matters

•	revised processes and redesigned financial reporting controls which were implemented and operating for a sufficient period of time as of December 31, 2019
•	enhanced general information technology controls

Changes in Internal Control over Financial Reporting

The remediation of the prior material weaknesses in internal control over financial reporting described above was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Albireo Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Albireo Pharma, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Albireo Pharma, Inc. (the Company) has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020, expressed an unqualified opinion thereon.

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

March 2, 2020

Item 9B.OTHER INFORMATION

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2020 annual meeting of stockholders.

Item 11.EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2020 annual meeting of stockholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2020 annual meeting of stockholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2020 annual meeting of stockholders.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2020 annual meeting of stockholders.

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

Item 15(a)(3)                 Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8‑K (Exhibit 2.1)	7/13/2016	001‑33451

3.1	Restated Certificate of Incorporation, as amended, of the Registrant.		S‑3 (Exhibit 4.1.1)	10/13/2017	333‑220958

3.2	Amended and Restated Bylaws of the Registrant.		S‑8 (Exhibit 4.2)	7/6/2007	333‑144407

4.1	Form of common stock certificate.		10‑K (Exhibit 4.1)	12/22/2016	001‑33451
4.2	Description of the Registrant’s Securities.	X

10.1*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Ronald H.W. Cooper.		10‑K (Exhibit 10.1)	3/6/2019	001‑33451

10.2*	Employment Agreement, dated as of October 4, 2018, by and between the Registrant and Simon N. R. Harford.		10-Q (Exhibit 10.3)	11/8/2018	001‑33451

10.3*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between Albireo AB and Jan P. Mattsson, Ph.D.		10‑K (Exhibit 10.3)	3/6/2019	001‑33451
10.4*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Martha J. Carter.		10‑K (Exhibit 10.4)	3/6/2019	001‑33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.5*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Patrick Horn.		10‑K (Exhibit 10.5)	3/6/2019	001‑33451

10.6*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Jason G. Duncan.		10‑K (Exhibit 10.6)	3/6/2019	001‑33451

10.7*	Employment Agreement, dated as of March 25, 2019, by and between the Registrant and Pamela Stephenson.		10-Q (Exhibit 10.1)	5/9/2019	001‑33451

10.8*	Employment Agreement, dated as of October 31, 2019, by and between the Registrant and Michelle Graham.		10-Q (Exhibit 10.1)	11/6/2019	001‑33451

10.9*	Albireo Pharma, Inc. 2018 Equity Incentive Plan, as amended.		8-K (Exhibit 10.1)	6/18/2019	001‑33451

10.10*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.2)	8/9/2018	001-33451

10.11*	Form of Restricted Stock Unit Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.5)	8/9/2018	001‑33451

10.12*	Albireo Pharma, Inc. 2018 Employee Stock Purchase Plan.		10‑Q (Exhibit 10.3)	8/9/2018	001‑33451

10.13*	Inducement Stock Option Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10‑Q (Exhibit 10.5)	11/8/2018	001‑33451

10.14*	Inducement Restricted Stock Unit Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10‑Q (Exhibit 10.6)	11/8/2018	001‑33451

10.15*	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10‑Q (Exhibit 10.1)	11/14/2017	001‑33451

10.16*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-K (Exhibit 10.11)	3/27/18	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.17*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8‑K (Exhibit 10.9)	11/4/2016	001‑33451

10.18*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10‑K (Exhibit 10.13)	12/22/2016	001‑33451

10.19*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Biodel Transaction.		10‑K (Exhibit 10.14)	12/22/2016	001‑33451

10.20*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001‑33451

10.21*	2010 Incentive Stock Option Agreement.		10‑Q (Exhibit 10.2)	5/7/2010	001‑33451

10.22*	2010 Non Statutory Stock Option Agreement.		10‑Q (Exhibit 10.3)	5/7/2010	001‑33451

10.23*	2010 Restricted Stock Unit Agreement.		10‑Q (Exhibit 10.4)	5/7/2010	001‑33451

10.24*	Amended and Restated 2004 Stock Incentive Plan.		S‑1/A (Exhibit 10.3)	3/27/2007	333‑140504

10.25*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10‑K (Exhibit 10.19)	12/21/2007	001‑33451

10.26*	2005 Non-Employee Directors’ Stock Option Plan.		S‑1/A (Exhibit 10.5)	3/27/2007	333‑140504

10.27*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10‑K (Exhibit 10.20)	12/21/2007	001‑33451
10.28*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8‑K (Exhibit 10.8)	11/4/2016	001‑33451

10.29*	Nonemployee Director Compensation Policy.		10-Q (Exhibit 10.2)	5/9/2019	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.30	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solution, Inc. and Biodel Inc.		8‑K (Exhibit 10.1)	9/9/2016	001‑33451

10.30.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10‑K (Exhibit 10.28.1)	3/27/2017	001‑33451

10.30.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

			10‑K (Exhibit 10.28.2)	3/27/2017	001‑33451

10.30.3**	Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10‑K (Exhibit 10.28.3)	3/27/2017	001‑33451

10.30.4**	Third Amendment to the License Agreement, dated as of December 7, 2017, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.27.4)	3/27/2018	001-33451

10.31**	Royalty Interest Acquisition Agreement, dated as of December 28, 2017, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.		10-K (Exhibit 10.28)	3/27/2018	001-33451

10.32.1	Office Lease Agreement, dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	2/10/2017	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.32.2	Amendment No. 1 to Office Lease Agreement, dated as of March 28, 2019, by and between the Registrant and POSIG Investors, LLC.		10-Q (Exhibit 10.3)	5/9/2019	001-33451

10.33	Sales Agreement, dated as of March 6, 2019, by and between the Registrant and Cowen and Company, LLC.		S-3 (Exhibit 1.2)	3/6/2019	333-230108

21.1	Subsidiaries.	X

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	INS XBRL Instance Document.	X

	SCH XBRL Taxonomy Extension Schema Document.	X

	CAL XBRL Taxonomy Extension Calculation Linkbase Document.	X

	DEF XBRL Taxonomy Extension Definition.	X

	LAB XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE XBRL Taxonomy Presentation Linkbase Document.	X

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

ALBIREO PHARMA, INC.

Date: March 2, 2020	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	March 2, 2020
Ronald H.W. Cooper	(principal executive officer)

/s/ Simon N.R. Harford	Chief Financial Officer and Treasurer	March 2, 2020
Simon N.R. Harford	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	March 2, 2020
David Chiswell, Ph.D.

/s/ Anne Klibanski, M.D.	Director	March 2, 2020
Anne Klibanski, M.D.

/s/ Michael Gutch, Ph.D.	Director	March 2, 2020
Michael Gutch, Ph.D.

/s/ Roger A. Jeffs, Ph.D.	Director	March 2, 2020
Roger A. Jeffs, Ph.D.

/s/ Stephanie S. Okey, M.S.	Director	March 2, 2020
Stephanie S. Okey, M.S.

/s/ Davey S. Scoon	Director	March 2, 2020
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Albireo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Adoption of the New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and related amendments.

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

Boston, Massachusetts

March 2, 2020

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$131,843	$163,885
Prepaid expenses and other current assets	9,956	3,765
Total current assets	141,799	167,650
Property and equipment, net	597	187
Goodwill	17,260	17,260
Other assets	5,413	369
Total assets	$165,069	$185,466
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,785	$4,352
Accrued expenses	13,486	8,165
Other current liabilities	653	308
Total current liabilities	18,924	12,825
Liability related to sale of future royalties	48,714	49,969
Other long-term liabilities	4,270	35
Total liabilities	71,908	62,829
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at December 31, 2019 and December 31, 2018; 12,749,443 and 11,969,928 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	127	120
Additional paid-in capital	245,769	214,694
Accumulated other comprehensive income	6,452	4,293
Accumulated deficit	(159,187)	(96,470)
Total stockholders’ equity	93,161	122,637
Total liabilities and stockholders’ equity	$165,069	$185,466

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$9,636	$12,740
Operating expenses:
Research and development	45,575	31,732
General and administrative	22,963	18,061
Other operating expense, net	2,210	837
Total operating expenses	70,748	50,630
Operating loss	(61,112)	(37,890)
Interest expense, net	(5,296)	(4,838)
Other non-operating income (expense), net	3,691	(3,363)
Net loss before income taxes	(62,717)	(46,091)
Income tax	—	20
Net loss	$(62,717)	$(46,111)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(5.04)	$(3.94)
Weighted-average shares outstanding:
Weighted-average common shares used to compute basic and diluted net loss per common share	12,437,742	11,702,785

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(62,717)	$(46,111)
Other comprehensive income:
Foreign currency translation adjustment	2,159	3,292
Total other comprehensive income	2,159	3,292
Total comprehensive loss	$(60,558)	$(42,819)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2017	8,902,784	$89	$114,522	$1,001	$(50,359)	$65,253
Stock-based compensation expense	—	—	5,546	—	—	5,546
Exercise of options	72,782	1	506	—	—	507
Exercise of warrants	—	—	—	—	—	—
Issuance of common stock, net of costs	2,994,362	30	94,120	—	—	94,150
Other comprehensive income	—	—	—	3,292	—	3,292
Net loss	—	—	—	—	(46,111)	(46,111)
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Stock-based compensation expense	—	—	7,578	—	—	7,578
Exercise of awards	142,148	1	2,728	—	—	2,729
Issuance of common stock, net of costs	637,367	6	20,769	—	—	20,775
Other comprehensive income	—	—	—	2,159	—	2,159
Net loss	—	—	—	—	(62,717)	(62,717)
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(62,717)	$(46,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	8,360	6,975
Depreciation and amortization	127	45
Gain on sale of property and equipment	—	(14)
Stock-based compensation expense	7,578	5,546
Foreign currency adjustments	4,006	4,631
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,331)	(2,104)
Other assets	(360)	403
Accounts payable	577	3,171
Accrued expenses	(4,095)	854
Other current and long-term liabilities	(64)	(198)
Net cash used in operating activities	(52,919)	(26,802)
Cash flows from investing activities:
Purchase of property, plant and equipment	(540)	(61)
Proceeds from sale of property, plant and equipment	—	14
Net cash used in investing activities	(540)	(47)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,775	94,150
Royalty monetization	—	44,525
Proceeds from exercise of options	2,729	507
Net cash provided by financing activities	23,504	139,182
Effect of exchange rate changes on cash and cash equivalents	(2,087)	(1,679)
Net (decrease) increase in cash and cash equivalents	(32,042)	110,654
Cash and cash equivalents—beginning of period	163,885	53,231
Cash and cash equivalents—end of period	$131,843	$163,885
Supplemental disclosures of cash and non-cash activities:
Cash paid for income taxes	$20	$—
Right of use assets and lease obligations recorded upon amended lease agreements	$4,747	—

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product candidate, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. Odevixibat, the Company’s Phase 3 lead product candidate, is in development initially for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

These Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The Company combined prepaid expenses and other assets with Other receivables and reflected this in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows at December 2019 and December 2018, and for the twelve months ended December 2019 and 2018 respectively, with a change in the prior period presentation being made to conform to the current period presentation. There was no change to previously reported net loss or total comprehensive loss in the prior period presented as a result.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company including its direct or indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency).

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating expense, net except for changes related to the liability related to the sale of future royalties which are recorded in Other non-operating (income) expense, net in the Consolidated Statements of Operations.

The results and financial position of the Company that have a functional currency different from the USD are translated as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2019 and 2018;

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, realizability of deferred tax assets and the accretion of interest on the monetization liability. Actual results could materially differ from these estimates.

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

Concentration of revenue

The Company generally does not require collateral or other security in support of accounts receivable.  All revenue and receivables relate to one licensee.

Property and equipment, net

Property and equipment, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Estimated Useful Life
Asset Classification	(in years)
IT Equipment	3-5
Vehicles	5
Leaseholds improvements	Lesser of useful life or lease term
Furniture and fixtures	5-7

Property and equipment purchased for less than $5,000 are expensed immediately.  Costs for repairs and maintenance are expensed as incurred.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other operating (income) expense, net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset. There were no impairments recorded for the years ended December 31, 2019 and 2018.

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

In 2012, the Company entered into a license agreement (the Agreement) with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.) to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. In conjunction with the Agreement, the Company granted EA Pharma an exclusive license to its intellectual property for development and commercialization activities in the designated field and territories. The Company has completed all of its performance obligations.

As of December 31, 2019, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.8 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

In January 2018, the Japanese Ministry of Health Labour and Welfare (MHLW) approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation, for which the Company received a milestone payment of $11.2 million. Based on the regulatory approval, the Company determined that the milestone was no longer at risk of significant reversal. As such, because the single performance obligation had previously been satisfied, the Company recognized this amount in full in the first quarter of 2018 and there was no deferred revenue or contract asset as of December 31, 2018. During the year ended December 31, 2019, the Company received a $4.5 million sales based milestone from EA Pharma. As the single performance obligation has been satisfied, the Company recognized this full amount in 2019. The Company recognizes the royalty revenue based on the estimated qualifying sales by EA Pharma each period. For the years ended December 31, 2019 and 2018, the Company recognized $5.1 million and $1.5 million, of royalty revenue, respectively.

Monetization of Future Royalties

In December 2017, the Company executed the RIAA with HCR pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA and the Company is eligible to receive an additional $15.0 million under the RIAA if a specified sales milestone is achieved for elobixibat in Japan. If the cap amount is reached, the Company will again become eligible to retain royalties from Japanese sales and sales milestones from covered territories for elobixibat from EA Pharma under the Agreement. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recorded the $44.5 million received as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be accreted using the effective interest rate method, based on the Company’s best estimate of the time it will take to reach the capped amount. The following table shows the activity within the liability account for the year ended December 31, 2019:

December 31, 2019
(in thousands)
Liability related to sale of future royalties—beginning balance	$50,546
Foreign currency translation gain	(45)
Accretion of interest expense on liability related to royalty monetization	8,360
Repayment of the liability	(3,717)
Liability related to sale of future royalties—ending balance	$55,144
Less current portion classified within accrued expenses	(6,430)
Net ending liability related to sale of future royalties	$48,714

The Company records estimated royalties due for the current period in accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2019, the Company’s estimate of its total interest expense resulted in a quarterly effective interest rate of approximately 4.13%.

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

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values whether granted to employees or non-employees.

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the years ended December 31, 2019 and December 31, 2018, due to the lack of historical and implied volatility data of the Company’s common stock and equivalents, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded.  The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

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

The Company paid $0.4 million and $0.4 million to the plans for the years ended December 31, 2019 and 2018, respectively.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $0.2 million and $0.2 million to the plan for the years ended December 31, 2019 and 2018, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2019 and 2018.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

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

The Company conducts an impairment assessment on October 1 each year taking a qualitative evaluation approach to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill may not be recoverable. If it is more likely than not that an impairment exists, the Company performs a quantitative test which compares the fair value to the net carrying value, and records an impairment of goodwill to the extent that the net carrying value exceeds the fair value. During the fourth quarter of 2019 and 2018, we completed our annual impairment assessment and concluded that goodwill was not impaired in any of those years.

Recently adopted accounting pronouncements

As of January 1, 2019, the Company adopted ASU 2016‑02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company has applied the transition provisions at the beginning of the period of adoption, which results in recording the cumulative adjustment to the opening balance sheet as of January 1, 2019.  Under this transition provision, the Company will continue to apply the legacy guidance under ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in fiscal 2019. On the date of the adoption, the Company recorded a ROU asset of $1.2 million and lease liabilities of $1.2 million. Additionally, the Company elected the following practical expedients: the Company has elected to not separate lease components from non-lease components in its lease contract; the Company will not apply the recognition requirements of ASC 842 to its leases with lease terms of 12 months or less but rather recognize the lease expense on a straight-line basis over the lease term; Relief package – the Company has not reassessed whether expired or existing contracts may contain a lease, the lease classification of expired or existing leases and whether previously capitalized indirect costs would qualify for capitalization under ASC 842; Use of hindsight – the Company has elected to use hindsight in assessing the likelihood of renewals, terminations and purchase options and in assessing impairment of ROU assets; and Portfolio approach – the Company has elected to not apply the portfolio approach for groups of leases with similar characteristics.

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

3. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018
IT Equipment	$306	$89
Vehicles	81	84
Leasehold Improvements	58	49
Furniture and Fixtures	378	168
Total property and equipment, gross	823	390
Less: Accumulated depreciation	(226)	(203)
Total property and equipment, net	$597	$187

Depreciation expense for the years ended December 31, 2019 and 2018 was $0.1 million and less than $0.1 million, respectively.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018
Accrued payroll and benefits	$2,990	$2,944
Accrued professional fees	359	131
Accrued development costs	2,887	3,257
Accrued liability related to monetization of future royalties	6,430	577
Accrued other	820	1,256
Total accrued expenses	$13,486	$8,165

5. Commitments and contingencies

Operating lease commitments

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases. These leases include renewal rights and, as for the corporate headquarters lease, escalating payments. On March 28, 2019, the Company entered into an amendment to the Boston, Massachusetts lease to (i) replace the Company’s prior office space with a new office space that is being leased from the same landlord and (ii) extend the term of the lease through October 31, 2026. The new leased space contains monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the lease with the Company obligated to make approximately $6.6 million of aggregate lease payments over the term of the lease, or approximately $900,000 annually.

The Company’s lease in Göteborg, Sweden includes the rental of office space. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.  This lease renews automatically for consecutive three year terms unless notice of non-renewal is given by either party at least nine months prior to the end of the current term of February 2022.

As of December 31, 2019 the net balance of ROU assets totaled $4.7 million and were classified within other non-current assets.  The current and long-term balances of lease liabilities at December 31, 2019 were $0.6 million and $4.2 million, respectively, and were classified within other liabilities, and long-term liabilities, respectively.  Operating lease expense under ASC 842 was $0.7 million for the year ended December 31, 2019.  There were no short-term lease or variable lease costs incurred for the year ended December 31, 2019.  As of December 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 6.63 years. As of December 31, 2019, the weighted- average discount rate was 9.95%. Rent expense recognized under legacy GAAP for the Company’s operating leases was $0.4 million for the year ended December 31, 2018.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at December 31, 2019:

Total Minimum Lease Payments
(in thousands)
2020	1,009
2021	1,013
2022	906
2023	921
2024 and beyond	2,690
Total minimum lease payments	$6,539
Less imputed interest	(1,792)
Total lease liability	$4,747

Reported as:
Other current liabilities	$561
Other long-term liabilities	4,186
Total lease liabilities	$4,747

As of December 31, 2019, future minimum commitments under facility operating leases were $4.7 million.

Agreements with CROs

As of December 31, 2019, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, may be required to make future payments of up to $20.3 million upon the completion of contracted work.

Legal Contingency

On November 18, 2019 we entered into a settlement agreement with Ferring resolving to the parties’ mutual satisfaction a litigation we brought in New York State Supreme Court concerning the License Agreement, dated July 2, 2012, between us and Ferring. The parties have exchanged mutual releases and filed a stipulation voluntarily discontinuing the case with prejudice. Albireo received net proceeds of $3.7 million included in other non-operating income (expense), net in the consolidated statements of operations.

6. Goodwill

There was no change in goodwill during 2018 or 2019.

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

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Year Ended
	December 31,
	2019	2018
Basic and Diluted EPS:
Numerator
Net loss	$(62,717)	$(46,111)
Denominator
Weighted average number of shares outstanding	12,437,742	11,702,785
Basic and Diluted EPS	$(5.04)	$(3.94)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2019	2018
Options to purchase common stock and RSUs	1,833,920	696,710

8. Income taxes

Effects of the Tax Cuts and Job Act

The Company has had an overall net operating loss position since its inception.

For the years ended December 31, 2019 and 2018, the components of loss before income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
U.S.	$(29,337)	$(13,951)
Foreign	(33,380)	(32,140)
Total	$(62,717)	$(46,091)

The components of income tax (benefit) for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Current tax expense:
Federal	$—	$—
State	—	21
Foreign	—	(1)
Total	$—	$20
Deferred tax benefit:
Federal	$—	$—
State	—	—
Foreign	—	—
Total	$—	$—
Total provision for income taxes	$—	$20

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended
	December 31,
	2019	2018
U.S. statutory income tax rate	21%	21%
Stock compensation	(1)	(2)
U.S. taxation of foreign earnings	—	(10)
State taxes, net of federal tax effect	3	2
Change in valuation allowance	(20)	(13)
Change in deferred tax rate	(2)	—
Foreign tax rate differences	—	1
Other items	(1)	1
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Tax loss carryforwards	$35,120	$26,280
Research and development credits	130	200
Accrued expenses	530	520
Stock compensation	2,090	1,400
Interest carryforwards	1,910	100
Other	1,410	50
Total gross deferred tax assets	41,190	28,550
Valuation allowance	(39,910)	(28,520)
Total deferred tax assets	$1,280	$30
Deferred tax liabilities:
Intangible assets	$(30)	$(30)
Right of use asset	(1,250)	—
Total deferred tax liabilities	(1,280)	(30)
Net deferred tax assets	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has recorded a valuation allowance of $39.9 million and $28.5 million at December 31, 2019 and 2018, respectively. The Company recorded an expense of $12.6 million and $5.6 million for the change in valuation allowance for the year ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, deferred tax assets related to net operating loss (NOL) carryforwards were $35.1 million, which may be used subject to certain limitations to offset future taxable income, if any. The NOL includes approximately $0.8 million for U.S. federal tax purposes that are subject to expire in 2037 and approximately $23.2 million of federal net operating losses which have no expiration date and can be carried forward indefinitely. The Company has state NOLs of approximately $174.1 million which may be available to offset future income tax liabilities and that expire at various dates through 2038. Additional NOLs of approximately $95.3 million were generated in various non-U.S. jurisdictions and will not expire. A valuation allowance has been established on the NOL carryforwards as it is uncertain as to whether future taxable income will be generated to utilize such NOLs.

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

Uncertain tax positions

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740‑10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2019 and 2018, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest or penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Massachusetts, as well as the United Kingdom and Sweden. The Company’s tax returns may be examined for certain tax jurisdictions back to December 31, 2016.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

9. Stockholders’ equity

Preferred Stock

As of December 31, 2019, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Financing

January 2018 Underwritten Public Offering

On January 29, 2018, the Company completed an underwritten public offering of 2,265,500 shares of its common stock, at a price to the public of $33.00 per share. The Company received net proceeds from this offering of $69.9 million, after deducting underwriting discounts, commission and offering expenses.

2019 Sales Agreement

On March 6, 2019, the Company entered into a new sales agreement, which the Company refers to as the 2019 Sales Agreement, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. Subsequently, in May 2019, the Company sold 637,367 shares of its common stock for net proceeds of approximately $20.8 million pursuant to the 2019 Sales Agreement.

10. Stock-based Compensation

The Company recognized stock-based compensation expense in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
General and administrative	$4,600	$3,735
Research and development	2,978	1,811
Total stock-based compensation	$7,578	$5,546

A summary of the outstanding stock options as of December 31, 2019 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2018	1,369,504	$22.34	8.06	$8,421
Granted	644,361	$24.08
Expirations/forfeitures	(113,151)	$34.82
Exercises	(132,544)	$19.34
Outstanding—December 31, 2019	1,768,170	$22.40	7.87	$11,163
Exercisable—December 31, 2019	718,492	$17.86	6.46	$8,344
Vested or expected to vest at—December 31, 2019	1,748,748	$22.64	7.88	$10,688

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

Options to purchase 19,422 shares of common stock are performance based and vest upon the date the Company files a drug approval application for odevixibat for any orphan indication, if such filing occurs prior to a specified date. This unvested performance-based option is excluded from the vested or expected to vest balance as of December 31, 2019.

As of December 31, 2019, the total unrecognized compensation expense related to unvested options was $16.5 million, which the Company expects to recognize over a weighted average vesting period of 2.7 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of share option awards was estimated with the following assumptions:

	As of December 31,			As of December 31,
	2019			2018
Price per share of common stock	$16.92	-	37.86	$26.27	-	33.61
Expected term (in years)	5.6	-	6.1	5.5	-	6.0
Risk-free interest rate	1.37	-	2.6%	2.6	-	3.1%
Expected volatility	81.04	-	144.9%	84.4	-	89.9%
Dividend rate	0%			0%

Restricted Stock Units

Each RSU award represents one share of common stock and each award vests 25% on the first anniversary and in equal quarterly installments thereafter.  The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed on a straight lined basis over the length of the award.

A summary of outstanding RSU as of December 31, 2019 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested and outstanding balance at December 31, 2018	5,000	$27.98
Changes during the period:
Granted	67,000	24.44
Expirations/forfeitures	(5,000)	24.04
Vested	(1,250)	27.98
Non-vested and outstanding RSU balance at December 31, 2019	65,750	$24.67

Employee Stock Purchase Plan

In June of 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the Plan) that allows eligible employees to purchase shares of its common stock at a discount through payroll deductions.  The Plan was subsequently approved by shareholders, with 300,000 shares being available to be issued under the Plan.

The Plan terms state implementation will be by a series of six-month offering periods, with a new offering period commencing on June 1 and December 1 of each year or the first business day thereafter. The initial Offering Period under the Plan began on December 1, 2018 and will close on May 31, 2019.  During the year ended December 31, 2019, 8,354 shares were purchased under the Plan. The Plan is intended to qualify under the Internal Revenue Code of 1986, Section 423.

11. Subsequent events

On February 3, 2020, the Company completed an underwritten public offering of 2,190,750 shares of its common stock under the Company’s universal shelf registration statement for net proceeds of approximately $43.2 million.