Form 10-Q
period 2020-03-31
ALBIREO PHARMA, INC.
filed 2020-05-07
CIK 1322505

Stock

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 14,979,540 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of odevixibat (formerly known as A4250), elobixibat, A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including our Phase 2 trial of elobixibat in patients with non-alcoholic fatty liver disease, or NAFLD, and non-alcoholic steatohepatitis, or NASH; PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with progressive familial intrahepatic cholestasis, or PFIC; or BOLD, our pivotal clinical trial of odevixibat in patients with biliary atresia) for submission or approval of any regulatory filing, or for meeting with regulatory authorities;

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

•	the potential impacts of the COVID-19 pandemic on our business;
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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•

the design, size, duration and endpoints for, and results from, PEDFIC 1, our Phase 3 clinical trial of odevixibat in patients with PFIC or our related extension study, or any other trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC, biliary atresia or any other pediatric cholestatic liver disease, for elobixibat to treat NASH, or for A3384 as a potential treatment for gastrointestinal diseases or disorders;
•

whether favorable findings from clinical trials of  odevixibat to date, including findings in indications other than PFIC, will be predictive of results from future clinical trials, including the trials comprising our Phase 3 PFIC program for odevixibat, pivotal trial of odevixibat in biliary atresia and planned pivotal trial of odevixibat in Alagille syndrome, or ALGS; whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of the double blind Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of odevixibat in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;

•	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
•	the timing for initiation or completion of, or for availability of data from, the trials comprising the Phase 3 PFIC program for odevixibat, and the outcomes of such trials;
•	delays or other challenges in the recruitment of patients for the pivotal trial of odevixibat in biliary atresia and the planned pivotal trial of odevixibat in ALGS;
•

whether odevixibat will meet the criteria to receive a rare pediatric disease priority review voucher from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for odevixibat, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2020;

•

the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$150,515	$131,843
Prepaid expenses and other current assets	7,818	9,956
Total current assets	158,333	141,799
Property and equipment, net	554	597
Goodwill	17,260	17,260
Other assets	5,962	5,413
Total assets	$182,109	$165,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,788	$4,785
Accrued expenses	7,561	13,486
Other current liabilities	798	653
Total current liabilities	15,147	18,924
Liability related to sale of future royalties	49,407	48,714
Other long-term liabilities	4,121	4,270
Total liabilities	68,675	71,908
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at March 31, 2020 and December 31, 2019; 14,977,855 and 12,749,443 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	149	127
Additional paid-in capital	291,221	245,769
Accumulated other comprehensive income	12,739	6,452
Accumulated deficit	(190,675)	(159,187)
Total stockholders’ equity	113,434	93,161
Total liabilities and stockholders’ equity	$182,109	$165,069

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,549	$570
Operating expenses:
Research and development	16,130	8,329
General and administrative	8,153	5,293
Other operating expense, net	6,816	2,296
Total operating expenses	31,099	15,918
Operating loss	(29,550)	(15,348)
Interest expense, net	(1,938)	(1,309)
Net loss	$(31,488)	$(16,657)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(2.23)	$(1.39)
Weighted-average shares outstanding:
Weighted-average common shares used to compute basic and diluted net loss per common share	14,132,217	12,001,125

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(31,488)	$(16,657)
Other comprehensive income:
Foreign currency translation adjustment	6,287	2,298
Total other comprehensive income	6,287	2,298
Total comprehensive loss	$(25,201)	$(14,359)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161
Share based compensation expense	—	—	2,381	—		2,381
Exercise of options	37,662	—	94	—	—	94
Issuance of common stock, net of costs	2,190,750	22	42,977	—	—	42,999
Other comprehensive income	—	—	—	6,287	—	6,287
Net loss	—	—	—	—	(31,488)	(31,488)
Balance--March 31, 2020	14,977,855	$149	$291,221	$12,739	$(190,675)	$113,434

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Share based compensation expense	—	—	1,823	—	—	1,823
Exercise of options	68,908	—	1,290	—	—	1,290
Other comprehensive income	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	(16,657)	(16,657)
Balance--March 31, 2019	12,038,836	$120	$217,807	$6,591	$(113,127)	$111,391

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,488)	$(16,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	2,040	2,005
Depreciation and amortization	39	11
Stock-based compensation expense	2,381	1,823
Foreign currency adjustments	6,544	3,441
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,283	(326)
Other assets	135	(440)
Accounts payable	2,233	(1,262)
Accrued expenses	(6,987)	(1,619)
Other current and long-term liabilities	24	(499)
Net cash used in operating activities	(23,796)	(13,523)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	42,999	—
Proceeds from exercise of options	94	1,290
Net cash provided by financing activities	43,093	1,290
Effect of exchange rate changes on cash and cash equivalents	(625)	(1,313)
Net increase (decrease) in cash and cash equivalents	18,672	(13,546)
Cash and cash equivalents—beginning of period	131,843	163,885
Cash and cash equivalents—end of period	$150,515	$150,339
Supplemental disclosures of cash and non-cash activities:
Right of use assets and lease obligations recorded upon amended lease agreements	$—	$1,205
Lease liability	$—	$1,190

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product candidate, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. Odevixibat, the Company’s Phase 3 lead product candidate, is in development for multiple pediatric cholestatic liver diseases, with an ongoing Phase 3 trial for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC), a pivotal trial initiated for the treatment of patients with  biliary atresia, and another pivotal trial for the treatment of patients with Alagille syndrome (ALGS) planned to be initiated by the end of 2020. PFIC, biliary atresia and ALGS are each a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019. The Company combined prepaid expenses and other assets with other receivables in the Condensed Consolidated Statements of Cash Flows. These combinations are reflected at March 31, 2020 and March 31, 2019 respectively, with a change in the prior period presentation being made to conform to the current period presentation. There was no change to previously reported net loss or total comprehensive loss in the prior period presented as a result.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The condensed consolidated financial statements are prepared on a basis consistent with prior periods.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its direct or indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of March 31, 2020 and December 31, 2019;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction.

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

In 2012, the Company entered into a license agreement (the Agreement) with EA Pharma Co., Ltd. (EA Pharma, formerly Ajinomoto Pharmaceuticals Co., Ltd.) to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. In conjunction with the Agreement, the Company granted EA Pharma an exclusive license to its intellectual property for development and commercialization activities in the designated field and territories. The Company has completed all of its performance obligations under the Agreement.

As of March 31, 2020, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.7 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

The Agreement will continue until the last royalty period for any product in the territory, which is defined as the period when there are no remaining patent rights or regulatory exclusivity in place for any products subject to royalties. EA Pharma may terminate the Agreement upon 180 days’ prior written notice to the Company. Either party may terminate the Agreement for the other party’s uncured material breach or insolvency and in certain other circumstances agreed to by the parties.

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

The following table shows the activity within the liability account for the period ended March 31, 2020:

March 31, 2020
(in thousands)
Liability related to sale of future royalties—beginning balance	$55,144
Foreign currency translation loss	43
Accretion of interest expense on liability related to royalty monetization	2,040
Repayment of the liability	(6,271)
Liability related to sale of future royalties—ending balance	$50,956
Less current portion classified within accrued expenses	(1,549)
Net ending liability related to sale of future royalties	$49,407

The Company records estimated royalties due for the current period in accrued other until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above, based on the Company’s best estimate of the time it will take to reach the cap amount and when milestones will be received. The sum of these amounts less the $44.5 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At March 31, 2020, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 16.76%.

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

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” (ASU 2018-15) This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company adopted this guidance in the first quarter of 2020 on a prospective basis and there was no material impact on its consolidated financial statements.

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

3. Commitments and contingencies

Agreements with CROs

As of March 31, 2020, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $46.1 million to CROs upon the completion of contracted work.

4. Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2020	2019
Basic and Diluted EPS:
Numerator
Net loss	$(31,488)	$(16,657)
Denominator
Weighted average number of shares outstanding	14,132,217	12,001,125
Basic and Diluted EPS	$(2.23)	$(1.39)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the three months ended March 31, 2020 and 2019 because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock and RSUs	2,293,790	1,757,728

5. Income taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2020 or 2019. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

6. Financings

2020 Underwritten Public Offering

On February 3, 2020, the Company completed an underwriting public offering of 2,190,750 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds from this offering of approximately $43.0 million, after deducting underwriting discounts, commissions and offering expenses.

7. Stock-based Compensation

The Company granted 518,325 options at a weighted average price of $24.38.

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Employee awards:
Research and development expense	$880	$708
General and administrative expense	1,501	1,115
Total stock-based compensation expense	$2,381	$1,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2019, in Item 1A of Part II of this Quarterly Report on Form 10-Q, or in other filings that we make with the SEC.

Overview

 We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. The initial target indication for our lead product candidate, odevixibat (formerly known as A4250), is progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. We are also pursuing the development of odevixibat in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of odevixibat in biliary atresia in the first half of 2020 and we plan to initiate a pivotal trial in ALGS by the end of 2020. Our most advanced product candidate in addition to odevixibat is elobixibat, which is approved in Japan for the treatment of chronic constipation and for which we have initiated a Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH. We expect topline results from the Phase 2 trial in mid-2020. We are also exploring additional clinical development of our product candidate A3384 based on an evaluation of its patent coverage and our overall portfolio. We also have a preclinical program in adult liver disease.

Odevixibat — our lead product candidate for PFIC. We completed a Phase 2 clinical trial of odevixibat in children with chronic cholestasis and pruritus, and in May 2018, we enrolled the first patient in our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients ages 6 months to 18 years with PFIC types 1 and 2, with 45 global sites recruiting, which we refer to as PEDFIC 1. PEDFIC 1 is testing two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. In PEDFIC 1, assessment of change in pruritus is the primary endpoint in the U.S. and a key secondary endpoint in the E.U., and serum bile acid (sBA)  responder rate is the primary endpoint in the E.U. and a key secondary endpoint in the U.S. We are using the planned commercial formulation in PEDFIC 1, but any commercial product will include final trade dress. In the first quarter of 2019, we revised our statistical analysis methodology for PEDFIC 1, in line with guidance from the U.S. Food and Drug Administration, or FDA, which resulted in an improvement in the power of the study. We have completed enrollment in PEDFIC 1 (62 out of a planned 60 patients), and have collected data from more than three quarters of the patients who have completed the randomized controlled period of the trial. We expect topline data from PEDFIC 1 in mid-2020, with a potential approval and commercial launch in the second half of 2021. We also submitted a protocol amendment for PEDFIC 2, our long term, open label extension study, which includes an additional cohort of PFIC patients who are not eligible for PEDFIC 1.  The first sites have been activated and first patients enrolled in the expanded PEDFIC 2 cohort. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat.  In September 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC.

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

Other indications under development for Odevixibat.    We are also pursuing the development of odevixibat in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. The FDA has cleared our investigational new drug application, or IND, for the BOLD clinical trial, a global pivotal trial in biliary atresia, which we initiated in the first half of 2020 and plan for full site activation in the first half  of 2021.We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

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

In addition, we have been evaluating a pivotal study design for odevixibat in ALGS and we plan to initiate the trial by the end of 2020. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 3,000 to 5,000 patients in the U.S. and E.U., but we are not able to estimate the prevalence of ALGS with precision. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Elobixibat as a potential treatment for NASH. NASH is a common, serious and sometimes fatal chronic liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. Based on multiple epidemiological studies published by third parties in 2014 and 2015, we estimate that NASH affects 2 to 3.5% of adults, representing over 9 million people in the United States and 10 million people in the E.U. There are currently no drugs approved for the treatment of NASH. Lifestyle changes, including modification of diet and exercise to reduce body weight, as well as treatment of concomitant diabetes and dyslipidemia, are commonly accepted as the standard of care for NASH, but have not conclusively been shown to prevent disease progression. Based on findings on parameters relevant to NASH in clinical trials of elobixibat that we previously conducted in patients with chronic constipation and in patients with elevated cholesterol and findings on other parameters relevant to NASH from nonclinical studies that we previously conducted with elobixibat or a different IBAT inhibitor, we believe elobixibat has potential benefit in the treatment of NASH. We have completed enrollment in our Phase 2 clinical trial of elobixibat in NAFLD and NASH. We expect to have topline results from the Phase 2 trial in mid-2020, although it is possible the present crisis could cause some data to be lost to follow-up. In addition, we expect data from a second investigator-initiated study through our partner EA Pharma, which is being conducted in Japan with elobixibat 10mg and in combination with a bile acid sequestrant, later this year or in early 2021, which we expect will add to the overall pool of data for elobixibat in NAFLD/NASH.

Since inception, we have incurred significant operating losses. As of March 31, 2020, we had an accumulated deficit of $190.7 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2020, we had approximately $150.5 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees and milestone payments. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur. For additional information about our revenue recognition, refer to Note 1 to our condensed consolidated financial statements included in this quarterly report.

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

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Result of Operations

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(in thousands)
Revenue	$1,549	$570	$979
Operating Expenses
Research and development	16,130	8,329	7,801
General and Administrative	8,153	5,293	2,860
Other operating expense, net	6,816	2,296	4,520
Total operating expenses	31,099	15,918	15,181
Operating loss	(29,550)	(15,348)	(14,202)
Interest expense, net	(1,938)	(1,309)	(629)
Net loss	$(31,488)	$(16,657)	$(14,831)

Revenue

	Three Months Ended March 31,		Change

	2020	2019	$
	(in thousands)
Revenue	$1,549	$570	$979

There was $1.5 million in revenue for the three months ended March 31, 2020 compared with $0.6 million for the three months ended March 31, 2019, an increase of $0.9 million. The higher revenue is due to the estimated royalty revenue received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Research and development expenses	$16,130	$8,329	$7,801

Research and development expenses were $16.1 million for the three months ended March 31, 2020 compared with $8.3 million for the three months ended March 31, 2019, an increase of $7.8 million. The increased research and development expenses for the 2020 period were principally due to personnel expenses, and program expenses as we continue to increase our headcount, and program activities, respectively.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Direct third-party project costs:
Odevixibat	$8,689	$3,364	$5,325
Elobixibat	868	223	645
A3384	59	74	(15)
Preclinical	1,295	1,003	292
Total	$10,911	$4,664	$6,247
Other project costs(1):
Personnel costs	$3,963	$2,700	$1,263
Other costs(2)	1,256	965	291
Total	$5,219	$3,665	$1,554
Total research and development costs	$16,130	$8,329	$7,801

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
General and administrative expenses	$8,153	$5,293	$2,860

General and administrative expenses were $8.2 million for the three months ended March 31, 2020 compared with $5.3 million for the three months ended March 31, 2019, an increase of $2.9 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity.

Other operating expense, net

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Other operating expense, net	$6,816	$2,296	$4,520

Other operating expense, net totaled $6.8 million for the three months ended March 31, 2020 compared with $2.3 million of other operating expense for the three months ended March 31, 2019. The difference primarily relates to changes in exchange rates in the two periods.

Interest expense, net

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Interest expense, net	$(1,938)	$(1,309)	$(629)

Interest expense, net totaled $1.9 million of expense for the three months ended March 31, 2020 compared with $1.3 million for the three months ended March 31, 2019. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan offset by interest income associated with our interest bearing cash and cash equivalents.

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

Our operations have historically been financed primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings and the HCR royalty monetization transaction. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our product candidates.

As of March 31, 2020, our cash and cash equivalents were approximately $150.5 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Under the terms of the RIAA, we are eligible to receive an additional $15.0 million if a specified sales milestone is achieved for elobixibat in Japan. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. As of March 31, 2020, we have received approximately $49.9 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.7 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the RIAA with HCR, we may in the future also become eligible under the license agreement to receive up to $31.9 million, if specified sales milestones are achieved for elobixibat and stepped royalties at rates beginning in the high single digits on any future elobixibat product sales.

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

On March 6, 2019, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on April 30, 2019, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of March 31, 2020, $132.6 million of securities remained available for issuance under our universal shelf registration statement.

On March 6, 2019, we entered into a new sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequently, in May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the sales agreement.

In addition, on February 3, 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

Cash Flows

Three months ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,796)	(13,523)
Financing activities	43,093	1,290
Total	$19,297	$(12,233)
Effect of exchange rate changes on cash and cash equivalents	(625)	(1,313)
Net increase (decrease) in cash and cash equivalents	18,672	(13,546)

Operating activities

Cash used in operating activities of $23.8 million during the three months ended March 31, 2020 was primarily a result of our $31.5 million net loss from operations and a net decrease in assets and liabilities of $3.3 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2020 was primarily driven by decreases in accrued expenses and prepaid expenses and other current assets, and an increase to accounts payable. This decrease was offset by non cash items, including $6.5 million of foreign currency adjustments, $2.4 million of stock- based compensation expense and $2.0 million of non-cash interest on liability related to sale of future royalties. Cash used in operating activities was $13.5 million during the three months ended March 31, 2019. The cash used in operating activities was primarily a result of our $16.7 million net loss from operations and a net decrease in changes in operating assets and liabilities of $4.1 million. The net decrease in operating assets and liabilities for the three months ended March 31, 2019 was primarily driven by a decrease in accrued expenses and accounts payable, and an increase in other assets and prepaid expenses and other current assets. The decrease was offset by non cash items, including $3.4 million in foreign currency adjustments, $2.0 million in non-cash interest on liability related to sales of future royalties, and $1.8 million in stock-based compensation expense.

Financing activities

Cash provided by financing activities of $43.1 million during the three months ended March 31, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $43.0 million and proceeds from exercise of options of $0.1 million. Cash provided by financing activities of $1.3 million during the three months ended March 31, 2019 was primarily related to proceeds from exercise of options.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements into the second half of 2021, including for our Phase 3 clinical program for odevixibat in PFIC and our pivotal trial of odevixibat in biliary atresia, and to initiate our planned pivotal trial of odevixibat in ALGS. However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

•

the costs, design, duration and any potential delays of the Phase 3 clinical trial of odevixibat in PFIC, the pivotal clinical trial of odevixibat in biliary atresia and planned pivotal trial of odevixibat in ALGS; the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;

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

•	the success of any other business, product or technology that we acquire or in which we invest;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
•	our ability to manufacture any approved products on commercially reasonable terms;
•	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
•	the number and characteristics of product candidates and programs that we pursue;
•	the potential impacts of the COVID-19 pandemic on our business;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
•	our need and ability to hire additional management and scientific and medical personnel;
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

We have an effective universal shelf registration statement on Form S‑3 with the SEC, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in March 2019. In May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the at-the-market offering program sales agreement. In addition, on February 3, 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million. As of March 31, 2020, approximately $132.6 million of securities remain available for issuance under the shelf registration statement, including up to $28.6 million of our common stock that we may offer and sell, from time to time at our discretion, through Cowen as sales agent under the at-the-market offering program sales agreement. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. The sale of additional equity or convertible debt securities may result in significant dilution to our stockholders, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt may provide for operating and financing covenants that would restrict our operations. We may also seek to finance future cash needs through potential future licensing, collaboration or similar arrangements. These arrangements may not be available on acceptable terms or at all, and we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through third-party arrangements that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 2, 2020.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or disruptions in preclinical studies or clinical trials due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•

increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not being willing to travel to clinical trial sites;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, continued reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and the securities of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 5. Other Information

On May 4, 2020, we entered into that certain Second Amendment to Lease (the “Second Amendment”) with NS Boston III PO Owner LLC (the “Landlord”), successor in interest to POSIG Investors LLC, the successor in interest to the SHIGO 10 PO Owner LLC, affecting that certain Office Lease Agreement dated February 7, 2017 (the “Original Lease”), as previously amended by that certain First Amendment to Lease dated March 28, 2019 (the “First Amendment”, and together with the Original Lease and Second Amendment, collectively the “Lease”), pursuant to which approximately 3,490 rentable square feet of space (the “Expansion Space”) was added to our existing Premises under the Lease.  The Expansion Space is in the building located at 10 Post Office Square, Boston, Massachusetts and will expand the Company’s executive offices.

The Term of the Lease with respect to the Expansion Space commences on July 1, 2020 and expires on June 30, 2021. We have the option to extend the Term of the Lease with respect to the Expansion Space so that it is coterminous with our existing premises (i.e., until October 31, 2026) by notice to Landlord given no later than December 31, 2020.

We will be obligated to make monthly Base Rent payments with respect to the Expansion Space in the amount of $18,032 per month commencing on July 1, 2020 and continuing until June 30, 2021. In the event we exercise our option to extend the Term of the Lease with respect to the Expansion Space, after a two-month Base Rent abatement period, we will be obligated to make monthly Base Rent payments in an amount beginning at $18,392 per month and increasing by approximately 2% annually for the remaining Term of the Lease. In addition, we are responsible under the Lease for specified costs and charges pertaining to the Expansion Space, including certain construction management fees and alteration costs, operating expenses, utilities, taxes and insurance.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Nonemployee Director Compensation Policy.	X

10.2	Second amendment to Lease dated as of May 4, 2020, by and between NS Boston III PO Owner LLC and the Registrant.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: May 7, 2020	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer