Form 10-Q
period 2020-09-30
ALBIREO PHARMA, INC.
filed 2020-11-05
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 19,077,247 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of odevixibat (formerly known as A4250), A3384 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including BOLD, our pivotal clinical trial of odevixibat in patients with biliary atresia or our planned pivotal trial of odevixibat in Alagille syndrome, or ALGS) for submission or approval of any regulatory filing, access to the Expanded Access Program (EAP) for odevixibat, or meetings with regulatory authorities;
●	the potential benefits that may be derived from any of our product candidates;
●	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
●	any payment that EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;
●	the potential impacts of the COVID-19 pandemic on our business operations or financial condition;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	the design, size, duration and endpoints for, and results from, our pivotal trial of odevixibat in biliary atresia, our planned pivotal trial of odevixibat in ALGS, or any other our trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC, biliary atresia or any other pediatric cholestatic liver disease or for A3384 as a potential treatment for gastrointestinal diseases or disorders;

●	whether favorable findings from clinical trials of odevixibat to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of odevixibat in biliary atresia and planned pivotal trial of odevixibat in Alagille syndrome, or ALGS;
●	whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of our completed Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of odevixibat in the United States, or U.S., or the European Union, or E.U., to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for initiation or completion of, or for availability of data from, our pivotal trial of odevixibat in biliary atresia or our planned pivotal trial in ALGS for odevixibat, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of odevixibat in biliary atresia and the planned pivotal trial of odevixibat in ALGS;
●	whether odevixibat will meet the criteria to receive a rare pediatric disease priority review voucher from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for odevixibat, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2020;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a potential treatment for PFIC and other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of odevixibat, elobixibat, A3384 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from odevixibat, elobixibat, A3384 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;

●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;
●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	whether we are able to maintain compliance with the terms and conditions of our loan and security agreement with Hercules Capital, Inc.;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$278,691	$131,843
Prepaid expenses and other current assets	8,199	9,956
Total current assets	286,890	141,799
Property and equipment, net	551	597
Goodwill	17,260	17,260
Other assets	6,401	5,413
Total assets	$311,102	$165,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,601	$4,785
Accrued expenses	16,817	13,486
Other current liabilities	810	653
Total current liabilities	21,228	18,924
Liability related to sale of future royalties	64,871	48,714
Note payable, net of discount	9,508	—
Other long-term liabilities	3,735	4,270
Total liabilities	99,342	71,908
Stockholders’ Equity:
Common stock, $0.01 par value per share — 30,000,000 authorized at September 30, 2020 and December 31, 2019; 19,073,498 and 12,749,443 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	190	127
Additional paid-in capital	451,448	245,769
Accumulated other comprehensive income	2,143	6,452
Accumulated deficit	(242,021)	(159,187)
Total stockholders’ equity	211,760	93,161
Total liabilities and stockholders’ equity	$311,102	$165,069

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,131	$1,385	$5,592	$3,205
Operating expenses:
Research and development	22,200	11,996	56,727	31,359
General and administrative	11,663	6,010	28,290	16,788
Other operating (income) expense, net	(4,628)	4,015	(4,556)	6,319
Total operating expenses	29,235	22,021	80,461	54,466
Operating loss	(27,104)	(20,636)	(74,869)	(51,261)
Interest expense, net	(3,639)	(1,274)	(7,965)	(3,934)
Net loss	$(30,743)	$(21,910)	$(82,834)	$(55,195)
Net loss per common share - basic and diluted	$(1.96)	$(1.73)	$(5.54)	$(4.47)
Weighted-average common shares used to compute basic and diluted net loss per common share	15,704,293	12,685,000	14,942,213	12,349,870

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(30,743)	$(21,910)	$(82,834)	$(55,195)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,031)	3,991	(4,309)	6,280
Total other comprehensive (loss) income	(4,031)	3,991	(4,309)	6,280
Total comprehensive loss	$(34,774)	$(17,919)	$(87,143)	$(48,915)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161
Stock-based compensation expense	—	—	2,381	—		2,381
Exercise of options and vesting of RSUs	37,662	—	94	—	—	94
Issuance of common stock, net of costs	2,190,750	22	42,977	—	—	42,999
Other comprehensive income	—	—	—	6,287	—	6,287
Net loss	—	—	—	—	(31,488)	(31,488)
Balance--March 31, 2020	14,977,855	$149	$291,221	$12,739	$(190,675)	$113,434
Stock-based compensation expense	—	—	2,603	—	—	2,603
Exercise of options and vesting of RSUs	11,166	—	138	—	—	138
Issuance of warrants	—	—	113	—	—	113
Other comprehensive loss	—	—	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	(20,603)	(20,603)
Balance--June 30, 2020	14,989,021	$149	$294,075	$6,174	$(211,278)	$89,120
Stock-based compensation expense	—	—	5,089	—	—	5,089
Exercise of options and vesting of RSUs	84,477	1	1,924	—	—	1,925
Issuance of common stock, net of costs	4,000,000	40	150,360	—	—	150,400
Other comprehensive loss	—	—	—	(4,031)	—	(4,031)
Net loss	—	—	—	—	(30,743)	(30,743)
Balance--September 30, 2020	19,073,498	$190	$451,448	$2,143	$(242,021)	$211,760

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Stock-based compensation expense	—	—	1,823	—	—	1,823
Exercise of options and vesting of RSUs	68,908	—	1,290	—	—	1,290
Other comprehensive income	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	(16,657)	(16,657)
Balance--March 31, 2019	12,038,836	$120	$217,807	$6,591	$(113,127)	$111,391
Stock-based compensation expense	—	—	2,049	—	—	2,049
Exercise of options and vesting of RSUs	9,123	—	110	—	—	110
Issuance of common stock, net of costs	637,367	6	20,768	—	—	20,774
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,628)	(16,628)
Balance--June 30, 2019	12,685,326	$126	$240,734	$6,582	$(129,755)	$117,687
Stock-based compensation expense	—	—	1,826	—	—	1,826
Exercise of options	—	—	78	—	—	78
Other comprehensive income	—	—	—	3,991	—	3,991
Net loss	—	—	—	—	(21,910)	(21,910)
Balance--September 30, 2019	12,685,326	$126	$242,638	$10,573	$(151,665)	$101,672

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(82,834)	$(55,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	7,670	6,179
Accretion of note payable discount and amortization of issuance costs	135	—
Depreciation and amortization	119	89
Stock-based compensation expense	10,073	5,698
Foreign currency adjustments	(3,968)	8,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,770	(1,861)
Other assets	425	(238)
Accounts payable	(1,221)	(935)
Accrued expenses	(3,213)	(2,397)
Other current and long-term liabilities	(1,790)	(176)
Net cash used in operating activities	(72,834)	(40,519)
Cash flows from investing activities:
Purchase of property and equipment	(78)	(523)
Net cash used in investing activities	(78)	(523)
Cash flows from financing activities:
Proceeds from issuance of note payable, net of issuance costs	9,521	—
Proceeds from issuance of common stock, net of issuance costs	193,399	20,774
Proceeds from royalty agreement, net of issuance costs	14,750	—
Proceeds from exercise of options and vesting or RSUs	2,156	1,478
Net cash provided by financing activities	219,826	22,252
Effect of exchange rate changes on cash and cash equivalents	(66)	(2,429)
Net increase (decrease) in cash and cash equivalents	146,848	(21,219)
Cash and cash equivalents—beginning of period	131,843	163,885
Cash and cash equivalents—end of period	$278,691	$142,666
Supplemental disclosures of cash and non-cash activities:
Warrants issued with long-term note payable	$113	$—
Deferred issuance costs included in accrued expenses	$34	$—
Purchase of property and equipment in accounts payable	$—	$17
Right of use assets obtained in exchange for operating lease obligation	$—	$4,665

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s clinical pipeline includes a Phase 3 product candidate, a Phase 2 product candidate, and elobixibat, which is approved in Japan for the treatment of chronic constipation. Odevixibat, the Company’s Phase 3 lead product candidate, is in development for multiple pediatric cholestatic liver diseases, with topline results from its Phase 3 trial for the treatment of patients with progressive familial intrahepatic cholestasis (PFIC) announced in September 2020, a pivotal trial initiated for the treatment of patients with biliary atresia, and another pivotal trial for the treatment of patients with Alagille syndrome (ALGS) planned to be initiated by the end of 2020. PFIC, biliary atresia and ALGS are each a rare, life-threatening genetic disorder affecting young children.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2020 and December 31, 2019;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction.

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

As of September 30, 2020, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $5.0 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the nine month period ended September 30, 2020:

September 30, 2020
(in thousands)
Liability related to sale of future royalties—December 31, 2019	$55,144
Proceeds from sale of future royalties, net	14,750
Foreign currency translation loss	(800)
Accretion of interest expense on liability related to royalty monetization	7,670
Repayment of the liability	(9,762)
Liability related to sale of future royalties—September 30, 2020	$67,002
Less current portion classified within accrued expenses	(2,131)
Net ending liability related to sale of future royalties	$64,871

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At September 30, 2020, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 20.4%.

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

3. Commitments and contingencies

Agreements with CROs

As of September 30, 2020, the Company had various agreements with CROs for the conduct of specified research and development activities. Based on the terms of the respective agreements, the Company may be required to make future payments of up to $39.8 million to CROs upon the completion of contracted work.

4. Net loss per share

Basic net loss per share, or Basic EPS, is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share, or Diluted EPS, is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, after giving consideration to the dilutive effect of potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase shares of common stock, restricted stock units and warrants are considered potentially dilutive common shares. The Company has generated a net loss in all periods presented so the Basic EPS and Diluted EPS are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the computation of Basic EPS and Diluted EPS (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted EPS:
Numerator
Net loss	$(30,743)	$(21,910)	$(82,834)	$(55,195)
Denominator
Weighted average number of shares outstanding	15,704,293	12,685,000	14,942,213	12,349,870
Basic and Diluted EPS	$(1.96)	$(1.73)	$(5.54)	$(4.47)

The following outstanding common stock equivalents were excluded from the computation of Diluted EPS for the nine months ended September 30, 2020 and 2019 because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock, RSUs and warrants	2,403,090	1,759,963	2,403,090	1,759,963

5. Income taxes

The Company did not record a tax provision or benefit for the nine months ended September 30, 2020 or 2019. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

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

The Term Loans mature on January 1, 2024, which is extendable to June 1, 2024 upon achievement of Performance Milestone I (the “Maturity Date”).

The Term Loan bears interest at an annual rate equal to the greater of 9.15% and 9.15% plus the prime rate of interest minus 3.25%. Borrowings under the Loan and Security Agreement are repayable in monthly interest-only payments through January 1, 2022 and extendable to (i) July 1, 2022 upon achievement of Performance Milestone I and (ii) July 1, 2023 upon achievement of certain additional performance milestones. After the interest-only payment period, borrowings under the Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 3.0% if the term loan is prepaid during the first six months following the initial closing date, 2.0% of the principal amount outstanding if the prepayment occurs after the first nine months following the Closing Date, but on or prior to 24 months following the Closing Date, and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

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

Through September 30, 2020, the Company borrowed $10.0 million under the Loan Agreement and incurred $1.3 million of debt discount and issuance costs inclusive of facility fees, legal fees, End of Term Charge and fair value of the warrant. The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method.  The effective interest rate of the outstanding debt under the Loan Agreement is approximately 15.3%.

As of September 30, 2020 the carrying value of the note payable consists of the following:

September 30, 2020
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(1,187)
Note payable net of discount, long-term	$9,508

During the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.4 million, respectively of interest expense related to the Loan Agreement. No interest expense was associated with the Loan Agreement for the three and nine months ended September 30, 2019.

Estimated future principal payments due under the Loan Agreement, including the contractual End of Term Charge are as follows as of September 30, 2020:

Note Principal Payments
(in thousands)
Remainder of 2020	$—
2021	—
2022	4,553
2023	4,994
2024	1,148

As of September 30, 2020, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

Warrants

Under the Loan and Security Agreement, the Company agreed to issue to Hercules warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) equal to 1% of the aggregate amount of the Term Loans that are funded, as such amounts are funded. On the Closing Date, the Company issued a Warrant for 5,311 shares of Common Stock. The Warrants will be exercisable for a period of seven years from the date of the issuance of each Warrant at a per-share exercise price equal to $18.83, subject to certain adjustments as specified in the Warrants. In addition, the Company has granted to the holders of the Warrants certain registration rights. Specifically, the Company has agreed to use its commercially reasonable efforts to (i) file registration statements with the U.S. Securities and Exchange Commission within 60 days following the date of the issuance of each Warrant for purposes of registering the shares of Common Stock issuable upon exercise of the Warrants for resale by Hercules, and (ii) cause the registration statement to be declared effective as soon as practicable after filing, and in any event no later than 180 days after the date of the issuance of each Warrant.

The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common stock and met the criteria for classification in stockholders’ equity. The relative fair value of the Warrants related to the first tranche funding was approximately $0.1 million, and was treated as a discount to the Term Loans. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes option-pricing model.

7. Equity Financings

2020 Underwritten Public Offerings

On February 3, 2020, the Company completed an underwritten public offering of 2,190,750 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds from this offering of approximately $43.0 million, after deducting underwriting discounts, commissions and offering expenses.

On September 9, 2020, the Company completed an underwritten public offering of 4,000,000 shares of its common stock. The Company received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and, commissions but before deducting offering expenses.

8. Stock-based Compensation

For the nine months ended September 30, 2020, the Company granted 747,025 options at a weighted average exercise price of $24.78.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Employee awards:
Research and development expense	$2,044	$742	$3,966	$2,242
General and administrative expense	3,045	1,084	6,107	3,456
Total stock-based compensation expense	$5,089	$1,826	$10,073	$5,698

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. We are pursuing the development of our lead product candidate, odevixibat (formerly known as A4250), for patients with progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. In September 2020, we announced topline results from our Phase 3 trial in PFIC, and we intend to complete regulatory submissions in the United States and Europe no later than early 2021, in anticipation of potential regulatory approval, issuance of a rare pediatric disease priority review voucher and commercial launch in the second half of 2021. We are also pursuing the development of odevixibat in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of odevixibat in biliary atresia, the BOLD trial, in the first half of 2020, and continue to enroll patients in the trial. We plan to initiate a pivotal trial in ALGS by the end of 2020. Our most advanced product candidate in addition to odevixibat is elobixibat, which is approved in Japan for the treatment of chronic constipation. In August 2020, we announced topline results from our Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH, and based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH. We are exploring additional clinical development of our product candidate A3384 based on an evaluation of its patent coverage and our overall portfolio. We also have a preclinical program in adult liver disease. Our lead preclinical candidate, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) with a dual mechanism of action. Due to oral bioavailability, A3907 acts on both renal and ileal transporters to increase elimination of bile acids by both fecal and urinary excretion. This dual action approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events associated with the category, such as diarrhea. We expect to complete investigational new drug enabling studies for A3907 this year and plan to advance development in adult liver disease.

Odevixibat — Our Lead Product Candidate for PFIC.

In September 2020, we announced topline results from PEDFIC 1, our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients ages 6 months to 18 years with PFIC types 1 and 2, which was conducted at 45 global sites. PEDFIC 1 tested two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. PEDFIC 1, met its two primary endpoints, demonstrating that odevixibat reduced serum bile acid responses, or sBAs, (p=0.003) and improved pruritus assessments (p=0.004) with a single digit diarrhea rate. In the primary analysis, PEDFIC 1 met the U.S regulatory primary endpoint with the proportion of positive pruritus assessments being 53.5% in the odevixibat arms compared to 28.7% in the placebo arm (p=0.004). As a secondary endpoint, 42.9% of patients in the odevixibat arms had a clinically meaningful improvement in the pruritus score, defined as a drop from baseline of 1.0 point or more on the 0-4 point scale, at week 24 compared to 10.5% in the placebo arm (p=0.018). PEDFIC 1 also met the E.U. regulatory primary endpoint with 33.3% of subjects in the odevixibat arms experiencing either a 70% reduction in sBAs or reaching a level of 70 µmol/L compared to no patients in the placebo arm (p=0.003). As an E.U. regulatory secondary endpoint, mean reduction of bile acids was 114.3 µmol/L in the odevixibat arms compared to an increase of 13.1 µmol/L in the placebo arm (p=0.002). Both doses of odevixibat were statistically significant for each of the U.S. and E.U. primary endpoints. Odevixibat was well tolerated, with an overall adverse event incidence similar to placebo. There were no drug-related serious adverse events, or SAEs, reported during the study. Diarrhea/frequent bowel movements were the most common treatment-related gastrointestinal adverse events, which occurred in 9.5% of odevixibat treated patients vs. 5.0% of placebo patients. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher upon submission of a new drug application for odevixibat. In September 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC. In July 2020, we initiated an Expanded Access Program (EAP) for odevixibat in the United States, Canada, Australia and Europe.

PEDFIC 2, our long term, open label extension study, includes a cohort of patients who completed 24 weeks in PEDFIC 1 or moved into PEDFIC 2 after 12 weeks in PEDFIC 1, as well as an additional cohort of PFIC patients who were not eligible for PEDFIC 1. Patients in PEDFIC 2 receive odevixibat 120 µg/kg once per day over 72 weeks. Primary outcome measures in PEDFIC 2 are change in pruritis as indexed by caregiver reported observed scratching using Albireo’s proprietary PRUCISION instrument, and change in sBAs, in each case from baseline over 72 weeks. Interim data from 69 patients through 24 weeks of treatment in PEDFIC 2 will be presented at the American Association for the Study of Liver Diseases (AASLD) The Liver Meeting being held November 13-16, 2020. The interim results show that the reductions in sBAs and/or pruritus observed in patients receiving odevixibat in PEDFIC 1 was maintained or increased during continued odevixibat treatment in PEDFIC 2. For patients who were treatment naïve to odevixibat (patients who received placebo in PEDFIC 1 or patients who enrolled directly into PEDFIC 2), reductions in sBAs and pruritus were similar to those observed during odevixibat treatment in PEDFIC 1.  Continued treatment with odevixibat in PEDFIC 2 resulted in increased growth rates and catch-up growth in children with PFIC.  Four patients with PFIC type 3 enrolled into PEDFIC 2 and had 12 weeks of data available at the time of the interim data cut; reductions in both sBAs and pruritus were also observed in these patients. No deaths or treatment related serious adverse events had been reported in PEDFIC 2 at the time of the interim data cut as of July 15, 2020. Odevixibat was generally well tolerated; diarrhea was reported in 10.1% of patients, all mild or moderate in severity.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 50,000 to 100,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 8,000 to 10,000 patients in the U.S. and Europe, but we are not able to estimate the prevalence of PFIC with precision. We currently have not modeled other regional opportunities in Asia, the Middle East and Latin America. We are aware there may be higher prevalence of disease in some countries such as Saudi Arabia and Turkey. We hold global rights to odevixibat unencumbered. Our current plan is to commercialize odevixibat ourselves in the United States and Europe, and we have begun the process of identifying potential partners for other regions. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Odevixibat.

We are also pursuing the development of odevixibat in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. The first patients have been enrolled in the trial, and we plan for full site activation in the first half of 2021, subject to any potential impacts of COVID-19 on the enrollment. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 4.5 and 8.5 for every 100,000 live births. We estimate the prevalence of biliary atresia to be approximately 15,000 to 20,000 patients in the U.S. and Europe, but we are not able to estimate the prevalence of biliary atresia with precision. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

In addition, we have agreed with the FDA and European Commission on a single pivotal study design for odevixibat in ALGS, and we plan to initiate the trial by the end of 2020. We expect topline data to be available before the announcement of the topline results from the BOLD clinical trial. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 30,000 to 70,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 3,000 to 5,000 patients in the U.S. and Europe, but we are not able to estimate the prevalence of ALGS with precision There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Since inception, we have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of $242.0 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2020, we had approximately $278.7 million in cash and cash equivalents.

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

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Result of Operations

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Revenue	$2,131	$1,385	$746
Operating Expenses
Research and development	22,200	11,996	10,204
General and administrative	11,663	6,010	5,653
Other operating (income) expense, net	(4,628)	4,015	(8,643)
Total operating expenses	29,235	22,021	7,214
Operating loss	(27,104)	(20,636)	(6,468)
Interest expense, net	(3,639)	(1,274)	(2,365)
Net loss	$(30,743)	$(21,910)	$(8,833)

Revenue

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Revenue	$2,131	$1,385	$746

There was $2.1 million in revenue for the three months ended September 30, 2020 compared with $1.4 million for the three months ended September 30, 2019, an increase of $0.7 million. The higher revenue is due to the estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Research and development expenses	$22,200	$11,996	$10,204

Research and development expenses were $22.2 million for the three months ended September 30, 2020 compared with $12.0 million for the three months ended September 30, 2019, an increase of $10.2 million. The increased research and development expenses for the 2020 period were principally due to personnel expenses as we continue to increase our headcount and program activities. The increase in program activities related to odevixibat for regulatory submissions in PFIC, and additional indications for biliary atresia and Alagille syndrome, as well as preclinical programs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Direct third-party project costs:
Odevixibat	$12,042	$5,754	$6,288
Elobixibat	1,077	1,102	(25)
A3384	—	141	(141)
Preclinical	1,717	689	1,028
Total	$14,836	$7,686	$7,150
Other project costs(1):
Personnel costs	$7,179	$2,944	$4,235
Other costs(2)	185	1,366	(1,181)
Total	$7,364	$4,310	$3,054
Total research and development costs	$22,200	$11,996	$10,204
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
General and administrative expenses	$11,663	$6,010	$5,653

General and administrative expenses were $11.7 million for the three months ended September 30, 2020 compared with $6.0 million for the three months ended September 30, 2019, an increase of $5.7 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity.

Other operating (income) expense, net

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Other operating (income) expense, net	$(4,628)	$4,015	$(8,643)

Other operating income (expense), net totaled $4.6 million of income for the three months ended September 30, 2020 compared with expense of $4.0 million for the three months ended September 30, 2019. The difference primarily relates to changes in exchange rates in the two periods.

Interest expense, net

	Three Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Interest expense, net	$(3,639)	$(1,274)	$(2,365)

Interest expense, net totaled $3.6 million for the three months ended September 30, 2020 compared with $1.3 million for the three months ended September 30, 2019. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan in addition to interest expense associated with our note payable offset by interest income associated with our interest bearing cash and cash equivalents.

Nine months Ended September 30, 2020 and September 30, 2019

Result of Operations

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Revenue	$5,592	$3,205	$2,387
Operating Expenses
Research and development	56,727	31,359	25,368
General and administrative	28,290	16,788	11,502
Other operating (income) expense, net	(4,556)	6,319	(10,875)
Total operating expenses	80,461	54,466	25,995
Operating loss	(74,869)	(51,261)	(23,608)
Interest expense, net	(7,965)	(3,934)	(4,031)
Net loss	$(82,834)	$(55,195)	$(27,639)

Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Revenue	$5,592	$3,205	$2,387

There was $5.6 million in revenue for the nine months ended September 30, 2020 compared with $3.2 million for the nine months ended September 30, 2019, an increase of $2.4 million. The increase in revenue is due to the estimated royalty revenue to be received from EA Pharma for elobixibat for the period.

Research and development expenses

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Research and development expenses	$56,727	$31,359	$25,368

There was $56.7 million in research and development expenses for the nine months ended September 30, 2020 compared with $31.4 million for the nine months ended September 30, 2019, an increase of $25.4 million. The higher research and development expenses for the 2020 period were principally due to personnel expenses as we continue to increase our headcount and program activities. The increase in program activities related to odevixibat for regulatory submissions in PFIC and additional indications for biliary atresia and Alagille syndrome, as well as preclinical programs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Direct third-party project costs:
Odevixibat	$31,735	$13,587	$18,148
Elobixibat	2,834	2,473	361
A3384	93	366	(273)
Preclinical	4,200	3,009	1,191
Total	$38,862	$19,435	$19,427
Other project costs(1):
Personnel costs	$15,774	$8,414	$7,360
Other costs(2)	2,091	3,510	(1,419)
Total	$17,865	$11,924	$5,941
Total research and development costs	$56,727	$31,359	$25,368
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
General and administrative expenses	$28,290	$16,788	$11,502

There was $28.3 million in general and administrative expenses for the nine months ended September 30, 2020 compared with $16.8 million for the nine months ended September 30, 2019, an increase of $11.5 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity.

Other operating (income) expense, net

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Other operating (income) expense, net	$(4,556)	$6,319	$(10,875)

Other operating (income) expense, net totaled $4.6 million of income for the nine months ended September 30, 2020 compared with $6.3 million of expense, for the nine months ended September 30, 2019. The difference resulted primarily from changes in currency exchange rates in the two periods.

Interest expense, net

	Nine Months Ended September 30,		Change
	2020	2019	$

	(in thousands)
Interest expense, net	$(7,965)	$(3,934)	$(4,031)

Interest expense, net totaled $8.0 million for the nine months ended September 30, 2020 compared with $3.9 million for the nine months ended September 30, 2019. The difference was principally attributable to non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan in addition to interest expense associated with our note payable offset by interest income associated with our interest bearing cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

We do not expect to generate significant revenue from product sales unless and until we or a potential future licensee or collaborator obtains marketing approval for, and commercializes, one or more of our current or potential future product candidates (other than elobixibat as a treatment for chronic constipation in Japan), which we do not expect to occur until at least the second half of 2021, if at all. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that we will need substantial additional funding to complete development of and potentially commercialize our product candidates.

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

As of September 30, 2020, our cash and cash equivalents were approximately $278.7 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. As of September 30, 2020, we have received approximately $49.9 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $4.7 million under the amended agreement, if a specified regulatory event is achieved for elobixibat.

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

On May 7, 2020, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of September 30, 2020, $40.0 million of securities remain available for issuance under the shelf registration statement. On May 7, 2020, we also entered into a new sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On June 8, 2020, we entered into a Loan and Security Agreement with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to Borrower in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), and (B) we have the right to request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of September 30, 2020, we borrowed an aggregate principal amount of $10.0 million and an aggregate principal amount of up to $70.0 million remains available for future borrowings.

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

On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses.

Cash Flows

Nine months ended September 30, 2020 and September 30, 2019

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(72,834)	(40,519)
Investing activities	(78)	(523)
Financing activities	219,826	22,252
Total	$146,914	$(18,790)
Effect of exchange rate changes on cash and cash equivalents	(66)	(2,429)
Net increase (decrease) in cash and cash equivalents	146,848	(21,219)

Operating activities

Cash used in operating activities of $72.8 million during the nine months ended September 30, 2020 was primarily a result of our $82.8 million net loss from operations and a net decrease in assets and liabilities of $4.0 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2020 was primarily driven by decreases in accrued expenses, other current and long-term liabilities, prepaid expenses and other current assets, and accounts payable. This decrease was offset by non-cash items, including $10.1 million of stock-based compensation expense, $7.7 million of accretion of liability related to sale of future royalties, and $4.0 million of foreign currency adjustments. Cash used in operating activities of $40.5 million during the nine months ended September 30, 2019 was primarily a result of our $55.2 million net loss from operations and a net decrease in assets and liabilities of $5.6 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2019 was primarily driven by decreases in accounts payable, accrued expenses and an increase to prepaid expenses and other current assets, and other assets. This decrease was offset by non- cash items, including $8.3 million in foreign currency adjustments, $6.2 million of non-cash interest expense on liability related to royalty monetization, and $5.7 million of stock-based compensation expense.

Investing activities

Cash used in investing activities of $0.1 million during the nine months ended September 30, 2020 was primarily related to purchase of property and equipment. Cash used in investing activities of $0.5 million during the nine months ended September 30, 2019 was primarily due to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $219.8 million during the nine months ended September 30, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $193.4 million, proceeds from royalty agreement of $14.8 million, and proceeds from issuance of debt, net of issuance costs of $9.5 million. Cash provided by financing activities of $22.3 million during the nine months ended September 30, 2019 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $20.8 million and proceeds from exercise of stock options of $1.5 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to fully fund the launches of odevixibat and into our revenue generating phase. However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

●	any unfavorable development or delay in our odevixibat program in PFIC, including the planned submission or approval of our odevixibat marketing applications in the United States and Europe for PFIC and the costs and timing of our pre-commercialization preparations;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of odevixibat in biliary atresia and planned pivotal trial of odevixibat in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue;
●	the potential impacts of the COVID-19 pandemic on our business;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

We cannot determine precisely the dates of our planned submissions for approval of odevixibat in PFIC or the dates of potential regulatory approval, or the completion dates and related costs of our development programs due to inherent uncertainties in outcomes of clinical trials and the regulatory approval process. We cannot be certain that we will be able to successfully complete our pre-commercialization activities or research and development programs or establish licensing, collaboration or similar arrangements for our product candidates. Our failure or the failure of any current or potential future licensee to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine,. As of September 30, 2020, $40.0 million of securities remain available for issuance under the shelf registration statement. The sale of additional equity or convertible debt securities may result in significant dilution to our stockholders, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt may provide for operating and financing covenants that would restrict our operations. We may also seek to finance future cash needs through potential future licensing, collaboration or similar arrangements. These arrangements may not be available on acceptable terms or at all, and we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through third-party arrangements that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 2, 2020 as amended and supplemented by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 7, 2020, and the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020, except as noted below.

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

        We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for odevixibat and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of our product candidate in development. We may in the future be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all. In addition, while we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our third party manufacturing agreements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

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

        Manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with volume production, production costs and yields, laboratory testing, quality control, including stability of the product or product candidate, or quality assurance testing, or suffer shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product candidate. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product for commercial sale or product candidates in our clinical trials would be jeopardized.

        In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers' compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved products, entail higher costs or impair our reputation.

        Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

        If the third parties that we engage to manufacture product for our preclinical tests and clinical trials cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Furthermore, any delay or interruption in the supply of commercial quantities of approved product could have a material adverse impact on our revenue from product sales and any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical development programs and, depending upon the period of delay, require us to commence new clinical trials or redo work that has already been done, in either case at significant additional expense to us, or to terminate the clinical trials completely.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of October 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission-critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown recurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.	X

10.2*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.	X

10.3*	Form of Restricted Stock Unit Agreement under the Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 5, 2020	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer