Form 10-K
period 2020-12-31
ALBIREO PHARMA, INC.
filed 2021-02-25
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-33451

Albireo Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Post Office Square, Suite 1000 Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 254-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ALBO	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $394.2 million based on the price at which the common stock was last sold on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 18, 2021, was 19,113,603.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of elobixibat, A3907, A2342 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including BOLD, our pivotal clinical trial of odevixibat in patients with biliary atresia or ASSERT, our pivotal trial of odevixibat in Alagille syndrome, or ALGS), for submission, review or approval of any regulatory filing, access to the Expanded Access Program (EAP) for odevixibat, or for meeting with regulatory authorities;
●	the potential benefits that may be derived from any of our product candidates;
●	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
●	any payment that EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;
●	the potential impacts of the COVID-19 pandemic on our business operations or financial condition;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

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

Actual results, level of activity, performance or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	the design, size, duration and endpoints for, and results from BOLD, our pivotal trial of odevixibat in biliary atresia, and ASSERT, our pivotal trial of odevixibat in ALGS, or any other trials that will be required to obtain marketing approval for odevixibat to treat patients with PFIC, biliary atresia, ALGS or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;
●	whether favorable findings from clinical trials of odevixibat to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of odevixibat in biliary atresia and our pivotal trial of odevixibat in ALGS; whether either or both of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, will determine that the primary endpoint and treatment duration of our completed Phase 3 trial in patients with PFIC are sufficient, even if such primary endpoint is met with statistical significance, to support approval of odevixibat in the United States or the European Union, to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise; and whether either agency will complete their respective reviews within the target timelines, including the FDA’s Prescription Drug User Fee Act goal date of July 20, 2021, as a potential result of the impact of the COVID-19 pandemic or otherwise;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for initiation or completion of, or for availability of data from, our pivotal trial of odevixibat in biliary atresia and our pivotal trial of odevixibat in ALGS, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of odevixibat in biliary atresia and the pivotal trial of odevixibat in ALGS;
●	whether odevixibat will meet the criteria to receive a rare pediatric disease priority review voucher from the FDA when applicable, whether a rare pediatric disease priority review voucher that we may receive in the future for odevixibat, if any, will be valuable to us, and, if necessary, whether the rare pediatric disease priority review voucher program will be renewed beyond 2026;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a potential treatment for PFIC and other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of odevixibat, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from odevixibat, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;

●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;
●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	whether we are able to maintain compliance with the terms and conditions of our loan and security agreement with Hercules Capital, Inc.;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

In addition, any forward-looking statement in this Annual Report on Form 10-K represents our views only as of the filing date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. We are pursuing the development of our lead product candidate, odevixibat (formerly known as A4250), for patients with progressive familial intrahepatic cholestasis, or PFIC, a rare, life-threatening genetic disorder affecting young children for which there is currently no approved drug treatment. In September 2020, we announced topline results from our Phase 3 trial in PFIC, and in December 2020, we announced that we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking approval of odevixibat for the treatment of patients with PFIC, in anticipation of potential regulatory approval, issuance of a rare pediatric disease priority review voucher and commercial launch in the second half of 2021. In January 2021 we announced the FDA accepted our NDA for odevixibat for the treatment of patients with PFIC, which was submitted in November 2020, with priority review and a user fee goal date under the Prescription Drug User Fee Act (PDUFA) of July 20, 2021. We are also pursuing the development of odevixibat in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of odevixibat in biliary atresia, the BOLD trial, in the first half of 2020, and continue to enroll patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of odevixibat in ALGS, the ASSERT trial, in the fourth quarter of 2020. We expect topline results from the ASSERT trial in 2022. Our most advanced product candidate in addition to odevixibat is elobixibat, which is approved in Japan for the treatment of chronic constipation. In August 2020, we announced topline results from our Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH, and based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH. We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted systemic bioavailability in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events associated with the category, such as diarrhea. We have completed IND enabling studies for A3907, plan to initiate a Phase 1 clinical trial in adult liver disease in the first half of 2021 and expect topline results in 2021. Our lead candidate for adult viral and liver diseases is A2342, an oral systemic sodium-taurocholate co-transporting peptide, or NTCP inhibitor, which is a potent small molecule that blocks entry of bile acids into the liver. We plan to complete IND enabling studies with A2342 this year. Preclinical efforts with other bile acid modulator approaches continue.

Odevixibat —our lead product candidate for PFIC.

In September 2020, we announced topline results from PEDFIC 1, our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in children ages 6 months to 18 years with PFIC types 1 and 2, which was conducted at 45 global sites. PEDFIC 1 tested two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. PEDFIC 1, met its two primary endpoints, demonstrating that odevixibat reduced serum bile acid responses, or sBAs, (p=0.003) and improved pruritus assessments (p=0.004) with a single digit diarrhea rate. In the primary analysis, PEDFIC 1 met the U.S regulatory primary endpoint with the proportion of positive pruritus assessments being 53.5% in the odevixibat arms compared to 28.7% in the placebo arm (p=0.004). As a secondary endpoint, 42.9% of patients in the odevixibat arms had a clinically meaningful improvement in the pruritus score, defined as a drop from baseline of 1.0 point or more on the 0-4 point scale, at week 24 compared to 10.5% in the placebo arm (p=0.018). PEDFIC 1 also met the E.U. regulatory primary endpoint with 33.3% of subjects in the odevixibat arms experiencing either a 70% reduction in sBAs or reaching a level of 70 µmol/L compared to no patients in the placebo arm (p=0.003). As an E.U. regulatory secondary endpoint, mean reduction of bile acids was 114.3 µmol/L in the odevixibat arms compared to an increase of 13.1 µmol/L in the placebo arm (p=0.002). Both doses of odevixibat were statistically significant for each of the U.S. and E.U. primary endpoints. Odevixibat was well tolerated, with an overall adverse event incidence similar to placebo. There were no drug-related serious adverse events, or SAEs, reported during the study. Diarrhea/frequent bowel movements were the most common treatment-related gastrointestinal adverse events, which occurred in 9.5% of odevixibat treated patients vs. 5.0% of placebo patients. In December 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA seeking approval of odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher. In January 2021 we announced the FDA accepted our NDA for odevixibat for the treatment of patients with PFIC, with priority review and a user fee goal date under the Prescription Drug User Fee Act (PDUFA) of July 20, 2021. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, and we applied for a rare pediatric disease priority review voucher in connection with the submission of our NDA in November 2020. In September 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC. In July 2020, we initiated an Expanded Access Program (EAP) for odevixibat in the United States, Canada, Australia and Europe.

PEDFIC 2, our long term, open label extension study, includes a cohort of patients who completed 24 weeks in PEDFIC 1 or moved into PEDFIC 2 after 12 weeks in PEDFIC 1, as well as an additional cohort of PFIC patients who were not eligible for PEDFIC 1. Patients in PEDFIC 2 receive odevixibat 120 µg/kg once per day over 72 weeks. Primary outcome measures in PEDFIC 2 are change in pruritus as indexed by caregiver reported observed scratching using our proprietary PRUCISION instrument, and change in sBAs, in each case from baseline over 72 weeks. In November 2020, we announced interim results from 69 patients through 24 weeks of treatment in PEDFIC 2 that show that the reductions in sBAs and/or pruritus observed in patients receiving odevixibat in PEDFIC 1 was maintained or increased during continued odevixibat treatment in PEDFIC 2. For patients who were treatment naïve to odevixibat (patients who received placebo in PEDFIC 1 or patients who enrolled directly into PEDFIC 2), reductions in sBAs and pruritus were similar to those observed during odevixibat treatment in PEDFIC 1.  Continued treatment with odevixibat in PEDFIC 2 resulted in increased growth rates and catch-up growth in children with PFIC.  Four patients with PFIC type 3 enrolled into PEDFIC 2 and had 12 weeks of data available at the time of the interim data cut; reductions in both sBAs and pruritus were also observed in these patients. No deaths or treatment related serious adverse events had been reported in PEDFIC 2 at the time of the interim data cut as of July 15, 2020. Odevixibat was generally well tolerated; diarrhea was reported in 10.1% of patients, all mild or moderate in severity.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. We hold global rights to odevixibat unencumbered. Our current plan is to commercialize odevixibat ourselves in the United States and Europe, we have entered into license agreements with a partner in Israel and we are identifying potential partners for other regions. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other indications under development for odevixibat.

We are also pursuing the development of odevixibat in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. The first patients have been enrolled in the trial, and we plan for full site activation in the first half of 2021, subject to any potential impacts of COVID-19 on the ability of sites to complete required activities. We expect topline results from the BOLD trial in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 6 and 10 for every 100,000 live births. We estimate the prevalence of biliary atresia to be approximately 18,100 patients across the U.S. and Europe, and approximately 27,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of biliary atresia with precision. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

In addition, we initiated a pivotal trial of odevixibat in ALGS, the ASSERT trial, in the fourth quarter of 2020. The trial is expected to enroll approximately 45 patients aged 0 to 17 years of age with a genetically confirmed diagnosis of ALGS across 35 sites in North America, Europe, Middle East and Asia Pacific. We plan for full site activation in the first half of 2021, subject to any potential impacts of COVID-19 on the ability of sites to complete required activities. We expect topline data to be available in 2022, before the announcement of the topline results from the BOLD trial. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 50,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 11,700 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. There are currently no drugs approved for the treatment of ALGS. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

We continue to evaluate potential clinical development in other indications, including primary sclerosing cholangitis, which refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 9 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with sclerosing cholangitis in well controlled clinical trials.

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

●	Rapidly develop odevixibat to regulatory approval to treat patients with PFIC. We have announced results from our Phase 3 clinical trial in patients with PFIC, which we refer to as PEDFIC 1. It is our objective that PEDFIC 1, together with available data from PEDFIC 2, our long-term, open label extension study, forms the primary support for applications for marketing approval of odevixibat in both the United States and Europe, which were submitted in November 2020, as well as other key markets outside those jurisdictions. The EMA granted accelerated assessment to our MAA, and the FDA accepted our NDA with priority review and a user fee goal date under PDUFA of July 20, 2021.
●	Maximize the benefit and commercial potential of odevixibat by expanding development to additional orphan pediatric cholestatic indications. Although we have chosen PFIC as our lead indication for odevixibat, we also believe odevixibat can benefit children suffering from other cholestatic diseases and disorders. We initiated a pivotal clinical trial with odevixibat for the treatment of biliary atresia, the BOLD trial, in the first half of 2020 and continue to enroll patients in the trial. We estimate that biliary atresia impacts an aggregate of 18,100 patients in the United States and Europe, with another 27,000 patients in other jurisdictions worldwide, and is the cause of over 50% of liver transplants in children. We also initiated a pivotal trial for odevixibat as a treatment for ALGS, the ASSERT trial, in the fourth quarter of 2020.
●	Develop the capability to commercialize odevixibat to treat orphan pediatric liver diseases, if approved, through a targeted sales force in the United States and Europe and collaborate selectively to commercialize odevixibat outside of these regions. If we receive marketing approval in the United States or Europe for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to build the capabilities to effectively commercialize odevixibat in the approved indication(s) in the applicable region. We believe that the required commercial organization would be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with cholestatic liver disease. If we receive marketing approval outside of the United States and Europe for odevixibat to treat patients with PFIC or any other pediatric cholestatic liver disease or disorder, we plan to selectively utilize collaboration, distribution and other marketing arrangements with third parties to commercialize odevixibat in the approved indication(s) in the regions or markets where we receive approval. We have entered into a Co-Promotion Agreement with Travere Therapeutics, Inc. for the co-promotion of odevixibat in the United States. The initial term of the arrangement is two years from launch of odevixibat, terminable at will by either party after one year following launch.
●	Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including any future product candidate to treat adult liver diseases. We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include A3907, A2342 and any potential future product candidate that arises from our preclinical program in adult liver diseases.

Our Pipeline

Odevixibat

In September 2020, we announced topline results from our Phase 3 trial in PFIC, and in November 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA, seeking approval of odevixibat for the treatment of patients with PFIC, in anticipation of potential regulatory approval, issuance of a rare pediatric disease priority review voucher and commercial launch in the second half of 2021. In January 2021, we announced the FDA accepted our NDA, which was submitted in November 2020, and granted priority review with a user fee goal date under PDUFA of July 20, 2021. PEDFIC 2, our ongoing long term, open label extension study to evaluate long-term outcomes, includes a cohort of patients who completed 24 weeks in PEDFIC 1 or moved into PEDFIC 2 after 12 weeks in PEDFIC 1, as well as an additional cohort of PFIC patients who were not eligible for PEDFIC 1.In addition to PFIC, we initiated a pivotal clinical trial in biliary atresia in the first half of 2020 and a pivotal trial for odevixibat as a treatment for ALGS in the fourth quarter of 2020.

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

Lead Indication for Odevixibat

PFIC. PFIC is our lead indication for odevixibat. PFIC is a rare genetic disorder that causes progressive, life-threatening liver disease, which may start early after birth or at a young age and rapidly progress to end-stage liver disease. PFIC is commonly associated with elevated serum bile acids. Prominent symptoms of PFIC include pruritus, which is associated with severe sleep disturbance and diminished overall quality of life, and poor growth. First-line treatment in PFIC is typically off-label UDCA, which is approved in France only for PFIC type 3. UDCA is itself a type of bile acid that is thought to act by diluting the toxic effects in the liver and bile ducts of a different type of bile acids, known as hydrophobic bile acids, which are often elevated in cholestatic liver disease. Third-party retrospective analyses published in 2009 and 2010 indicate that, following treatment with UDCA, many PFIC patients require PEBD surgery and PFIC patients will often ultimately require liver transplantation. Although success rates vary, published third-party studies have shown that PEBD surgery can slow and, in some cases, stop the progression of liver disease and lead to reduced pruritus and improved sleep. We believe these outcomes validate our approach of reducing liver and serum bile acids with an IBAT inhibitor such as odevixibat to treat PFIC.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. We hold global rights to odevixibat unencumbered. Our current plan is to commercialize odevixibat ourselves in the United States and Europe, we have entered into license agreements with a partner in Israel and are identifying potential partners for other regions. There are currently no drugs approved for the treatment of PFIC. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day. Three alternative gene defects have been identified that correlate to three separate PFIC subtypes, known as types 1, 2 and 3.

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

●	PFIC, type 2, which is sometimes referred to as “Byler syndrome” or “BSEP deficiency,” is caused by impaired bile salt secretion due to mutations in the ABCB11 gene that result in the buildup of bile salts in liver cells. Children with PFIC, type 2 often develop liver failure within the first few years of life and are at increased risk of developing hepatocellular carcinoma, the most common form of liver cancer.
●	PFIC, type 3, which typically presents in the first years of childhood with progressive cholestasis, is caused by mutations in the ABCB4 gene. Mutations in the ABCB4 gene lead to a lack of phospholipids available to bind to bile acids, resulting in a buildup of bile acids that damages liver cells.

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

The estimated worldwide incidence of biliary atresia is between 6 and 10 for every 100,000 live births. Of all biliary atresia patients, we believe odevixibat will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate the prevalence of biliary atresia to be approximately 18,100 patients across the U.S. and Europe, and 27,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of biliary atresia with precision.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances. In January 2019, the FDA granted orphan designation to odevixibat for the treatment of biliary atresia. The European Commission granted orphan drug designation to odevixibat for the treatment of biliary atresia in December of 2018. We initiated the BOLD clinical trial, a global pivotal trial in biliary atresia, in the first half of 2020. Our double-blind, placebo controlled pivotal trial is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or 120µg/kg odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment. The first patients have been enrolled in the trial, and we plan for full site activation in the first half of 2021, subject to any potential impacts of COVID-19 on the ability of sites to complete required activities. We anticipate having topline results available from this trial in 2024.

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

We estimate the prevalence of ALGS to be approximately 11,700 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. There are currently no drugs approved for the treatment of ALGS. Current treatments for ALGS are generally in line with current treatments for PFIC as described above, including off-label UDCA, PEBD surgery and, where liver disease is advanced, liver transplantation.

The estimated worldwide incidence of ALGS is one in every 50,000 newborns born worldwide. ALGS is predominately caused by mutations in a gene called Jagged1. In a small number of cases, ALGS results from mutations in a gene called Notch2. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS. In the fourth quarter of 2020, we initiated the ASSERT global pivotal trial for odevixibat as a treatment for ALGS. We plan for full site activation in the first half of 2021, subject to any potential impacts of COVID-19 on the ability of sites to complete required activities. We expect topline data to be available in 2022, before the announcement of the topline results from the BOLD clinical trial.

Potential Additional Target Indications for Odevixibat

Primary Sclerosing cholangitis. Primary sclerosing cholangitis refers to swelling (inflammation), scarring, and destruction of bile ducts inside and outside of the liver. The first symptoms are typically fatigue, itching and jaundice, and many patients with sclerosing cholangitis also suffer from inflammatory bowel disease. The estimated incidence of primary sclerosing cholangitis is 9 cases per 100,000 people. There are currently no drugs approved for the treatment of sclerosing cholangitis. First-line treatment is typically off-label UDCA, although UDCA has not been established to be safe and effective in patients with primary sclerosing cholangitis in well controlled clinical trials.

Development of Odevixibat

Phase 3 Clinical Program in Patients with PFIC

In September 2020, we announced topline results from PEDFIC 1, our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients ages 6 months to 18 years with PFIC types 1 and 2, which was conducted at 33 global sites. PEDFIC 1 tested two doses of odevixibat, 40 µg/kg/day and 120 µg/kg/day, along with placebo, over a treatment period of 24 weeks. PEDFIC 1, met its two primary endpoints, demonstrating that odevixibat reduced serum bile acid responses, or sBAs, (p=0.003) and improved pruritus assessments (p=0.004) with a single digit diarrhea rate. In the primary analysis, PEDFIC 1 met the U.S. regulatory primary endpoint with the proportion of positive pruritus assessments being 53.5% in the odevixibat arms compared to 28.7% in the placebo arm (p=0.004). As a secondary endpoint, 42.9% of patients in the odevixibat arms had a clinically meaningful improvement in the pruritus score, defined as a drop from baseline of 1.0 point or more on the 0-4 point scale, at week 24 compared to 10.5% in the placebo arm (p=0.018). PEDFIC 1 also met the E.U. regulatory primary endpoint with 33.3% of subjects in the odevixibat arms experiencing either a 70% reduction in sBAs or reaching a level of 70 µmol/L compared to no patients in the placebo arm (p=0.003). As an E.U. regulatory secondary endpoint, mean reduction of bile acids was 114.3 µmol/L in the odevixibat arms compared to an increase of 13.1 µmol/L in the placebo arm (p=0.002). Both doses of odevixibat were statistically significant for each of the U.S. and E.U. primary endpoints. Odevixibat was well tolerated, with an overall adverse event incidence similar to placebo. There were no drug-related serious adverse events, or SAEs, reported during the study. Diarrhea/frequent bowel movements were the most common treatment-related gastrointestinal adverse events, which occurred in 9.5% of odevixibat treated patients vs. 5.0% of placebo patients. In November 2020, we submitted an NDA to the FDA and an MAA to the EMA seeking approval of odevixibat for the treatment of PFIC, which affirms our eligibility to apply for a rare pediatric disease priority review voucher. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC, and in September 2018, the FDA granted fast track designation to odevixibat for the treatment of pruritus associated with PFIC. In July 2020, we initiated an Expanded Access Program (EAP) for odevixibat in the United States, Canada, Australia and Europe. In addition, we applied for a rare pediatric disease priority review voucher in connection with the submission of our NDA for odevixibat in November of 2020.

PEDFIC 2, our long term, open label extension study, includes a cohort of patients who completed 24 weeks in PEDFIC 1 or moved into PEDFIC 2 after 12 weeks in PEDFIC 1, as well as an additional cohort of PFIC patients who were not eligible for PEDFIC 1. Patients in PEDFIC 2 receive odevixibat 120 µg/kg once per day over 72 weeks. Primary outcome measures in PEDFIC 2 are change in pruritus as indexed by caregiver reported observed scratching using our proprietary PRUCISION instrument, and change in sBAs, in each case from baseline over 72 weeks. Interim data from 69 patients through 24 weeks of treatment in PEDFIC 2 was presented at the November 2020 AASLD. The interim results show that the reductions in sBAs and/or pruritus observed in patients receiving odevixibat in PEDFIC 1 was maintained or increased during continued odevixibat treatment in PEDFIC 2. For patients who were treatment naïve to odevixibat (patients who received placebo in PEDFIC 1 or patients who enrolled directly into PEDFIC 2), reductions in sBAs and pruritus were similar to those observed during odevixibat treatment in PEDFIC 1.  Continued treatment with odevixibat in PEDFIC 2 resulted in increased growth rates and catch-up growth in children with PFIC.  Four patients with PFIC type 3 enrolled into PEDFIC 2 and had 12 weeks of data available at the time of the interim data cut; reductions in both sBAs and pruritus were also observed in these patients. No deaths or treatment related serious adverse events had been reported in PEDFIC 2 at the time of the interim data cut as of July 15, 2020. Odevixibat was generally well tolerated; diarrhea was reported in 10.1% of patients, all mild or moderate in severity.

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

Elobixibat is, like odevixibat, an IBAT inhibitor. In August 2020, we announced topline results from our Phase 2 clinical trial as a treatment for NAFLD and NASH and based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH.

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

U.S. Phase 2 Trial in NAFLD/NASH

We initiated a double-blind, placebo controlled Phase 2 trial which enrolled 47 patients across 15 U.S. sites, and was designed to assess the safety and efficacy of elobixibat 5 mg in NASH/NAFLD patients over 16 weeks, as measured by liver steatosis and various biomarkers. The primary endpoint of the trial was an assessment of the change in LDL-cholesterol, and the secondary endpoints were an assessment in the change in liver fat by imaging, AST and ALT. Exploratory endpoints included measures of glucose and insulin homeostasis, which are biomarkers for inflammation and fibrosis. In August 2020, we announced that the trial achieved the primary endpoint of reduction of low-density lipoprotein cholesterol (LDL-C) but did not achieve proof-of- concept for other key NASH measures. Elobixibat achieved the primary endpoint of a reduction in LDL-C with a clinically meaningful effect of -20.5 mg/dL in serum LDL-C compared to -11.1 mg/dL, elobixibat vs. placebo (p<0.022). These reductions were in addition to lipid lowering treatment where 56.5% of the elobixibat and 45.8% of the placebo patients were on stable lipid lowering therapy at baseline. Liver fat reduction in the elobixibat group was -2.6% as measured by MRI PDFF. The baseline alanine aminotransferase (ALT) levels were within the normal range and there was no meaningful change observed in the study. Overall elobixibat was well tolerated, with adverse event incidence similar to placebo and with no serious adverse events or discontinuations due to treatment. The study showed an acceptable gastrointestinal tolerability with 3 of 23 elobixibat patients reporting mild to moderate transient diarrhea attributable to drug treatment. Based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH.

Preclinical Program

A3907

We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted systemic bioavailability in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events associated with the category, such as diarrhea. We have completed IND enabling studies for A3907, plan to initiate a Phase 1 clinical trial in adult liver disease in the first half of 2021 and expect topline results in 2021.

A2342

Our lead preclinical candidate for adult viral and liver diseases, A2342, is an oral systemic sodium-taurocholate co-transporting peptide, or NTCP inhibitor, which is a potent small molecule that blocks entry of bile acids into the liver. We plan to complete IND enabling studies with A2342 this year.  Preclinical efforts with other bile acid modulator approaches continue.

License and Royalty Monetization Agreements

Agreement with EA Pharma

We entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.) for the development and commercialization of elobixibat in specified countries in Asia in April 2012.

Pursuant to the agreement, we granted EA Pharma an exclusive license under patents and other technology owned or licensed by us to develop and commercialize elobixibat in Japan and certain Asian Pacific markets for all prophylactic or therapeutic uses of a pharmaceutical product for specified GI diseases and disorders, symptoms of constipation of all causes, or postoperative ileus or for use in colonoscopy cleansing procedures. The agreement also provides that the scope of the license may be expanded to include specified liver diseases, if we or an affiliate or licensee takes specified development actions outside of EA Pharma’s licensed territory with elobixibat in that specified liver disease, or files an application for regulatory approval of elobixibat outside of EA Pharma’s licensed territory for that specified liver disease, or otherwise approves that EA Pharma conduct a clinical trial in that specified liver disease.

Payment Terms. As of February 15, 2021, we have received $49.9 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional amounts of up to $5.3 million if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, described below, we may become eligible under the license agreement to receive up to $29.1 million if specified sales milestones are achieved for elobixibat and we also receive stepped royalties beginning in the high single digits on all future net sales of elobixibat.

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

Royalty Monetization Agreement with HCR

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR. In January 2018, the Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA. On June 8, 2020, the parties entered into an amendment to the RIAA pursuant to which HCR agreed to pay the Company an additional $14.8 million, net of certain transactions expenses, in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) the $15.0 million payable to the Company if a specified sales milestone is achieved for elobixibat in Japan. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. Upon receipt of the payments from HCR the Company recorded net cash totaling $59.3 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method.

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

We record estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR.

The sum of these amounts less the $59.3 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2020, our estimate of our total interest expense resulted in an annual effective interest rate of approximately 19.0%.

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

As of December 31, 2020, our patent estate included 28 issued patents, 3 allowed applications and 19 pending patent applications in the United States and approximately 50 counterpart patents and patent applications in other jurisdictions, including 8European regional issued patents and Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our clinical-stage product candidates.

Product Candidate	Summary Description	Expiration Date

Odevixibat	Composition of matter of odevixibat	September 2022

	Method of using certain IBAT inhibitor(s) to treat certain liver diseases	November 2031

	Method of using certain IBAT inhibitor(s) in combination with a bile acid binder to treat certain liver diseases	November 2031 (EP pending in US)

	Crystal modifications of odevixibat	June 2039 (allowed in US and pending in EP)

	Formulations of odevixibat	June 2039 (pending in US and EP)

Elobixibat	Composition of matter of elobixibat	December 2021 (EP, JP); August 2022 (US)

	Method of using an IBAT inhibitor to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome with Constipation	April 2024

	Crystal modifications of elobixibat	April 2034

	Crystal modifications of elobixibat	October 2035 (US and JP, pending in EP)

	Formulations of elobixibat	2035 (issued and pending in US)

	Process for manufacturing	2039 (US, pending in EP and JP)

	Method of using certain IBAT inhibitor(s) to treat NASH	November 2031

A3907	Composition of matter of A3907	February 2040 (allowed in US, pending PCT)

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

In Japan, the Japanese Pharmaceutical Affairs Law generally permits the extension of the patent term for a drug as compensation for patent term lost during the regulatory review process by the Japanese Pharmaceuticals and Medical Devices Agency (PMDA). The patent term extension corresponds to the period from the date of the start of clinical trials or the date of patent registration, whichever is later, until one day prior to the date of approval for the drug. The term of a patent can be extended for up to five years, irrespective of the remaining natural term of the patent as of the date of approval. Each patent that covers the active ingredient in the approved drug, or a method of using the approved drug in the approved indication, is eligible for the extension, which means that, for any particular drug, multiple patents may be extended. The extension must be applied for prior to expiration of the patent and within three months from the date of approval. The Japanese Patent Office reviews and approves applications for patent term extension.

Sales and Marketing

We currently are building the commercial leadership infrastructure, and expanding the sales and distribution organization that we believe will be necessary to effectively support the commercialization of odevixibat in the United States and Europe, if odevixibat is approved for PFIC or any other pediatric cholestatic liver disease or disorder. In addition to our Chief Commercial Officer, we have hired a President of Americas and a President of International, and continue to build sales and account teams in both jurisdictions. We have entered into a Co-Promotion Agreement with Travere Therapeutics, Inc. for the co-promotion of odevixibat in the United States. The initial term of the arrangement is two years from launch of odevixibat, terminable at will by either party after one year following launch. We believe that our commercial organization can be modest in size and targeted to the relatively small number of specialists in the United States and Europe who treat children with orphan cholestatic liver disease.

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

Outside of the United States and Europe, we plan to selectively utilize collaborations, distribution or other marketing arrangements with third parties to commercialize odevixibat in any approved indication(s). Likewise, we intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates, such as potentially, elobixibat, targeting large primary care markets that must be served by large sales and marketing organizations.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of odevixibat, elobixibat, A3907 or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently engage a single third-party manufacturer to provide the active pharmaceutical ingredient, or API, for odevixibat and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of each of odevixibat, elobixibat and A3907 for use in our clinical trials.

We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines, quality and volume expectations. We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for API for any of odevixibat, elobixibat or A3907. If any of our current manufacturers becomes unavailable to us for any reason, we believe that there are a number of potential replacements, although we would likely incur significant delay in identifying and qualifying such replacements.

Odevixibat, elobixibat and A3907 are organic compounds of low molecular weight, and are referred to as “small molecules.” We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We are aware of other companies that are developing product candidates that, like odevixibat and elobixibat, act via IBAT inhibition. Mirum Pharmaceuticals, Inc. is conducting a Phase 3 clinical trial of maralixibat in PFIC, for which it has reported that it expects to complete enrollment in the second quarter of 2021 and announce topline data by year-end 2021. As of February 2021, Mirum announced the completion of a rolling NDA submission for maralixibat in ALGS, and is planning for a potential launch in ALGS in the second half of 2021. The FDA granted breakthrough therapy designation to maralixibat for the treatment of pruritus associated with ALGS in October 2019. We understand that Mirum’s MAA for maralixibat for the treatment of patients with PFIC type 2 has been accepted for review by the EMA. GlaxoSmithKline’s linerixibat has completed Phase 2 clinical development as a treatment for pruritus in patients with PBC, with plans underway to progress linerixibat to Phase 3 in 2021. The FDA granted orphan drug designation to linerixibat for the treatment of PBC in September 2019.

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

A number of other drugs, including UDCA, a bile acid which is approved in France only for PFIC type 3, rifampin, an antibiotic derivative, and naltrexone, an opioid antagonist, are used off-label for patients suffering from cholestatic liver disease. Additionally, surgical interventions, such as PEBD surgery, and external liver filtering procedures are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.

As noted above, Mirum is conducting a Phase 3 clinical trial of maralixibat in PFIC, for which it has reported that it expects to complete enrollment in the second quarter of 2021 and announce topline data by year-end 2021. Mirum has also announced that it initiated a rolling submission of an NDA for maralixibat for the treatment of cholestatic pruritus associated with ALGS in the third quarter of 2020, expects to complete the rolling submission of the NDA in the first quarter of 2021, and is planning for a potential launch in ALGS in the second half of 2021. We understand that Mirum’s MAA for maralixibat for the treatment of patients with PFIC type 2 has been accepted for review by the EMA. In addition, Intercept Pharmaceuticals’ obeticholic acid, or OCA, is approved in the U.S. in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC. OCA is also in Phase 2 development at Intercept as a treatment for biliary atresia. In July 2019, Genfit SA received orphan designations from the FDA and EMA for its PPAR alpha/delta agonist, (elafibranor), for the treatment of PBC. Genfit has announced plans to advance elafibranor into a Phase 3 program for PBC in 2020. Gilead Sciences, Inc.’s FXR agonist, cilofexor, is in Phase 2 development for PBC, and Phase 3 development for PSC.

Chronic Constipation. Linaclotide, marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella in Europe, is approved in the United States for the treatment of CIC and IBS-C and in Europe for the treatment of IBS-C. Linaclotide is also approved for the treatment of IBS-C in Japan, where it is marketed by Astellas. It is also marketed by AstraZeneca’s partner Ironwood Pharmaceuticals, Inc. in China, where it was approved for use in 2019. Linaclotide targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride secretion, which results in the outpouring of water into the intestine. The primary side effect of linaclotide is diarrhea. In addition, lubiprostone, which is marketed in the United States as Amitiza by Takeda Pharmaceuticals USA, Inc., is approved in the United States for the treatment of CIC, IBS-C and opioid-induced constipation. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan, where it is marketed by Mylan, N.V. Amitiza binds selectively to and activates the type-2 chloride channel in the intestine releasing chloride and water into the intestine. The primary side effect of Amitiza is nausea. Prucalopride, marketed by Shire in the United States as Motegrity, in the European Union as Resolor, is a motility agent approved for the treatment of CIC. Motegrity and Resolor are associated with a high rate of headaches, and belong to a class of drugs known as 5-HT receptor drugs that has been linked to cardiovascular safety issues.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each proposed indication;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	preparation and submission to the FDA of an NDA;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA, if applicable.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition, in order to be tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, in order to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in one or more well-controlled clinical trials in order to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the drug, and to provide adequate information for the labeling of the drug.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is required exceeds $2.8 million for FY2021, and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $330,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

Rare Pediatric Disease Priority Review Voucher

The FDA may grant rare pediatric disease designation for indications in the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the United States and that is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. In June 2018, the FDA granted a rare pediatric disease designation to odevixibat for the treatment of PFIC. Under the FDCA, a sponsor who receives approval of an NDA for a product that is for the prevention or treatment of a rare pediatric disease and meets certain additional criteria, may qualify for a rare pediatric disease priority review voucher, or PRV. A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor and may be further transferred any number of times before it is used. The United

States Congress recently extended the FDA’s authority to award rare pediatric disease PRVs until 2024 and until 2026 for products that receive rare pediatric disease designation by 2024.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Specifically, the applicant for a follow-on drug product must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include:

●	a streamlined application procedure via a single entry point, the E.U. portal;
●	a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states;
●	a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned and Part II is assessed separately by each member state concerned);
●	strictly defined deadlines for the assessment of clinical trial application; and
●	the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

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

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

●	The decentralized procedure allows applicants to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state.
●	The national procedure is only available for products intended to be authorized in a single E.U. member state.
●	A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Following the formation of a majority Conservative government in December 2019, the United Kingdom approved the withdrawal agreement and left the European Union on January 31, 2020, with a transitional period that expired on December 31, 2020. In connection with Brexit, the United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament. This agreement is intended to govern the legal relationship between the European Union and the United Kingdom post-Brexit. We are currently evaluating the potential impacts of the new Trade and Cooperation Agreement on our business.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products was, prior to Brexit, derived from European Union directives and regulations, and the implementation of the Trade and Cooperation Agreement could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit and the implementation of the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom.

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

Healthcare Law and Regulation

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include:

●	the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

Employees

As of January 15, 2021, we employed 90 full-time employees, of whom 23 hold Ph.D. or M.D. degrees, or the foreign equivalent. Of these employees, 51 were engaged in research and development and 39 were engaged in general and administrative functions. Our headquarters are in Boston, MA and we have a research site in Gothenburg Sweden. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

The Company recognizes that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition both within our industry and in the geographic locations in which we have offices for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values in order to attract qualified prospective employees and to retain and motivate our employees. We offer competitive compensation for our employees and strongly embrace a pay for performance philosophy in setting and adjusting compensation.

Our Code of Business Conduct and Ethics clearly outlines our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We depend heavily on the success of our lead product candidate, odevixibat, which we are developing initially for the treatment of patients with PFIC and potentially also for other pediatric cholestatic liver diseases and disorders. If we are unable to commercialize odevixibat or experience significant delays in doing so, our business will be materially harmed.
●	If clinical trials of odevixibat or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or the EMA, or do not otherwise produce favorable results satisfactory to the FDA or EMA, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the applicable product candidate.
●	Favorable results seen to date in clinical trials of odevixibat, including our Phase 3 trial of odevixibat in patients with PFIC, may not be predictive of favorable results in our ongoing BOLD pivotal trial of odevixibat in biliary atresia or our ongoing ASSERT pivotal trial of odevixibat in ALGS.
●	The clinical trial designs, durations, endpoints and outcomes that will be required to obtain marketing approval of odevixibat to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and Europe. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even though the primary endpoint of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes and the primary endpoint for EMA evaluation purposes were both met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.
●	We cannot be assured that either the FDA or EMA will complete their respective reviews of our submissions for approval of odevixibat within the target timelines, including the FDA’s Prescription Drug User Fee Act goal date of July 20, 2021, as a potential result of the impact of the COVID-19 pandemic or otherwise.
●	The design of our Phase 3 clinical trial of odevixibat in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either the FDA or EMA.
●	If we experience delays or difficulties in the enrollment of patients in our pivotal clinical trials of odevixibat in patients with biliary atresia and ALGS, our receipt of marketing approval for odevixibat in those indications could be delayed or prevented.
●	If the commercial opportunity in PFIC is smaller than we anticipate, or if odevixibat receives approval to treat only a specific subpopulation of patients with PFIC or only a specific symptom of PFIC such as pruritus, our future revenue from odevixibat may be adversely affected and our business may suffer.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell odevixibat or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.
●	We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.

●	Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
●	Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials and the commercialization of any approved product.

The terms of our loan and security agreement with Hercules Capital, Inc. require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $107.6 million for the year ended December 31, 2020 and approximately $62.7 million for the year ended December 31, 2019. We had an accumulated deficit of $266.8 million as of December 31, 2020. To date, we have financed our operations primarily through issuances of shares of common stock, preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants, venture debt borrowings, and the HCR royalty monetization transactions.. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs, although our licensee, EA Pharma has received approval in Japan of our product candidate elobixibat to treat chronic constipation. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

●	any unfavorable development or delay in our odevixibat program in PFIC, including the review or approval of our odevixibat marketing applications we submitted in the fourth quarter of 2020 in the United States and Europe for PFIC and the costs and timing of our pre-commercialization preparations;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of odevixibat in biliary atresia and pivotal trial of odevixibat in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue.
●	the potential impacts of the COVID-19 pandemic on our business;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

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

We expect our research and development expenses to increase substantially in future periods, particularly as we advance the development of our lead product candidate odevixibat beyond its development as a treatment for patients with PFIC into other pediatric cholestatic liver diseases and disorders, such as our development of odevixibat as a treatment for biliary atresia and as a treatment for ALGS. In addition, we expect that our research and development expenses would increase if we initiate additional preclinical programs for potential future product candidates. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to continue to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	whether the FDA and the EMA determines that our Phase 3 clinical trial of odevixibat in PFIC is or is not sufficient for regulatory approval to treat PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise;
●	our ability to establish a sales and marketing organization for the potential commercialization of odevixibat in patients with PFIC, or a sales and marketing organization or suitable third-party alternatives for any other product candidate, if approved;
●	the costs, design, duration and any potential delays of the pivotal trial of odevixibat in biliary atresia or the pivotal trial of odevixibat in ALGS;
●	the same factors that our ability to generate profits from operations and thereafter to remain profitable depend heavily on, as described above under “— We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.”;
●	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	the number and characteristics of product candidates and programs that we pursue;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that will not be commercially available for sale by us until at least the second half of 2021, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all. The unavailability of additional financing on acceptable terms, or at all, would have an adverse effect on your investment.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. On May 7, 2020, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cowen and Company, LLC, or Cowen, in May 2020. The agreement was terminated on September 9, 2020. As of December 31, 2020, $40.0 million of securities remain available for issuance under the shelf registration statement. We refer to this registration statement as the 2020 Form S-3. On or about February 25, 2021, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to $400 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2021 Form S-3. On or about February 25, 2021, we intend to enter into a new sales agreement, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100 million. Our issuance and sale, if any, of shares under the 2021 Sales Agreement that we intend to enter into are subject to the effectiveness of the 2021 Form S-3. We make no assurances as to if or when the 2021 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2021 Form S-3. No additional securities registered under the 2020 Form S-3 will be offered or sold after the date of effectiveness of the 2021 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2021 Sales Agreement that we intend to enter into or any securities under the 2021 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

The continuing outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries across the world, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in preclinical studies or clinical trials due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not being willing to travel to clinical trial sites;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines, as described further below under “Risks Related to the Development and Commercialization of Our Product Candidates - Our pending NDA seeking approval to market odevixibat for the treatment of patients with PFIC may be delayed as a result of ongoing COVID-19 travel restrictions and safety protocols that could affect FDA’s ability to conduct a pre-approval inspection of the drug product’s manufacturing facility, or as a result of operational delays at the FDA or the EMA due to a redeployment of staff or other resources as part of the global response to the COVID-19 pandemic.”

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, continued reliance on working from home or mass transit disruptions.

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

Odevixibat is in Phase 3 clinical development. Elobixibat has been approved in Japan for the treatment of chronic constipation, but we will not receive additional cash in respect of elobixibat in Japan as a result of our RIAA. Our other most advanced product candidates are in Phase 2 or earlier-stage development.

Our ability to generate product revenues, which may not occur until at least the end of 2021, if at all, will depend heavily on the approval of our NDA by the FDA and our MAA by the EMA and the successful commercialization of odevixibat as a treatment for patients with PFIC. Our ability to generate product revenues also depends on the successful development and commercialization of odevixibat to treat patients with biliary atresia or ALGS or A3907 or A2342 to treat adult liver and viral diseases. The success of each of these product candidates will depend on a number of factors, including the following:

●	receipt of marketing approval from the FDA and the EMA for odevixibat for the treatment of patients with PFIC and marketing approvals for other indications or product candidates from applicable regulatory authorities;
●	our ability to obtain additional capital, whether from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;

●	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
●	completion of clinical development with successful outcomes;
●	establishing commercial manufacturing arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	establishing sales, marketing and distribution capabilities;
●	generating commercial sales of odevixibat, A3907 or A2342, as applicable, if and when approved, whether alone or in collaboration with others;
●	acceptance of odevixibat, A3907 or A2342, as applicable, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies; and
●	maintaining an acceptable safety profile of odevixibat, A3907 or A2342, as applicable, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize odevixibat, A3907 or A2342, which would materially harm our business.

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

If we are required to conduct additional or longer clinical trials or other testing of odevixibat or any of our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as we intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements or restrictions; or
●	have the product removed from the market after obtaining marketing approval.

Following consultation with the FDA and EMA, we used change in pruritus as the primary endpoint for purposes of FDA evaluation and as a key secondary endpoint for EMA evaluation in our recently completed Phase 3 trial in PFIC patients. There was no clinical experience with the two outcome instruments that we used in the trial and either may not be considered adequately reliable or valid for use in PFIC patients.

In September 2020, we announced topline results from our Phase 3 trial in PFIC, and in December 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA, with the EMA granting accelerated assessment, seeking approval of odevixibat for the treatment of patients with PFIC. The Phase 3 trial in PFIC met its two primary endpoints. In January 2021 we announced the FDA accepted our NDA, granting priority review and a user fee goal date under PDUFA of July 20, 2021. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, was an assessment of change in pruritus. Because the assessment of pruritus relies on subjective caregiver feedback, it is challenging to evaluate and measure consistently and, for any patient, a caregiver-reported outcome may vary from the patient’s self-reported outcome. The measure of pruritus can be influenced by factors outside of our control and can vary widely from measurement point to measurement point for a particular patient, from patient to patient and from site to site within a clinical trial.

We developed caregiver-reported and patient-reported outcome instruments to assess pruritus in the Phase 3 PFIC trial. These outcome instruments, and the manner in which they are analyzed, represent novel endpoints and measurement methodologies with which the FDA, EMA and other regulatory authorities have no experience. Notwithstanding the positive results in the Phase 3 trial, the FDA or EMA may ultimately determine that either of these outcome instruments is not adequately reliable or valid for use with PFIC patients, whether because it was not applied by clinical investigators sufficiently consistently, was not sufficiently sensitive to detect varying degrees of pruritus, or for any other reason. If this were to occur, our ability to obtain marketing approval for odevixibat would be delayed and we may never obtain marketing approval for odevixibat.

Our pending NDA seeking approval to market odevixibat for the treatment of patients with PFIC may be delayed as a result of ongoing COVID-19 travel restrictions and safety protocols that could affect FDA’s ability to conduct a pre-approval inspection of the drug product’s manufacturing facility, or as a result of operational delays at the FDA or the EMA due to a redeployment of staff or other resources as part of the global response to the COVID-19 pandemic.

              In response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, as well as routine surveillance inspections of domestic manufacturing facilities, and it also provided guidance regarding the conduct of clinical trials, which has since been further updated several times. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA subsequently publicized its development and use of an internal rating system called the COVID-19 Advisory Rating system, to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given country, state and locality and the rules and guidelines that are put in place by foreign, state and local governments. As of February 2021, FDA is either continuing to, on a case-by-case basis, conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections (PAIs). Foreign PAIs that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of other prioritized operations abroad as it becomes feasible and advisable to do so.

              During the global response to the COVID-19 pandemic, moreover, there have been strategic redeployments of government resources to priority projects, including FDA and EMA resources and staff, which could have an impact on the timeline for review and approval of new marketing applications. Since the start of the pandemic, the FDA’s new drug review programs continued to meet key performance goals related to working with applicants and approving NDAs and NDA supplements, although the agency has also stated that the uncertainty of the COVID-19 situation may make it difficult to sustain that level of performance indefinitely. The FDA may not be able to maintain its normal pace with respect to new drug applications and delays or setbacks are possible in the future. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves, and also that it intends to communicate proactively with applicants during the review cycle regarding the need for a pre-approval inspection and whether such PAI is considered “mission-critical.”

              Should FDA determine that a PAI is necessary for approval of an NDA or NDA supplement and such an inspection cannot be completed during the review cycle due to restrictions on travel or other safety protocols, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Such decisions will be based on the totality of the information available to the FDA, including considerations of whether it can obtain existing inspection reports from trusted foreign regulatory partners through mutual recognition and confidentiality agreements and/or secure additional records from the applicant, the manufacturing facility, or other inspected entities. Accordingly, FDA has encouraged applicants to effectively communicate with all their facilities and sites to ensure timely responses to any inquiries from FDA for information needed to support its assessment of pending drug applications. FDA has also stated that it is using all available tools and sources of information to support regulatory decisions on NDAs such as the historical compliance status of a manufacturing facility and other risk-benefit considerations pertaining to the proposed new drug product and its manufacturing process and facilities. In addition, whether or not FDA considers a facility inspection to be “mission-critical” involves several factors related to the public health benefits of the proposed new drug product, including but not limited to whether the candidate has been granted breakthrough therapy designation and whether the candidate is intended to treat or prevent a serious disease or medical condition for which there is no other appropriate substitute. Regulatory authorities outside the United States, including but not limited to the EMA, may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. We cannot guarantee that our NDA for odevixibat will be approved before or on its user fee goal date, or that a necessary PAI inspection of one or both of our contract manufacturers for odevixibat will not have the potential to delay FDA approval of our NDA or lead to the issuance of a complete response letter. We are actively monitoring developments with respect to these matters, particularly because the contract manufacturers for odevixibat are located outside the U.S., and an inspection of one or both facilities will be required before our NDA for odevixibat can be approved.

The clinical trial designs, durations, endpoints and outcomes that will be required to obtain marketing approval of odevixibat to treat PFIC patients are uncertain and, in any case, may vary among the FDA, EMA and other regulatory authorities outside of the United States and Europe. Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even though the primary endpoints of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes and for EMA evaluation purposes were met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

No product is currently approved for the treatment of PFIC in the United States, the European Union or, to our knowledge, any other jurisdiction, and there is limited clinical experience in PFIC. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for these indications.

Our Phase 3 PFIC program included a single randomized, double blind, placebo controlled, multicenter clinical trial and an open label long-term extension study. In September 2020, we announced topline results from PEDFIC 1, our Phase 3 clinical trial for odevixibat, given once per day as an oral capsule or sprinkled over food, in patients ages 6 months to 18 years with PFIC types 1 and 2, which was conducted at 33 global sites. Both doses of odevixibat tested were statistically significant for each of the U.S. and E.U. primary endpoints. Odevixibat was well tolerated, with an overall adverse event incidence similar to placebo. There were no drug-related serious adverse events, or SAEs, reported during the study. In December 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA, seeking approval of odevixibat for the treatment of patients with PFIC. In January 2021 we announced the FDA accepted our NDA, with priority review and a user fee goal date under PDUFA of July 20, 2021.

Based on feedback that we have received from the FDA and the EMA, we expect both regulatory authorities to place a greater emphasis on the totality of the data from our Phase 3 clinical trial, including secondary endpoints, than may generally be expected. As a result, there is risk that, even though the primary endpoint of our Phase 3 clinical trial of odevixibat for FDA evaluation purposes or for EMA evaluation purposes was met with statistical significance, the applicable regulatory authority may not find the overall results of our Phase 3 trial to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication, and we may never receive marketing approval.

Furthermore, the FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. Certain secondary endpoints that we used in our Phase 3 trial may be considered clinical benefit endpoints, including progression to surgery and change in growth markers.

For PEDFIC 1, serum bile acid responder rate was the primary endpoint for purposes of EMA evaluation and a key secondary endpoint for FDA evaluation. To support the clinical utility of reduction in serum bile acids in the treatment of patients with PFIC, we are supporting an independent study pooling and analyzing long-term PFIC patient data from a number of leading PFIC academic centers, which we refer to as the PFIC Study Group. Should the data that are being accumulated by the PFIC Study Group come to a different conclusion than we anticipate about the relationship of serum bile acids to beneficial clinical outcomes, the EMA or the FDA may determine the results of the Phase 3 PFIC study not to be adequate to support approval.

Also, it is possible that any marketing authorization we may receive from the EMA for odevixibat for the treatment of PFIC could be conditional on post-authorization studies and not be considered a full authorization. Our ability to obtain and maintain conditional marketing authorization in the European Union will be limited to specific circumstances and subject to several conditions and obligations, if obtained at all, including the completion of a clinical outcomes trial to confirm the clinical benefit of odevixibat in PFIC. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under European Union law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

The FDA and EMA generally require two pivotal clinical trials to support marketing approval of a drug. In December 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA, seeking approval of odevixibat for the treatment of patients with PFIC. In January 2021 we announced the FDA accepted our NDA, with priority review and a user fee goal date under PDUFA of July 20, 2021. Our single Phase 3 clinical trial in patients with PFIC, together with data from a long-term, open label extension study, forms the primary support for our applications for marketing approval of odevixibat in both the United States and European Union for treatment of patients with PFIC. If the FDA or EMA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support marketing approval of odevixibat to treat patients with PFIC in the United States or European Union, it would result in a more expensive and potentially longer development program for odevixibat than we currently contemplate, which could delay our ability to generate product revenues with odevixibat, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause our value to decline, and limit our ability to obtain additional financing that may be necessary to complete additional trials. Even though a single Phase 3 trial of odevixibat serves as the basis, together with safety data from an extension study to evaluate long-term outcomes, for an application for marketing approval for odevixibat in PFIC, either the FDA or the EMA may require that we meet the primary endpoint or endpoints in the trial at a higher level of statistical significance than would otherwise be required for a trial to be successful, which would reduce the likelihood of a positive trial.

The design of our Phase 3 clinical trial of odevixibat in patients with PFIC did not conform precisely in all respects to the recommendations or preferences expressed by either the FDA or EMA.

Although the feedback on our Phase 3 clinical trial design in patients with PFIC that we had received from the FDA and EMA is generally consistent, it was not identical and the design of our Phase 3 clinical trial of odevixibat in patients with PFIC does not conform precisely in all respects to the recommendations or preferences expressed by either regulatory authority. As a result, there is increased risk that, even though we view the results of our trial as favorable, the FDA or EMA may not find the overall results to be sufficient to support marketing approval of odevixibat to treat PFIC, a symptom of PFIC such as pruritus or any other indication.

Favorable results seen to date in clinical trials of odevixibat, including our Phase 3 trial of odevixibat in patients with PFIC, may not be predictive of favorable results in our ongoing BOLD clinical trial of odevixibat in biliary atresia or our ongoing ASSERT clinical trial of odevixibat in ALGS.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. Odevixibat has been evaluated in our Phase 3 trial in patients with PFIC, an open label Phase 2 trial in children with chronic cholestasis and pruritus and in an investigator-initiated Phase 2 clinical trial for the treatment of PBC. Our Phase 3 trial in PFIC met its two primary endpoints, demonstrating that odevixibat reduced serum bile acid responses (sBAs) (p=0.003) and improved pruritus assessments (p=0.004) with a single digit diarrhea rate. Data from our Phase 2 trial in children with chronic cholestasis and pruritus showed a reduction in serum bile acids in a substantial majority of patients and improvement in pruritus that was significantly correlated with the reduction in serum bile acids. In addition, based on data from the PBC trial that we received from the investigator, nine patients with pruritus received odevixibat and all of them reported a reduction in pruritus. If the favorable findings on pruritus and serum bile acids seen in our Phase 3 trial and these two Phase 2 trials are not replicated in any other future trial of odevixibat in patients with PFIC or other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for odevixibat to treat any indication, in which case our business would be materially and adversely affected.

Our Phase 3 trial of odevixibat in patients with PFIC involved a greater number of patients, different outcome measures, doses and treatment duration and had other differences in trial design, in addition to the difference in patient population, compared with either the prior pediatric chronic cholestasis trial or PBC trial. For example, our Phase 3 trial of odevixibat was a randomized, double blind, placebo controlled, multicenter, clinical trial designed to enroll approximately 60 patients with PFIC (type 1 or 2), with a treatment duration of 24 weeks. The primary endpoint for FDA evaluation, and a key secondary endpoint for EMA evaluation, will be an assessment of change in pruritus. The primary endpoint for EMA evaluation, and a key secondary endpoint for FDA evaluation, will be serum bile acid responder rate, where a responder is a patient who achieves either a reduction in serum bile acid levels of 70% or more from baseline or a reduction of serum bile acid levels at least to an absolute level that is specified in between 50 and 100 µmol/l. Although we have assessed the effects of odevixibat on serum bile acids in prior clinical trials of odevixibat, we have not previously utilized this serum bile acid responder rate endpoint. Moreover, we did not have any prior data regarding the effect of a placebo in patients with PFIC on serum bile acid levels, pruritus or any other outcome variable to guide the planning for our Phase 3 PFIC trial, which increased the risk that the trial would not be powered adequately to show a statistically significant separation between odevixibat and placebo.

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

Patient enrollment is affected by many factors, including:

●	size of the target patient population;
●	severity of the disease or disorder under investigation;
●	eligibility criteria for the clinical trial in question;
●	other clinical trials being conducted at the same time involving patients who have the disease or disorder under investigation;
●	perceived risks and benefits of the product candidate under study;
●	approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
●	willingness or unwillingness to participate in a placebo controlled clinical trial;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

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

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We are developing odevixibat initially as a treatment for patients with PFIC and potentially also as a treatment for patients with other pediatric cholestatic liver diseases and disorders, such as biliary atresia and ALGS. PFIC and these other diseases and disorders are each rare, with a limited patient population. Moreover, we expect that the addressable PFIC patient population for odevixibat is only a subset of the overall patient population, specifically patients who have not yet received partial external biliary diversion, or PEBD, surgery or liver transplant surgery or patients who have had PEBD reversal surgery. We are not aware of any available patient registries for PFIC, and we rely on various estimates and assumptions to estimate the addressable PFIC population. In addition, there are different subtypes of PFIC and the beneficial effects of odevixibat may vary among patients with different subtypes or among children of different ages. Our Phase 3 PEDFIC 1 clinical trial enrolled patients with PFIC, type 1 or 2, but not PFIC, type 3. Based on FDA feedback, odevixibat may ultimately receive regulatory approval, if at all, as a treatment for only the PFIC subtypes studied. It is also possible that odevixibat may ultimately receive regulatory approval, if at all, as a treatment for children with PFIC of some ages but not others. Moreover, we are using change in pruritus as the primary endpoint of our Phase 3 trial for purposes of FDA evaluation. The FDA has informed us that showing a clinically meaningful effect only on pruritus could support approval for the treatment of pruritus associated with PFIC and has indicated to us that meaningful improvements on one or more additional clinical benefit endpoints and/or corroborative real-world clinical evidence would be required to support approval for the treatment of PFIC itself. If the commercial opportunity in PFIC is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect, because odevixibat receives marketing approval, if at all, as a treatment for some but not all PFIC subtypes, for children of some ages but not others, for pruritus associated with PFIC but not PFIC itself or for any other reason, our future revenue from odevixibat may be adversely affected and our business may suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with PFIC and any other rare cholestatic liver diseases and disorders that we may target in the future. Our projections of the number of people who have PFIC or our other potential target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with odevixibat, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for odevixibat. The effort to identify patients with PFIC or our other potential target indications is ongoing, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for odevixibat may be limited or may not be amenable to treatment with odevixibat, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for odevixibat, we may never achieve profitability because the potential target patient population for odevixibat is small.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	we may be unable to recruit and enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or we may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks or undesirable side effects;
●	regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the clinical trials.

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

Odevixibat is an ileal bile acid transporter, or IBAT, inhibitor. There is no marketed drug in the United States or Europe that relies on IBAT inhibition for the treatment of PFIC or any other indication for which we plan to develop odevixibat. Shire plc, or Shire, reported that, SHP625, now known as maralixibat, which it licensed to and is now being developed by Mirum Pharmaceuticals, and has been reported to be an IBAT inhibitor, failed to meet the respective primary endpoints of Phase 2 clinical trials in multiple adult and pediatric indications. We cannot assure you that we will be able to replicate or improve upon our findings from preclinical studies and early clinical trials in later-stage clinical trials of odevixibat for any of our other target indications or that our focus on IBAT inhibition as a medically useful mechanism of action will result in the development of a commercially viable drug that safely and effectively treats PFIC or any of our other target indications.

If serious or unacceptable side effects are identified during the development of odevixibat, A3907, A2342 or any other product candidate, we may need to abandon or limit our development of that product candidate.

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

Even if odevixibat, A3907, A2342 or any potential future product candidate of ours receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If odevixibat, A3907, A2342 or any potential future product candidate of ours receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments or competitive products;
●	the prevalence and severity of any side effects;
●	whether physicians will be willing to prescribe odevixibat to patients with PFIC notwithstanding that the primary endpoint in our Phase 3 clinical trial of odevixibat in patients with PFIC is change in pruritus (FDA) or serum bile acid responder rate (EMA), as opposed to a direct measure of reducing or eliminating progressive liver disease;
●	the ability to offer our product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try and adhere to new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the adequacy of supply of our product candidates;
●	the availability of third-party coverage and adequate reimbursement;

●	the timing of any such marketing approval in relation to other product approvals;
●	support from patient advocacy groups; and
●	any restrictions on concomitant use of other medications.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of odevixibat, A3907, A2342 or any potential future product candidate of ours that receives marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell odevixibat or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

We have limited experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We are building the capabilities to commercialize odevixibat in the United States and Europe in anticipation of marketing approval for odevixibat to treat PFIC in those jurisdictions. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize odevixibat. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as A3907 or A2342, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a PFIC or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

In particular, we are aware of other companies that are developing product candidates that, like our product candidates odevixibat and elobixibat, act via IBAT inhibition. As noted above, Mirum is conducting a Phase 3 clinical trial of maralixibat in PFIC, for which it has reported that it expects to complete enrollment in the second quarter of 2021 and announce topline data by year-end 2021. As of February 2021, Mirum Pharmaceuticals announced the completion of a rolling NDA submission for maralixibat in ALGS, and is planning for a potential launch in ALGS in the second half of 2021. We understand that Mirum’s MAA for maralixibat for the treatment of patients with PFIC type 2 has been accepted for review by the EMA. If approved, our product candidates will compete for a share of the existing market with numerous other products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include the following.

●	For PFIC and many other cholestatic liver diseases, there are currently no approved drug treatments. First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, Mirum has initiated a Phase 3 clinical trial with maralixibat in PFIC, and plans to seek FDA approval for maralixibat as a treatment for pruritus associated with ALGS. We understand that Mirum’s MAA for maralixibat for the treatment of patients with PFIC type 2 has been accepted for review by the EMA. In addition, Intercept Pharmaceuticals’ obeticholic acid, which is approved in the United States in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC, is in Phase 2 development as a treatment for biliary atresia. GlaxoSmithKline’s linerixibat is at the Phase 2 development stage as a treatment for pruritus associated with ALGS. In July 2019, Genfit SA received orphan designations from the FDA and EMA elafibranor for the treatment of PBC. Genfit has announced plans to advance elafibranor into a Phase 3 program for PBC in 2020. Gilead Sciences, Inc.’s FXR agonist, cilofexor, has completed Phase 2 development for PBC, and is in Phase 3 development for PSC.
●	For the pruritus that is characteristic of many cholestatic liver diseases, symptomatic off-label treatment with: UDCA; bile acid sequestrants, such as generic cholestyramine (marketed as, Efensol, Ipocol,

Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various countries), marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG; rifampin, an antibiotic derivative; or naltrexone, an opioid antagonist.
●	For chronic constipation: linaclotide, a guanylate cyclase-C agonist, is marketed by Ironwood Pharmaceuticals, Inc. and Allergan as Linzess in the United States and as Constella (for the treatment of a related condition, irritable bowel syndrome with constipation, or IBS-C) in Europe. Linaclotide is also marketed by Astellas Pharma Inc. as Linzess in Japan for the treatment of IBS-C; lubiprostone, a type-2 chloride channel marketed as Amitiza by Takeda Pharmaceutical Company Limited in the United States and select countries in Europe and by Mylan N.V. in Japan; prucalopride, a motility agent marketed by Shire in the United States as Motegrity and in the European Union as Resolor; and numerous over the counter products, including psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol.
●	Plecanatide, marketed as Trulance by Bausch Health Companies, Inc. is approved in the United States to treat CIC and IBS-C. Ardelyx, Inc.’s product, IBSRELA (tenapanor) was approved by the FDA for the treatment of IBS-C in September 2019.

Even if we are able to commercialize odevixibat, A3907, A2342 or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize odevixibat, A3907, A2342 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for odevixibat, A3907, A2342 or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for odevixibat may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with respect to commercial sales of any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;
●	decreased demand for any products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants or sites;
●	significant costs to defend the related litigation;
●	substantial monetary awards to clinical trial participants or patients;

●	loss of revenue;
●	increased insurance costs; and
●	the inability to commercialize any products that we may develop.

We have separate liability insurance policies that cover each of our clinical trials, as well as a global product/clinical trial policy. These policies provide coverage in varying amounts, with the global policy having a per occurrence and aggregate limit of $10 million. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, odevixibat, A3907, A2342 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. Currently, we are focusing our resources predominantly on odevixibat. As a result, we may forego or delay pursuit of opportunities with potential future product candidates that later could prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products.

We have historically based our research and development efforts on IBAT inhibitors, including odevixibat and elobixibat, to treat cholestatic liver diseases and CIC and on our proprietary formulations of, A3907 and A2342, as potential treatments for adult liver or viral diseases. Notwithstanding our investment to date and anticipated future investment, we have not yet developed, and may never successfully develop, any marketed drugs using these approaches. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Risks Related to Our Dependence on Third Parties

We rely on EA Pharma for the successful commercialization of elobixibat to treat chronic constipation in Japan and for the successful development and commercialization of elobixibat to treat chronic constipation in other select markets in Asia. If EA Pharma does not successfully commercialize elobixibat in Japan, we may not receive any future payments under our license agreement with EA Pharma.

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

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR to date. The Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA. On June 8, 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transactions expenses, in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. Upon receipt of the payments from HCR the Company recorded the $59.3 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be accreted using the effective interest rate method.

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2020, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 19.0%.

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

EA Pharma is responsible for all commercialization of elobixibat in its licensed field (namely, all prophylactic or therapeutic uses of a pharmaceutical product for gastrointestinal diseases and disorders, symptoms of constipation of all causes or postoperative ileus, in colonoscopy cleansing procedures and, in specified circumstances, select liver diseases) in Japan and for all future development and commercialization of elobixibat in its licensed field, and has substantial control over the conduct and timing of development efforts with respect to elobixibat in these countries. We have little control over the amount and timing of resources that EA Pharma devotes, or Mochida devotes, to the commercialization of elobixibat in Japan or to the development of elobixibat in these other countries. If EA Pharma or, where applicable, Mochida fails to devote sufficient financial and other resources, the commercialization of elobixibat in Japan and the development and potential commercialization of elobixibat otherwise in EA Pharma’s licensed territory would be adversely affected. If this occurs, royalties that we could receive on any future elobixibat product sales could be delayed or reduced.

EA Pharma has the right to terminate the elobixibat agreement on a country-by-country basis or in its entirety for an uncured material breach by us or in specified bankruptcy or similar events. EA Pharma also has the right, with

180 days’ notice, to terminate the agreement in its entirety or on a country-by-country basis (except for Japan) for any reason.

If EA Pharma terminates the elobixibat license agreement at any time, for any reason, it would negatively impact both the likelihood that we would receive any future payments under our license agreement with EA Pharma and the development of elobixibat in EA Pharma’s licensed territory outside of Japan, would materially harm our business and could accelerate our need for additional capital. In particular, we would be required to seek a replacement licensee for Japan under the RIAA.

If we do not pursue the development and potential commercialization of elobixibat for the treatment of CIC in the United States or Europe, whether through a licensing, collaboration or similar arrangement or otherwise, the revenue that we will generate based on elobixibat may be lower.

We have commercial rights to elobixibat in the United States, Europe and otherwise outside of the territories licensed to EA Pharma. We do not have any current plan to seek a license or other partnering transaction with a third party for elobixibat for CIC in the United States or Europe. The cost and duration of the additional clinical trial or trials that would be required by the FDA and EMA to support marketing approval of elobixibat to treat CIC is currently uncertain. Even if we were to seek to establish licensing, collaboration or similar arrangement with a third party for the United States or Europe, the uncertain regulatory requirements may interfere with our ability to do so on acceptable terms, or at all. We do not anticipate that we will conduct future clinical trials of elobixibat in CIC for the United States or Europe independently, whether or not we elect to seek a suitable third-party arrangement. If we do not enter into suitable third-party arrangements and do not ourselves conduct clinical trials of elobixibat in CIC for the United States or Europe, the revenue that we will generate based on elobixibat in CIC will be limited to future payments that we receive, if any, under our agreements with EA Pharma, which will reduce the overall commercial potential of elobixibat and may harm our business.

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

        Manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMP’s. The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with volume production, production costs and yields, laboratory testing, quality control, including stability of the product or product candidate, or quality assurance testing, or suffer shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product candidate. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product for commercial sale or product candidates in our clinical trials would be jeopardized.

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

We have licensed rights to develop and commercialize elobixibat for CIC and other gastrointestinal diseases and disorders to EA Pharma in Japan and other select markets in Asia. We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of odevixibat, elobixibat, A3907, A2342 or any potential future product candidate of ours for any or all indications and for any or all territories, except for the rights currently subject to EA Pharma’s license with respect to elobixibat.

Our likely counterparties for any licensing, collaboration or similar arrangement include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Except for our agreement with EA Pharma, we are not currently party to any such arrangement for odevixibat, elobixibat A3907 or A2342. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of the applicable product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Any licensing, collaboration or similar arrangement involving our product candidates would pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between us and a collaborator as to the ownership of intellectual property arising during the collaboration;
●	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others or make us a less attractive collaboration partner by narrowing the scope of potential collaborations into which we may enter;
●	disputes may arise between us and a collaborator that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need to identify and enter into a new licensing, collaboration or similar arrangement or obtain additional capital to pursue further development or commercialization of the applicable product candidates.

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

Our commercial success depends upon our ability and the ability of our current or potential future licensees or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending the outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in depth freedom-to-operate search or analysis for odevixibat. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing odevixibat or any other product candidate. Thus, we do not know with certainty whether odevixibat or any other product candidate, or our commercialization of any such product candidate, does not and will not infringe any third party’s intellectual property.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, costs and lost management time, as well as uncertainties resulting from the initiation and continuation of patent litigation or other proceedings, could have a material adverse effect on our ability to compete in the marketplace.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of odevixibat, A3907, A2342 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for odevixibat is expected to expire in 2022 assuming it withstands any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022, assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for odevixibat and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2039.

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

The FDA has awarded rare pediatric disease priority review vouchers, or PRVs, to sponsors of drug products intended to treat rare pediatric disease products if the treatment and product application meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, BLA, for the treatment or prevention of a rare pediatric disease, the sponsor of the application may be eligible for a PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. The FDA has granted rare pediatric disease designation for odevixibat for PFIC. The PRV program is now set to expire at the end of 2024, or 2026 for products that receive rare pediatric disease designation by 2024.Therefore, there is no guarantee that we will receive a PRV for odevixibat even if it is approved by the FDA to treat a rare pediatric disease.

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

Maralixibat has been evaluated to date in a greater number of PFIC patients than has odevixibat. If (1) prior to marketing approval, if any, of odevixibat to treat PFIC in the European Union, maralixibat is approved in the European Union to treat PFIC and at the time of approval maintains its designation as an orphan medicinal product, (2) odevixibat is deemed to be a similar medicinal product to maralixibat and (3) we are not able to establish that odevixibat provides a significant benefit to patients compared with maralixibat, we may not be able to obtain marketing approval of odevixibat in the European Union for at least several years. We understand that Mirum’s MAA for maralixibat for the treatment of patients with PFIC type 2 has been accepted for review by the EMA.

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

Our product candidates, including odevixibat, A3907 and A2342, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. In December 2020, we announced that we submitted an NDA to the FDA and an MAA to the EMA, seeking approval of odevixibat for the treatment of patients with PFIC. Other than the approval of elobixibat received by EA Pharma for the treatment of chronic constipation in Japan, we have not received approval to market odevixibat, A3907, A2342 or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and have relied on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that odevixibat, A3907, A2342 or any potential future product candidate of ours is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period that ended on December 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom was, prior to Brexit, derived from European Union directives and regulations, Brexit and the new Trade and Cooperation Agreement between the European Union and the United Kingdom that took provisional effect on January 1, 2021 could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

In order to market and sell odevixibat, A3907, A2342 or any potential future product candidate of ours in jurisdictions other than the United States or Europe, we or a current or potential future licensee or collaborator must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We or a current or potential future licensee or collaborator may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all.

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

The FDA closely regulates compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

●	litigation involving patients taking our products;
●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. The FDA has granted fast track designation for odevixibat for pruritus associated with PFIC, but there is no assurance that odevixibat will receive marketing approval from the FDA or that approval will be granted within any particular timeframe. We may also seek fast track designation for other current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidate, including odevixibat, A3907 or A2342, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals, and third-party payors may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute any product candidate for which we obtain marketing approval.

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

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of odevixibat, A3907, A2342 or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates, including odevixibat A3907, or A2342, for which we obtain marketing approval. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In March 2010, the Affordable Care Act, or ACA, became law in the United States. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Congress has expressed an intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including a drug price transparency law in Vermont that applies to pharmaceutical manufacturers, that may have an impact on our business.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting. As a non-accelerated filer, we are not required this year to obtain an attestation report on internal control over financial reporting from our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any future testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. While our management concluded that our internal control over financial reporting is effective as of December 31, 2020, there is no assurance that we or our independent registered public accounting firm will not identify material weaknesses in the future, which could have a material adverse impact on our business and the trading price of our common stock.

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

We conduct a significant portion of our operations outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars. Exchange rate fluctuations between local currencies, the euro and the dollar create risk in several ways, including the following: weakening of the dollar may increase the cost of overseas research and development expenses and the cost of sourced product components outside the United States; strengthening of the dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on-nondollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins may be affected.

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

Our business is subject to risks associated with conducting business internationally. Some of our operations are located outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;
●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
●	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;
●	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;
●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	limits in our ability to penetrate international markets;
●	restrictions on traveling outside the United States;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, pandemics, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion

The United Kingdom’s withdrawal from the European Union could adversely impact operations, make it more difficult for us to do business in Europe and impose additional regulatory costs and challenges in securing approval of our product candidate.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period that ended on December 31, 2020. The United Kingdom entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament. The United Kingdom’s withdrawal could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the United Kingdom or in the rest of Europe, it may have a material adverse effect on operations and sales.

Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, the United Kingdom and the European Union have entered into a new Trade and Cooperation Agreement, which is designed to implement a new structure for trade agreements involving United Kingdom and the European Union, which may result in increased trade barriers and could make doing business in Europe more difficult.

We may also face new and additional regulatory costs and challenges from the new Trade and Cooperation Agreement that could have a material adverse effect on operations. Since a significant proportion of the regulatory framework in the United Kingdom was, prior to Brexit, derived from European Union directives and regulations, the new post-Brexit framework could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. We are currently evaluating the potential impacts on our business of the new Trade and Cooperation Agreement, including provisions relating to the manufacturing of medicinal products. Any delays to manufacturing or delays in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit, the Trade and Cooperation Agreement, or otherwise, would prevent us from commercializing product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The market price of our common stock could continue to be subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the progress, scope, cost, duration or results of our current and any future clinical trials of our product candidates;
●	the timing and success of submission, acceptance and approval of regulatory filings;
●	our ability to obtain regulatory approvals for our product candidates, delays or failures to obtain such approvals and any restrictions, limitations or warnings in the label of any approved product candidates;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	issues in manufacturing our approved products, if any, or product candidates;
●	the entry into, or termination of, licensing, collaboration or similar agreements, or other key agreements, and the agreement terms;
●	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	adverse publicity relating to the markets in which we compete, including with respect to other products and potential products in such markets;
●	the introduction of technological innovations or new therapies that compete with our product candidates or products, if any;
●	the loss of key employees;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	low trading volume;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	changes in the structure of health care payment systems;
●	failure to maintain compliance with listing requirements of The Nasdaq Capital Market; and

●	period-to-period fluctuations in our financial results.

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

We currently expect to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, of our stockholders for the foreseeable future.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Among others, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board of directors;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan or “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all of our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Stockholders

As of January 31, 2021, we had 19,113,291 outstanding shares of common stock and no outstanding shares of preferred stock. As of January 31, 2021, there were approximately 24 holders of record of our common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the year ended December 31, 2020.

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

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $266.8 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2020, we had approximately $251.3 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue from the receipt of royalty revenue, upfront or license fees and milestone payments. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

For the years ended December 31, 2020 and 2019, we recognized revenue of $8.3 million and $9.6 million, respectively, related to our agreement with EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

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

Other Operating (Income), Expense

Other operating (income), expense consists primarily of foreign currency exchange gains or losses associated with revaluation of intercompany loans.

Interest Expense, net

Interest expense, net consists primarily of non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan in addition to interest expense associated with our note payable. In addition, interest expense, net includes interest income associated with our interest-bearing cash and cash equivalents.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2020 in this Annual Report on Form 10-K. We believe that our accounting policies relating to revenue recognition, research and development expenses and accounting for the liability related to sale of future royalties are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

We enter into licensing agreements which are within the scope of ASC 606, under which we may exclusively license rights to research, develop, manufacture and commercialize our product candidates to third parties. The terms of these arrangements may include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above and (b) the transaction price under step (iii) above. We use our judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.

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

Monetization of Future Royalties

In December 2017, we entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to us under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds we received from HCR. In January 2018, we received $44.5 million from HCR, net of certain transaction expenses, under the RIAA. On June 8, 2020, the parties entered into an amendment to the RIAA pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transactions expenses, in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) the $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. We are obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although we sold our rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, we will continue to account for these royalties as revenue. Upon receipt of the payments from HCR we recorded net cash totaling $59.3 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method.

We record estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2020, our estimate of total interest expense resulted in an annual effective interest rate of approximately 19.0%.

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

Results of Operations

Years Ended December 31, 2020 and December 31, 2019

Result of Operations

	Year Ended
	December 31,		Change
	2020	2019	$

	(in thousands)
Revenue	$8,308	$9,636	$(1,328)
Operating Expenses
Research and development	76,777	45,575	31,202
General and administrative	42,448	22,963	19,485
Other operating (income) expense, net	(14,646)	2,210	(16,856)
Total operating expenses	104,579	70,748	33,831
Operating loss	(96,271)	(61,112)	(35,159)
Interest expense, net	(11,362)	(5,296)	(6,066)
Other non-operating income	-	3,691	(3,691)
Net loss	$(107,633)	$(62,717)	$(44,916)

Revenue

	Year Ended
	December 31,		Change
	2020	2019	$

	(in thousands)
Revenue	$8,308	$9,636	$(1,328)

Revenue was $8.3 million for the year ended December 31, 2020, compared with revenue of $9.6 million for the year ended December 31, 2019, a decrease of $1.3 million. The decrease in revenue primarily relates to a sales-based milestone achieved in 2019 offset by higher sales-based royalties earned in 2020.

Research and development expenses

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
Research and development expenses	$76,777	$45,575	$31,202

Research and development expenses were $76.8 million for the year ended December 31, 2020 compared with $45.6 million for the year ended December 31, 2019, an increase of $31.2 million. The higher research and development expenses for the 2020 period were principally due to personnel expenses as we continue to increase our headcount and program activities. The increase in program activities related primarily to odevixibat for regulatory submissions in PFIC, the initiation of clinical trials for additional indications for biliary atresia and Alagille syndrome, and preclinical programs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
Direct third-party project costs:
Odevixibat	$42,799	$19,605	$23,194
Elobixibat	2,926	4,753	(1,827)
A3384	93	518	(425)
Preclinical	5,335	4,049	1,286
Total	$51,153	$28,925	$22,228
Other project costs(1):
Personnel costs	$22,933	$11,484	$11,449
Other costs(2)	2,691	5,166	(2,475)
Total	$25,624	$16,650	$8,974
Total research and development costs	$76,777	$45,575	$31,202

(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
General and administrative expenses	$42,448	$22,963	$19,485

General and administrative expenses were $42.4 million for the year ended December 31, 2020 compared with $23.0 million for the year ended December 31, 2019, an increase of $19.5 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity.

Other operating (income) expense, net

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
Other operating (income) expense, net	$(14,646)	$2,210	$(16,856)

Other operating (income) expense, net totaled $14.6 million of income for the year ended December 31, 2020 compared with $2.2 million of expense for the year ended December 31, 2019, a difference of $16.9 million. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
Interest expense, net	$(11,362)	$(5,296)	$(6,066)

Interest expense, net totaled $11.4 million of expense for the year ended December 31, 2020 compared with $5.3 million for the year ended December 31, 2019, a difference of $6.1 million. The difference was principally attributable to higher non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan in addition to interest expense associated with our note payable offset by interest income associated with our interest-bearing cash and cash equivalents.

Other non-operating income

	Year Ended December 31,		Change
	2020	2019	$

	(in thousands)
Other non-operating income	$—	$3,691	$(3,691)

Other non-operating income was $0.0 million of income for the year ended December 31, 2020 compared with $3.7 million of income for the year ended December 31, 2019, a difference of $3.7 million. The difference is primarily related to the proceeds from a legal settlement in 2019.

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

As of December 31, 2020, our cash and cash equivalents were approximately $251.3 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of December 31, 2020, we have received approximately $49.9 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia.  We are eligible to receive additional amounts of up to $5.3 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. Pursuant to the RIAA, any additional royalties and sales milestone payments that we receive from EA Pharma will be payable by us to HCR under the RIAA.

In March 2019, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, with respect to an at-the-market offering program for us to offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequently, in May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to the sales agreement. This agreement terminated on May 7, 2020.

In addition, in February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

On May 7, 2020, we filed a new universal shelf registration on Form S-3, or the 2020 Form S-3, with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. On May 7, 2020, we also entered into a new sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of December 31, 2020, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On June 8, 2020, we entered into a Loan and Security Agreement with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to Borrower in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of December 31, 2020, we borrowed an aggregate principal amount of $10.0 million and an aggregate principal amount of up to $65.0 million remains available for future borrowings.

Under the Loan and Security Agreement, we also agreed to issue to Hercules warrants to purchase a number of shares of our common stock equal to 1% of the aggregate amount of the Term Loans that are funded, as such amounts are funded. On the Closing Date, we issued a warrant for 5,311 shares of our common stock. The warrants will be exercisable for a period of seven years from the date of the issuance of each warrant at a per-share exercise price equal to $18.83, subject to certain adjustments as specified in the warrants. The shares of common stock underlying the warrants were subsequently registered on Form S-3 with the SEC, which was declared effective on August 18, 2020.

On or about February 25, 2021, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to 400million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2021 Form S-3. On or about February 25, 2021, we intend to enter into a new sales agreement, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100 million. Our issuance and sale, if any, of shares under the 2021 Sales Agreement is subject to the effectiveness of the 2021 Form S-3. We make no assurances as to if or when the 2021 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2021 Form S-3. No additional securities registered under the 2020 Form S-3 will be offered or sold after date of effectiveness of the 2021 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2021 Sales Agreement that we intend to enter into or any securities under the 2021 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Cash Flows

Years ended December 31, 2020 and December 31, 2019

	December 31,
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(101,029)	(52,919)
Investing activities	(78)	(540)
Financing activities	220,276	23,504
Total	$119,169	(29,955)
Effect of exchange rate changes on cash and cash equivalents	260	(2,087)
Net increase (decrease) in cash and cash equivalents	$119,429	$(32,042)

Operating activities

Cash used in operating activities of $101.0 million for the year ended December 31, 2020 was primarily a result of our $107.6 million net loss from operations and a net decrease in assets and liabilities of $4.7 million. The net decrease in operating assets and liabilities for the year ended December 31, 2020 was primarily driven by decreases in prepaid expenses and other current assets, decreases in accrued expenses, as well as decreases in other current and long-term liabilities. This decrease was offset by non cash items, including $14.6 million of stock-based compensation expense, $14.6 million of foreign currency adjustments, and $10.8 million of accretion of liability related to sale of future royalties. Cash used in operating activities of $52.9 million for the year ended December 31, 2019 was primarily a result of our $62.7 million net loss from operations and a net decrease in assets and liabilities of $10.3 million. The net decrease in operating assets and liabilities for the year ended December 31, 2019 was primarily driven by a decrease in accrued expenses and an increase to prepaid expenses and other current asset, and accounts payable. This decrease was offset by non cash items, including $8.4 million of accretion of liability related to sale of future royalties, $7.6 million of stock-based compensation expense, and $4.0 million of foreign currency adjustments.

Investing activities

Net cash used in investing activities for the year ended December 31, 2020 was $0.1 million compared to $0.5 million for 2019. The change was primarily due to higher purchases of property and equipment in 2019.

Financing activities

Cash provided by financing activities of $220.3 million for the year ended December 31, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $193.3 million, proceeds from the HCR royalty agreement of $14.8 million, proceeds from the issuance of debt, net of issuance costs of $9.5 million, and proceeds from exercise of options of $2.8 million. Cash provided by financing activities of $23.5 million for the year ended December 31, 2019 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $20.8 million and proceeds from exercise of options of $2.7 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements into 2023 including for the commercial launch of odevixibat, if approved, for our open-label trial in PFIC for odevixibat, in addition to Phase 3 clinical programs for odevixibat in biliary atresia and Alagille syndrome, as well as A3907, A2342 and our preclinical programs. We anticipate an operating cash burn rate in the range of $120.0 to $130.0 million in 2021. However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

●	any unfavorable development or delay in our odevixibat program in PFIC, including the review or approval of our odevixibat marketing applications in the United States and Europe for PFIC and the costs and timing of our pre-commercialization preparations;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of odevixibat in biliary atresia and the pivotal clinical trial of odevixibat in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue;
●	current and potential impacts of the COVID-19 pandemic on our business;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

We cannot determine precisely the dates of potential regulatory approval of odevixibat in PFIC or the dates of our potential commercial launch, or the completion dates and related costs of our development programs due to inherent uncertainties in outcomes of clinical trials and the regulatory approval process. We cannot be certain that we will be able to successfully complete our pre-commercialization activities or research and development programs or establish licensing, collaboration or similar arrangements for our product candidates. Our failure or the failure of any current or potential future licensee to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of December 31, 2020, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On or about February 25, 2021, we expect to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we expect to register for sale up to $400million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2021 Form S-3, including up to $100 million of our common stock pursuant to the new sales agreement with respect to an at-the-market offering program. We make no assurances as to if or when the 2021 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2021 Form S-3. No additional securities registered under the 2020 Form S-3 will be offered or sold after the date of effectiveness of the 2021 Form S-3.  This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the 2021 Sales Agreement that we intend to enter into or any securities under the 2021 Form S-3 that we intend to file with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The sale of additional equity or convertible debt securities may result in significant dilution to our stockholders, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, following the closing of our September 2020 public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt may provide for operating and financing covenants that would restrict our operations. We may also seek to finance future cash needs through potential future licensing, collaboration or similar arrangements. These arrangements may not be available on acceptable terms or at all, and we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2021 annual meeting of stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2021 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2021 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2021 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2021 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Item 15(a)(3)                 Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8-K (Exhibit 2.1)	7/13/2016	001-33451

3.1	Restated Certificate of Incorporation, as amended, of the Registrant.		S-3 (Exhibit 4.1.1)	10/13/2017	333-220958

3.2	Amended and Restated Bylaws of the Registrant.		S-8 (Exhibit 4.2)	7/6/2007	333-144407

4.1	Form of common stock certificate.		10-K (Exhibit 4.1)	12/22/2016	001-33451
4.2	Description of the Registrant’s Securities.		10-K (Exhibit 4.2)	3/2/2020	001-33451

4.3	Form of Warrant issued by the Registrant to Hercules Capital, Inc.		8-K (Exhibit 10.2)	6/9/2020	001-33451

10.1*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Ronald H.W. Cooper.		10-K (Exhibit 10.1)	3/6/2019	001-33451

10.2*	Employment Agreement, dated as of October 4, 2018, by and between the Registrant and Simon N. R. Harford.		10-Q (Exhibit 10.3)	11/8/2018	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.3*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between Albireo AB and Jan P. Mattsson, Ph.D.		10-K (Exhibit 10.3)	3/6/2019	001-33451
10.4*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Martha J. Carter.		10-K (Exhibit 10.4)	3/6/2019	001-33451

10.5*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Patrick Horn.		10-K (Exhibit 10.5)	3/6/2019	001-33451

10.6*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Jason G. Duncan.		10-K (Exhibit 10.6)	3/6/2019	001-33451

10.7*	Employment Agreement, dated as of March 25, 2019, by and between the Registrant and Pamela Stephenson.		10-Q (Exhibit 10.1)	5/9/2019	001-33451

10.8*	Employment Agreement, dated as of October 31, 2019, by and between the Registrant and Michelle Graham.		10-Q (Exhibit 10.1)	11/6/2019	001-33451

10.9*	Albireo Pharma, Inc. 2018 Equity Incentive Plan, as amended.		8-K (Exhibit 10.1)	6/18/2019	001-33451

10.10*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.2)	8/9/2018	001-33451

10.11*	Form of Restricted Stock Unit Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.5)	8/9/2018	001-33451

10.12*	Albireo Pharma, Inc. 2018 Employee Stock Purchase Plan.		10-Q (Exhibit 10.3)	8/9/2018	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.13*	Inducement Stock Option Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10-Q (Exhibit 10.5)	11/8/2018	001-33451

10.14*	Inducement Restricted Stock Unit Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10-Q (Exhibit 10.6)	11/8/2018	001-33451

10.15*	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.1)	11/14/2017	001-33451

10.16*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-K (Exhibit 10.11)	3/27/18	001-33451

10.17*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8-K (Exhibit 10.9)	11/4/2016	001-33451

10.18*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10-K (Exhibit 10.13)	12/22/2016	001-33451

10.19*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Biodel Transaction.		10-K (Exhibit 10.14)	12/22/2016	001-33451

10.20*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001-33451

10.21*	2010 Incentive Stock Option Agreement.		10-Q (Exhibit 10.2)	5/7/2010	001-33451

10.22*	2010 Non Statutory Stock Option Agreement.		10-Q (Exhibit 10.3)	5/7/2010	001-33451

10.23*	2010 Restricted Stock Unit Agreement.		10-Q (Exhibit 10.4)	5/7/2010	001-33451

10.24*	Amended and Restated 2004 Stock Incentive Plan.		S-1/A (Exhibit 10.3)	3/27/2007	333-140504

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.25*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10-K (Exhibit 10.19)	12/21/2007	001-33451

10.26*	2005 Non-Employee Directors’ Stock Option Plan.		S-1/A (Exhibit 10.5)	3/27/2007	333-140504

10.27*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10-K (Exhibit 10.20)	12/21/2007	001-33451
10.28*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8-K (Exhibit 10.8)	11/4/2016	001-33451

10.29*	Nonemployee Director Compensation Policy.		10-Q (Exhibit 10.1)	5/7/2020	001-33451

10.30	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solution, Inc. and Biodel Inc.		8-K (Exhibit 10.1)	9/9/2016	001-33451

10.30.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.1)	3/27/2017	001-33451

10.30.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

			10-K (Exhibit 10.28.2)	3/27/2017	001-33451

10.30.3**	Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.3)	3/27/2017	001-33451

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.30.4**		Third Amendment to the License Agreement, dated as of December 7, 2017, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.27.4)	3/27/2018	001-33451

10.31.1**		Royalty Interest Acquisition Agreement, dated as of December 28, 2017, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.		10-K (Exhibit 10.28)	3/27/2018	001-33451

10.31.2**	*

Amendment to Royalty Interest Acquisition Agreement, dated as of June 8, 2020, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.

				8-K (Exhibit 10.3)	6/9/2020	001-33451

10.32.1		Office Lease Agreement, dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	2/10/2017	001-33451

10.32.2		Amendment No. 1 to Office Lease Agreement, dated as of March 28, 2019, by and between the Registrant and POSIG Investors, LLC.		8-K (Exhibit 10.1)	4/3/2019	001-33451

10.32.3		Amendment No. 2 to Office Lease Agreement, dated as of May 4, 2020, by and between NS Boston III PO Owner LLC and the Registrant.		10-Q (Exhibit 10.2)	5/7/2020	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.33	Loan and Security Agreement, dated as of June 8, 2020, by and among the Registrant, Albireo AB, and Hercules Capital, Inc.		8-K (Exhibit 10.1)	6/9/2020	001-33451

10.34*	Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.1)	11/5/2020	001-33451

10.35*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.2)	11/5/2020	001-33451

10.36*	Form of Restricted Stock Unit Agreement under the 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.3)	11/5/2020	001-33451

14.1	Albireo Pharma, Inc. Corporate Code of Conduct and Ethics and Whistleblower Policy.	X

21.1	Subsidiaries.	X

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

	SCH XBRL Taxonomy Extension Schema Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	CAL XBRL Taxonomy Extension Calculation Linkbase Document.	X

	DEF XBRL Taxonomy Extension Definition.	X

	LAB XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*       Management contract or compensatory plan or arrangement.

**     Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBIREO PHARMA, INC.

Date: February 25, 2021	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	February 25, 2021
Ronald H.W. Cooper	(principal executive officer)

/s/ Simon N.R. Harford	Chief Financial Officer and Treasurer	February 25, 2021
Simon N.R. Harford	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	February 25, 2021
David Chiswell, Ph.D.

/s/ Anne Klibanski, M.D.	Director	February 25, 2021
Anne Klibanski, M.D.

/s/ Michael Gutch, Ph.D.	Director	February 25, 2021
Michael Gutch, Ph.D.

/s/ Roger A. Jeffs, Ph.D.	Director	February 25, 2021
Roger A. Jeffs, Ph.D.

/s/ Stephanie S. Okey, M.S.	Director	February 25, 2021
Stephanie S. Okey, M.S.

/s/ Davey S. Scoon	Director	February 25, 2021
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Albireo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Clinical Trial Expense
Description of the Matter

As of December 31, 2020, the Company’s accrued clinical trial development costs totaled $4.9 million. Additionally, the Company’s prepaid expenses and other current assets totaled $10.6 million, which includes amounts paid in advance of services being provided by contracted third parties. As discussed in Note 1 to the consolidated financial statements, the significant factors used in estimating clinical trial expenses include the number of patients enrolled, the percentage of work completed to date and contract milestones achieved. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by contracted third parties regarding the status of their contracted activity.

Auditing the Company’s clinical trial expenses is especially challenging due to the application of significant management judgment over the estimate of services provided. Specifically, the amount of accrued and prepaid clinical trial development costs recognized is sensitive to the availability of information to make the estimates, including the estimate of the period over which services will be performed, the level of effort expended as of the balance sheet date and the associated cost of such services. Additionally, due to the long duration of clinical trials and contractual terms for invoicing, the actual amounts incurred are required to be estimated as of the report date.

How We Addressed the Matter in Our Audit

To test clinical trial expenses, we performed audit procedures that included, among others, reviewing material contracts and related amendments for key financial and contractual terms.  In addition, for a sample of transactions, we compared the clinical trial expenses incurred against related year-to-date invoices and contracts to test that the expense was recognized in the appropriate period and that amounts were properly accrued or capitalized depending upon the timing of payments. We also evaluated management’s estimates of progress for a sample of clinical trials and manufacturing efforts by making direct inquiries of the Company’s research and development personnel who oversee the clinical trials.  Further, we confirmed with contracted third parties the costs incurred to date, the terms and conditions of the related contract, including any executed amendments. To evaluate the completeness of the accrued clinical trial development costs we also examined invoices received from contracted third parties as well as tested material cash disbursements made subsequent to December 31, 2020.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

February 25, 2021

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$251,272	$131,843
Prepaid expenses and other current assets	10,593	9,956
Total current assets	261,865	141,799
Property and equipment, net	478	597
Goodwill	17,260	17,260
Other assets	6,004	5,413
Total assets	$285,607	$165,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,283	$4,785
Accrued expenses	19,051	13,486
Other current liabilities	948	653
Total current liabilities	25,282	18,924
Liability related to sale of future royalties	65,894	48,714
Note payable, net of discount	9,621	—
Other long-term liabilities	3,579	4,270
Total liabilities	104,376	71,908
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 authorized at December 31, 2020 and December 31, 2019; 0 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share — 30,000,000 authorized at December 31, 2020 and December 31, 2019; 19,107,040 and 12,749,443 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	191	127
Additional paid-in capital	456,472	245,769
Accumulated other comprehensive (loss) income	(8,612)	6,452
Accumulated deficit	(266,820)	(159,187)
Total stockholders’ equity	181,231	93,161
Total liabilities and stockholders’ equity	$285,607	$165,069

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$8,308	$9,636
Operating expenses:
Research and development	76,777	45,575
General and administrative	42,448	22,963
Other operating (income) expense, net	(14,646)	2,210
Total operating expenses	104,579	70,748
Operating loss	(96,271)	(61,112)
Interest expense, net	(11,362)	(5,296)
Other non-operating income	—	3,691
Net loss	$(107,633)	$(62,717)
Net loss per common share - basic and diluted	$(6.73)	$(5.04)
Weighted-average common shares used to compute basic and diluted net loss per common share	15,983,058	12,437,742

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(107,633)	$(62,717)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,064)	2,159
Total other comprehensive (loss) income	(15,064)	2,159
Total comprehensive loss	$(122,697)	$(60,558)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2018	11,969,928	$120	$214,694	$4,293	$(96,470)	$122,637
Share based compensation expense	—	—	7,578	—		7,578
Exercise of options and vesting of RSUs and ESPP	142,148	1	2,728	—	—	2,729
Issuance of common stock, net of costs	637,367	6	20,769	—	—	20,775
Other comprehensive income	—	—	—	2,159	—	2,159
Net loss	—	—	—	—	(62,717)	(62,717)
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161
Share based compensation expense	—	—	14,615	—	—	14,615
Exercise of options and vesting of RSUs and ESPP	166,847	2	2,772	—	—	2,774
Issuance of warrants			113			113
Issuance of common stock, net of costs	6,190,750	62	193,203			193,265
Other comprehensive loss	—	—	—	(15,064)	—	(15,064)
Net loss	—	—	—	—	(107,633)	(107,633)
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	$181,231

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(107,633)	$(62,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	10,778	8,360
Accretion of debt discount and amortization of issuance costs	248	—
Depreciation and amortization	192	127
Share based compensation expense	14,615	7,578
Foreign currency adjustments	(14,573)	4,006
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(508)	(6,331)
Other assets	575	(360)
Accounts payable	275	577
Accrued expenses	(4,774)	(4,095)
Other current and long-term liabilities	(224)	(64)
Net cash used in operating activities	(101,029)	(52,919)
Cash flows from investing activities:
Purchase of property and equipment	(78)	(540)
Net cash used in investing activities	(78)	(540)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	193,265	20,775
Proceeds from royalty agreement, net of issuance costs	14,750	—
Proceeds from issuance of debt, net of issuance costs	9,487	—
Proceeds from exercise of options and vesting of RSUs	2,774	2,729
Net cash provided by financing activities	220,276	23,504
Effect of exchange rate changes on cash and cash equivalents	260	(2,087)
Net increase (decrease) in cash and cash equivalents	119,429	(32,042)
Cash and cash equivalents—beginning of period	131,843	163,885
Cash and cash equivalents—end of period	$251,272	$131,843
Supplemental disclosures of cash and non-cash activities:
Warrants issued with long-term debt	$113	$—
Cash paid for income taxes	$—	$20
Right of use assets and lease obligations recorded upon amended lease agreements	$—	$4,747

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

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating (income) expense, net except for changes in the liability related to the sale of future royalties which are recorded in Other non-operating (income) expense, net in the Consolidated Statements of Operations.

The results and financial position of the Company’s subsidiaries’ that have a functional currency different from the USD are translated as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2020 and 2019;
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

Property and equipment purchased for less than $10,000 are expensed immediately. Costs for repairs and maintenance are expensed as incurred.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other operating (income) expense, net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset. There were no impairments recorded for the years ended December 31, 2020 and 2019.

Research and development expenses

Research and development costs are expensed as incurred and include primarily salaries, benefits and other staff-related costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs.

The Company’s nonclinical studies and clinical trials are performed by third-party contract research organizations (CROs). Some of these expenses are billed monthly for services performed, while others are billed based upon milestones achieved. For nonclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date and contract milestones achieved. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by the respective CROs regarding the status of the contracted activity, with adjustments made when deemed necessary.

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

In 2012, the Company entered into a license agreement (the Agreement) with EA Pharma Co., Ltd. (EA Pharma) to develop a select product candidate (elobixibat) for registration and subsequent commercialization in select markets. In conjunction with the Agreement, the Company granted EA Pharma an exclusive license to its intellectual property for development and commercialization activities in the designated field and territories. The Company has completed all of its performance obligations.

As of December 31, 2020, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $5.3 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

Monetization of Future Royalties

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR. In January 2018, the Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA. On June 8, 2020, the parties entered into an amendment to the RIAA pursuant to which HCR agreed to pay the Company an additional $14.8 million, net of certain transactions expenses, in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) the $15.0 million payable to the Company if a specified sales milestone is achieved for elobixibat in Japan. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. Upon receipt of the payments from HCR the Company recorded net cash totaling $59.3 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method.

The following table shows the activity within the liability account for the year ended December 31, 2020:

December 31, 2020
(in thousands)
Liability related to sale of future royalties—beginning balance	$55,144
Accretion of interest expense on liability related to royalty monetization	10,778
Proceeds from sale of future royalties, net	14,750
Repayment of the liability	(12,078)
Liability related to sale of future royalties—ending balance	$68,594
Less current portion classified within accrued expenses	(2,700)
Net ending liability related to sale of future royalties	$65,894

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2020, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 19.0%.

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

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the years ended December 31, 2020 and December 31, 2019, due to the lack of historical and implied volatility data of the Company’s common stock and equivalents, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded. The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

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

Employee benefits

Pension obligations

The Company has a defined contribution pension plan for its Sweden-based employees whereby the Company pays contributions to employee benefit or insurance plans on a mandatory, contractual or voluntary basis.

The Company paid $0.7 million and $0.4 million to the plans for the years ended December 31, 2020 and 2019, respectively.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $0.5 million and $0.2 million to the plan for the years ended December 31, 2020 and 2019, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2020 and 2019.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

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

Goodwill

Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill has an indefinite life and is subject to periodic testing for impairment.

Goodwill is assessed at least annually, but also whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review, include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; (d) significant decline in the Company’s stock price for a sustained period; and (e) a decline in the Company’s market capitalization below net book value.

The Company conducts an impairment assessment on October 1 each year taking a quantitative test which compares the fair value to the net carrying value, and records an impairment of goodwill to the extent that the net carrying value exceeds the fair value. During the fourth quarter of 2020 and 2019, we completed our annual impairment assessment and concluded that goodwill was not impaired in any of those years.

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

3. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
IT equipment	$318	$306
Vehicles	-	81
Leasehold improvements	58	58
Furniture and fixtures	453	378
Total property and equipment, gross	829	823
Less: Accumulated depreciation	(351)	(226)
Total property and equipment, net	$478	$597

Depreciation expense for the years ended December 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
Accrued payroll and benefits	$8,492	$2,990
Accrued professional fees	649	359
Accrued development costs	5,968	2,887
Accrued liability related to monetization of future royalties	2,700	6,430
Accrued other	1,242	820
Total accrued expenses	$19,051	$13,486

5. Commitments and contingencies

Operating lease commitments

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases. These leases include renewal rights and, as for the corporate headquarters lease, escalating payments. On March 28, 2019, the Company entered into an amendment to the Boston, Massachusetts lease to (i) replace the Company’s prior office space with a new office space that is being leased from the same landlord and (ii) extend the term of the lease through October 31, 2026. The new leased space contains monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the lease with the Company obligated to make approximately $4.2 million of aggregate lease payments over the term of the lease, or approximately $900,000 annually.

The Company’s lease in Göteborg, Sweden includes the rental of office space. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.  This lease renews automatically for consecutive three year terms unless notice of non-renewal is given by either party at least nine months prior to the end of the current term of February 2022.

As of December 31, 2020 the net balance of ROU assets totaled $4.1 million and was classified within other non-current assets. Operating lease expense was $1.2 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.  There were no short-term lease or variable lease costs incurred for the either of the years ended

December 31, 2020 and 2019.  As of December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 5.68 years. As of December 31, 2020, the weighted- average discount rate was 9.95%.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at December 31, 2020:

Total Minimum Lease Payments
(in thousands)
2021	1,028
2022	906
2023	921
2024	936
2025 and beyond	1,756
Total minimum lease payments	$5,547
Less imputed interest	(1,344)
Total lease liability	$4,203

Reported as:
Other current liabilities	$(640)
Other long-term liabilities	(3,563)
Total lease liabilities	$(4,203)

As of December 31, 2020, future minimum commitments under facility operating leases were $4.2 million. For the years ended December 31, 2020 and 2019, the Company paid $1.0 million and $0.4 million in cash related to operating leases, respectively.

Agreements with CROs

As of December 31, 2020, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $7.2 million upon the completion of contracted work.

Legal Contingency

On November 18, 2019 we entered into a settlement agreement with Ferring resolving to the parties’ mutual satisfaction a litigation we brought in New York State Supreme Court concerning the License Agreement, dated July 2, 2012, between us and Ferring. The parties have exchanged mutual releases and filed a stipulation voluntarily discontinuing the case with prejudice. Albireo received net proceeds of $3.7 million included in other non-operating income in the consolidated statements of operations.

6. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement (the Loan and Security Agreement) with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders (collectively, referred to as the “Lender”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the “Agent” or “Hercules”) pursuant to which term loans of up to an aggregate principal amount of up to $80.0 million (the “Term Loans”) are available to the Company. The Loan Agreement provides for (i) an initial term loan advance of $10.0 million, which closed on June 8, 2020, (ii) subject to the achievement of certain initial performance milestones (“Performance Milestone I”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, a right of the Company to request that the Lender make additional term loan advances in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. The Company is required to pay an end of term fee (“End of Term Charge”) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

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

In connection with the Loan Agreement, the Company granted Agent a security interest senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of Company’s property and other assets, and certain equity interests and accounts of Albireo AB, subject to limited exceptions including the Borrower’s intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.

The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method.  The effective interest rate of the outstanding debt under the Loan Agreement is approximately 15.3%.

As of December 31, 2020 the carrying value of the note payable consists of the following:

December 31, 2020
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(1,074)
Note payable net of discount, long-term	$9,621

During the year ended December 31, 2020, the Company recognized $0.8 million, of interest expense related to the Loan Agreement. No interest expense was associated with the Loan Agreement for the year ended December 31, 2019.

Through December 31, 2020, the Company borrowed $10.0 million under the Loan Agreement and incurred $1.3 million of debt discount and issuance costs inclusive of facility fees, legal fees, End of Term Charge and fair value of the warrant.

Estimated future principal payments due under the Loan Agreement, including the contractual End of Term Charge are as follows as of December 31, 2020:

Note Principal Payments
(in thousands)
2021	$—
2022	4,553
2023	4,994
2024	1,148

As of December 31, 2020, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

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

7. Goodwill

There was no change in goodwill during 2020 or 2019.

8. Net loss per share

The following table sets forth the computation of Basic loss per share and Diluted loss per share (in thousands, except for share and per share data):

	Year Ended
	2020	2019
Basic and Diluted loss per share:
Numerator
Net loss	$(107,633)	$(62,717)
Denominator
Weighted average number of shares outstanding	15,983,058	12,437,742
Basic and Diluted loss per share:	$(6.73)	$(5.04)

The following outstanding common stock equivalents were excluded from the computation of Diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	2020	2019
Options to purchase common stock, RSUs and warrants	2,413,037	1,833,920

9. Income taxes

Effects of the Tax Cuts and Job Act

The Company has had an overall net operating loss position since its inception. There was no current or deferred tax provision for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, the components of loss before income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
U.S.	$(86,041)	$(29,337)
Foreign	(21,592)	(33,380)
Total	$(107,633)	$(62,717)

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended
	December 31,
	2020	2019
U.S. statutory income tax rate	21%	21%
Stock compensation	—	(1)
State taxes, net of federal tax effect	5	3
Change in valuation allowance	(26)	(20)
Change in deferred tax rate	—	(2)
Other items	—	(1)
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Tax loss carryforwards	$59,790	$35,120
Research and development credits	130	130
Accrued expenses	1,870	530
Stock compensation	4,750	2,090
Interest carryforwards	4,420	1,910
Other	1,220	1,410
Total gross deferred tax assets	72,180	41,190
Valuation allowance	(71,040)	(39,910)
Total deferred tax assets	$1,140	$1,280
Deferred tax liabilities:
Intangible assets	$(20)	$(30)
Right of use asset	(1,120)	(1,250)
Total deferred tax liabilities	(1,140)	(1,280)
Net deferred tax assets	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has recorded a valuation allowance of $71.0 million and $39.9 million at December 31, 2020 and 2019, respectively. The change in valuation allowance for the years ended December 31, 2020 and 2019, were $31.1 million and $12.6 million, respectively.

As of December 31, 2020, deferred tax assets related to net operating loss (NOL) carryforwards were $59.8 million, which may be used subject to certain limitations to offset future taxable income, if any. The NOL includes approximately $1.5 million for U.S. federal tax purposes that are subject to expire in 2036 and approximately $94.2 million of federal net operating losses which have no expiration date and can be carried forward indefinitely. The Company has state NOLs of approximately $244.4 million which may be available to offset future income tax liabilities and that expire at various dates through 2039. Additional NOLs of approximately $120.5 million were generated in various non-U.S. jurisdictions and will not expire. A valuation allowance has been established on the NOL carryforwards as it is uncertain as to whether future taxable income will be generated to utilize such NOLs.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Code and similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Code Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During 2016, the Company completed an analysis to assess and concluded that an ownership change within the meaning of Code Section 382 occurred. The analysis has not yet been updated beyond 2016.

The Company’s policy is for any earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings, if any.

Uncertain tax positions

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2020 and 2019, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest or penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

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

10. Stockholders’ equity

Preferred Stock

As of December 31, 2020, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Financing

2019 Sales Agreement

In May 2019, we sold 637,367 shares of our common stock for net proceeds of approximately $20.8 million pursuant to an at the market offering.

In February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under a universal shelf registration statement for net proceeds of approximately $43.0 million.

In May 2020, we filed a new universal shelf registration on Form S-3 with the SEC, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of December 31, 2020, $40.0 million of securities remain available for issuance under the shelf registration statement.

In September 2020, the Company completed an underwritten public offering of 4,000,000 shares of its common stock. The Company received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and, commissions but before deducting offering expenses.

11. Stock-based Compensation

The Company recognized stock-based compensation expense in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
General and administrative	$8,646	$4,600
Research and development	5,969	2,978
Total stock-based compensation	$14,615	$7,578

A summary of the outstanding stock options as of December 31, 2020 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2019	1,768,170	$22.34	8.06	$8,421
Granted	864,725	$26.18
Expirations/forfeitures	(133,992)	$23.88
Exercises	(127,080)	$19.86
Outstanding—December 31, 2020	2,371,823	$23.89	7.75	$32,764
Exercisable—December 31, 2020	1,024,923	$20.97	6.39	$17,109
Vested or expected to vest at—December 31, 2020	2,371,823	$23.89	7.75	$32,764

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

As of December 31, 2020, the total unrecognized compensation expense related to unvested options was $17.4 million, which the Company expects to recognize over a weighted average vesting period of 2.57 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below.

The fair value of share option awards was estimated with the following assumptions:

	As of December 31,			As of December 31,
	2020			2019
Price per share of common stock	$15.62	-	43.65	$16.92	-	37.86
Expected term (in years)	6.1	-	6.1	5.6	-	6.1
Risk-free interest rate	0.35	-	1.7%	1.37	-	2.6%
Expected volatility	79.41	-	92.9%	81.04	-	144.9%
Dividend rate	0%			0%

Restricted Stock Units

Each Restricted Stock Units “RSU” award represents one share of common stock and each award vests 25% on the first anniversary and in equal quarterly installments thereafter. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed on a straight line basis over the length of the award.

A summary of outstanding RSU as of December 31, 2020 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested and outstanding RSU balance at December 31, 2019	65,750	$24.67
Changes during the period:
Granted	—	—
Expirations/forfeitures	(7,188)	20.93
Vested	(25,497)	25.36
Non-vested and outstanding RSU balance at December 31, 2020	33,065	$24.95

Employee Stock Purchase Plan

In June of 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the Plan) that allows eligible employees to purchase shares of its common stock at a discount through payroll deductions. The Plan was subsequently approved by shareholders, with 300,000 shares being available to be issued under the Plan.

The Employee Stock Purchase Plan “ESPP” terms state implementation will be by a series of six-month offering periods, with a new offering period commencing on June 1 and December 1 of each year or the first business day thereafter. The initial Offering Period under the Plan began on December 1, 2018. During the years ended December 31, 2020 and 2019, 14,270 and 8,354 shares were purchased under the Plan, respectively. As of December 31, 2020, 277,376 shares are available to be issued. The Plan is intended to qualify under the Internal Revenue Code of 1986, Section 423. ESPP expense for the years ended December 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. The expense is disclosed in the stock-based compensation expense table within this footnote.