Form 10-Q
period 2021-06-30
ALBIREO PHARMA, INC.
filed 2021-08-05
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 19,255,824 shares of Common Stock, $0.01 par value per share, outstanding.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	the design, size, duration and endpoints for, and results from BOLD, our pivotal trial of Bylvay in biliary atresia, and ASSERT our pivotal trial of Bylvay in ALGS, or any other trials that will be required to obtain marketing approval for Bylvay to treat patients with Biliary atresia, ALGS or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;

●	whether favorable findings from clinical trials of Bylvay to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of Bylvay in biliary atresia and pivotal trial of Bylvay in ALGS;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for initiation or completion of, or for availability of data from, our pivotal trial of Bylvay in biliary atresia and our pivotal trial of Bylvay in ALGS, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of Bylvay in biliary atresia and the pivotal trial of Bylvay in ALGS;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a treatment for PFIC and potentially other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of Bylvay, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from Bylvay, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	whether we are able to effectively commercialize Bylvay in patients with PFIC;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;
●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;

●	whether we are able to maintain compliance with the terms and conditions of our loan and security agreement with Hercules Capital, Inc.;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$186,286	$251,272
Prepaid expenses and other current assets	8,966	10,593
Total current assets	195,252	261,865
Property and equipment, net	868	478
Goodwill	17,260	17,260
Other assets	6,117	6,004
Total assets	$219,497	$285,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,704	$5,283
Accrued expenses	18,047	19,051
Current portion of note payable, net of discount	1,992	—
Other current liabilities	1,250	948
Total current liabilities	26,993	25,282
Liability related to sale of future royalties	67,834	65,894
Note payable, net of discount	7,865	9,621
Other long-term liabilities	3,301	3,579
Total liabilities	105,993	104,376
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 authorized at June 30, 2021 and December 31, 2020; 0 and 0 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 authorized at June 30, 2021 and December 31, 2020; 19,240,295 and 19,107,040 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	192	191
Additional paid-in capital	464,665	456,472
Accumulated other comprehensive loss	(4,379)	(8,612)
Accumulated deficit	(346,974)	(266,820)
Total stockholders’ equity	113,504	181,231
Total liabilities and stockholders’ equity	$219,497	$285,607

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,428	$1,912	$4,394	$3,461
Operating expenses:
Research and development	20,894	18,397	40,837	34,527
General and administrative	16,940	8,474	32,213	16,627
Other operating (income) expense, net	(2,374)	(6,744)	4,154	72
Total operating expenses	35,460	20,127	77,204	51,226
Operating loss	(33,032)	(18,215)	(72,810)	(47,765)
Interest expense, net	(3,389)	(2,388)	(7,344)	(4,326)
Net loss	$(36,421)	$(20,603)	$(80,154)	$(52,091)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(1.90)	$(1.38)	$(4.18)	$(3.58)
Weighted-average common shares used to compute basic and diluted net loss per common share	19,200,747	14,981,756	19,196,798	14,556,986

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(36,421)	$(20,603)	$(80,154)	$(52,091)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,721)	(6,565)	4,233	(278)
Total other comprehensive (loss) income	(2,721)	(6,565)	4,233	(278)
Total comprehensive loss	$(39,142)	$(27,168)	$(75,921)	$(52,369)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	$181,231
Stock-based compensation expense	—	—	3,062	—	—	3,062
Exercise of options and vesting of RSUs	85,765	1	403	—	—	404
Other comprehensive income	—	—	—	6,954	—	6,954
Net loss	—	—	—	—	(43,733)	(43,733)
Balance--March 31, 2021	19,192,805	$192	$459,937	$(1,658)	$(310,553)	$147,918
Stock-based compensation expense	—	—	3,504	—	—	3,504
Exercise of options and vesting of RSUs	47,490	—	1,224	—	—	1,224
Other comprehensive loss	—	—	—	(2,721)	—	(2,721)
Net loss	—	—	—	—	(36,421)	(36,421)
Balance--June 30, 2021	19,240,295	$192	$464,665	$(4,379)	$(346,974)	$113,504

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161
Stock-based compensation expense	—	—	2,381	—	—	2,381
Exercise of options and vesting of RSUs	37,662	—	94	—	—	94
Issuance of common stock, net of costs	2,190,750	22	42,977	—	—	42,999
Other comprehensive income	—	—	—	6,287	—	6,287
Net loss	—	—	—	—	(31,488)	(31,488)
Balance--March 31, 2020	14,977,855	$149	$291,221	$12,739	$(190,675)	$113,434
Stock-based compensation expense	—	—	2,603	—	—	2,603
Exercise of options and vesting of RSUs	11,166	—	138	—	—	138
Issuance of warrants	—	—	113	—	—	113
Other comprehensive loss	—	—	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	(20,603)	(20,603)
Balance--June 30, 2020	14,989,021	$149	$294,075	$6,174	$(211,278)	$89,120

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(80,154)	$(52,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	6,248	4,385
Accretion of debt discount and amortization of issuance costs	235	27
Depreciation and amortization	75	77
Share based compensation expense	6,566	4,984
Foreign currency adjustments	4,127	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,596	1,808
Other assets	159	171
Accounts payable	478	5
Accrued expenses	(1,103)	(5,313)
Other current and long-term liabilities	(4,412)	(1,008)
Net cash used in operating activities	(66,185)	(46,862)
Cash flows from investing activities:
Purchase of property and equipment	(279)	(78)
Net cash used in investing activities	(279)	(78)
Cash flows from financing activities:
Proceeds from issuance of note payable, net of issuance costs	—	9,521
Proceeds from issuance of common stock, net of issuance costs	—	42,999
Proceeds from royalty agreement, net of issuance costs	—	14,750
Proceeds from exercise of options	1,627	232
Net cash provided by financing activities	1,627	67,502
Effect of exchange rate changes on cash and cash equivalents	(149)	(385)
Net (decrease) increase in cash and cash equivalents	(64,986)	20,177
Cash and cash equivalents—beginning of period	251,272	131,843
Cash and cash equivalents—end of period	$186,286	$152,020
Supplemental disclosures of cash and non-cash activities
Fixed assets included in accrued expenses	$186	$—
Warrants issued with long-term debt	$—	$113
Deferred issuance costs included in accrued expenses	$—	$34

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay (odevixibat) approved in the US and Europe, elobixibat, approved in Japan for the treatment of chronic constipation, a Phase 1 product candidate and multiple preclinical candidates. Bylvay (odevixibat) was approved by the U.S. Food and Drug Administration on July 20, 2021 for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay is also in Phase 3 development for the treatment of biliary atresia and Alagille syndrome (ALGS), each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, prepare for potential commercialization of Bylvay in PFIC in 2021 and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, the sale of royalties to HealthCare Royalty Partners III, L.P. (HCR) and proceeds from the issuance of debt. As of June 30, 2021, the Company has raised an aggregate of $356.7 million through the issuance of common stock, net of issuance costs, $59.3 million from the sale of its future royalties and $9.5 million through the Loan and Security Agreement, net of issuance costs.

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

The Company anticipates generating low single digit U.S. $ million revenue from sales of Bylvay in 2021. As a result, the Company will need substantial additional funding to support its continued operations and growth strategy. Until such a time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates or delay its pursuit of potential in-licenses or acquisitions.

As of June 30, 2021, the Company had cash and cash equivalents of $186.3 million. Management believes that its cash and cash equivalent resources at June 30, 2021 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of June 30, 2021 and December 31, 2020;
b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and

c.	significant transactions use the closing exchange rate on the date of the transaction.

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

As of June 30, 2021, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $5.1 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the six-month period ended June 30, 2021:

June 30, 2021
(in thousands)
Liability related to sale of future royalties—beginning balance	$68,594
Accretion of interest expense on liability related to royalty monetization	6,248
Repayment of the liability	(4,631)
Liability related to sale of future royalties—ending balance	$70,211
Less current portion classified within accrued expenses	(2,377)
Long-term liability related to sale of future royalties	$67,834

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At June 30, 2021, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.8%.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$181,190	$—	$—
Total	$181,190	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$242,854	$—	$—
Total	$242,854	$—	$—

The Company’s financial instruments consist mainly of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and note payable. The carrying amounts of cash equivalents, prepaid expenses and other current liabilities, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. At June 30, 2021, the Loan and Security Agreement with Hercules Capital, Inc., the Company believes the carrying value approximates the fair value of the note payable.

3. Commitments and contingencies

Agreements with CROs and CMOs

As of June 30, 2021, the Company had various agreements with CROs and CMOs for the conduct of specified research and development activities and based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $10.7 million upon the completion of contracted work.

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

The following table sets forth the computation of Basic and Diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and Diluted net loss per share:
Numerator
Net loss	$(36,421)	$(20,603)	$(80,154)	$(52,091)
Denominator
Weighted average number of shares outstanding	19,200,747	14,981,756	19,196,798	14,556,986
Basic and Diluted net loss per share	$(1.90)	$(1.38)	$(4.18)	$(3.58)

The following outstanding common stock equivalents were excluded from the computation of Diluted net loss per share for the three and six months ended June 30, 2021 and 2020 because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock, RSUs and warrants	3,178,079	2,439,930	3,178,079	2,439,930

5. Income taxes

The Company did not record a tax provision or benefit for the six months ended June 30, 2021 or 2020. The Company has continued to maintain a full valuation allowance against its net deferred tax assets. The Company has had an overall net operating loss position since its inception.

6. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches (the Term Loans). The tranches consist of (i) a term loan advance to Company in an aggregate principal amount of up to $15.0 million, of which (A) the Company agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but the Company did not request that the Lender make an additional term loan advance to the Company in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, the Company has the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, the Company has the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $45.0 million through March

31, 2022 in minimum increments of $5.0 million. As of June 30, 2021, we borrowed an aggregate principal amount of $10.0 million. An aggregate principal amount of up to $20.0 million remains available for future borrowings upon request and an aggregate principal amount of up to $45.0 million remains available for future borrowing subject to approval from lender. The Company is required to pay an end of term fee (the End of Term Charge) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

The Term Loans mature on January 1, 2024, which is extendable to June 1, 2024 upon achievement of Performance Milestone I (the Maturity Date).

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

As of June 30, 2021 the carrying value of the note payable consists of the following:

June 30, 2021
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(838)
Less: current portion, net of discount	(1,992)
Note payable net of discount, long-term	$7,865

During the three and six months ended June 30, 2021, the Company recognized $0.4 million and $0.7 million, respectively, of interest expense related to the Loan and Security Agreement. During the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.1 million, respectively, of interest expense related to the Loan and Security Agreement.

Estimated future principal payments due under the Loan and Security Agreement, including the contractual End of Term Charge, are as follows as of June 30, 2021:

Note Principal Payments
(in thousands)
Remainder of 2021	$—
2022	4,553
2023	4,994
2024	1,148

As of June 30, 2021, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximated fair value.

Warrants

Under the Loan and Security Agreement, the Company agreed to issue to Hercules warrants (the Warrants) to purchase a number of shares of common stock equal to 1% of the aggregate amount of the Term Loans that are funded, as such amounts are funded. On the Closing Date, the Company issued a Warrant for 5,311 shares of common stock. The Warrants are exercisable for a period of seven years from the date of the issuance of each Warrant at a per-share exercise price equal to $18.83, subject to certain adjustments as specified in the Warrants. In addition, the Company has granted to the holders of the Warrants certain registration rights. Specifically, the Company has agreed to use its commercially reasonable efforts to (i) file registration statements with the U.S. Securities and Exchange Commission within 60 days following the date of the issuance of each Warrant for purposes of registering the shares of common stock issuable upon exercise of the Warrants for resale by Hercules, and (ii) cause the registration statement to be declared effective as soon as practicable after filing, and in any event no later than 180 days after the date of the issuance of each Warrant.

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

8. Stock-based Compensation

For the six months ended June 30, 2021, the Company granted 771,450 options at a weighted average exercise price of $35.07. For the six months ended June 30, 2021, the Company granted 171,400 RSUs.

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Employee awards:
Research and development expense	$1,377	$1,042	$2,513	$1,922
General and administrative expense	2,127	1,561	4,053	3,062
Total stock-based compensation expense	$3,504	$2,603	$6,566	$4,984

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. Our product Bylvay has been approved in the United States for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized in Europe for the treatment of PFIC in patients ages 6 months or older. PFIC is a rare, life-threatening genetic disorder affecting young children and Bylvay is the first approved drug treatment in the disease. We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020, and continue to enroll patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020 and have dosed the first patients in the trial. We expect topline results from the ASSERT trial in 2022. Our most advanced product candidate in addition to Bylvay is elobixibat, which is approved in Japan for the treatment of chronic constipation. In August 2020, we announced topline results from our Phase 2 clinical trial as a treatment for nonalcoholic fatty liver disease, or NAFLD, and nonalcoholic steatohepatitis, or NASH, and based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH. We are expanding development to compounds that are intended for adult liver and viral diseases. Our lead candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted systemic bioavailability in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events associated with the category, such as diarrhea. We initiated a Phase 1 clinical trial, with the first patient dosed in the first quarter of 2021, and we expect topline results from that trial by year end 2021. If the Phase 1 trial is successful, we expect to initiate a Phase 2 trial for A3907 in adult liver disease in 2022. A US composition of matter and method of use patent for A3907 was issued with an expiration date between 2039 and 2040, not including patent term extension. We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult viral and liver diseases is A2342, a potent small molecule inhibitor of the sodium-taurocholate co-transporting peptide (NTCP). NTCP is a key transporter of bile acids into the liver cells but also the entry mechanism for the hepatitis B (HBV) and hepatitis D (HDV) viruses. A2342 protects primary human hepatocytes from HBV infection in vitro. In addition, A2342 reduces markers of infection in HBV-infected humanized mice. A2342 has demonstrated target engagement in non-human primates with biomarker increases comparable to increases achieved in humans by a now commercial subcutaneous peptide NTCP inhibitor. We plan to complete IND enabling studies with A2342 this year. Preclinical efforts with other bile acid modulator approaches continue.

Bylvay — Our Lead Product for PFIC.

Bylvay (odevixibat) was approved by the FDA on July 20, 2021 for the treatment of pruritis in patients ages 3 months or older with PFIC, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of patients 6 months or older with PFIC. We received a rare pediatric disease priority review voucher from the FDA in connection with the U.S. approval.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. We hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We have entered into a Co-Promotion Agreement with Travere Therapeutics, Inc. for the co-promotion of Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including, Medison Pharma Ltd. in Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. in Turkey and Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Bylvay.

We are also pursuing the development of Bylvay in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to Bylvay for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to Bylvay for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. We continue to enroll patients in the trial and expect topline results in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or high-dose (120µg/kg) Bylvay once daily. The primary endpoint is survival with native liver after two years of treatment.

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

Since inception, we have incurred significant operating losses. As of June 30, 2021, we had an accumulated deficit of $346.9 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2021, we had approximately $186.3 million in cash and cash equivalents.

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

Other Operating (Income) Expense, net

Other operating (income) expense, net consists primarily of foreign currency exchange gains or losses associated with revaluation of intercompany loans.

Interest Expense, net

Interest expense, net consists primarily of non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan in addition to both cash and non-cash interest expense associated with our note payable. In addition, interest expense, net includes interest income associated with our interest-bearing cash and cash equivalents.

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

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Result of Operations

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Revenue	$2,428	$1,912	$516
Operating Expenses
Research and development	20,894	18,397	2,497
General and administrative	16,940	8,474	8,466
Other operating income, net	(2,374)	(6,744)	4,370
Total operating expenses	35,460	20,127	15,333
Operating loss	(33,032)	(18,215)	(14,817)
Interest expense, net	(3,389)	(2,388)	(1,001)
Net loss	$(36,421)	$(20,603)	$(15,818)

Revenue

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Revenue	$2,428	$1,912	$516

There was $2.4 million in revenue for the three months ended June 30, 2021 compared with $1.9 million for the three months ended June 30, 2020, an increase of $0.5 million. The higher revenue is due to the estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Research and development expenses	$20,894	$18,397	$2,497

Research and development expenses were $20.9 million for the three months ended June 30, 2021 compared with $18.4 million for the three months ended June 30, 2020, an increase of $2.5 million. The increased research and development expenses for the 2021 period were principally due to clinical and preclinical programs and personnel expenses as we continue to increase our headcount and program activities. The increase in program activities related to odevixibat consisting of biliary atresia and Alagille syndrome, and A3907 and were partially offset by Bylvay PFIC expenses, and elobixibat.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Direct third-party project costs:
Bylvay	$5,491	$8,325	$(2,834)
Odevixibat	5,010	2,679	2,331
Elobixibat	—	889	(889)
A3384	—	34	(34)
A3907	2,213	—	2,213
Preclinical	1,145	1,188	(43)
Total	$13,859	$13,115	$744
Other project costs(1):
Personnel costs	$6,267	$4,632	$1,635
Other costs(2)	768	650	118
Total	$7,035	$5,282	$1,753
Total research and development costs	$20,894	$18,397	$2,497
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
General and administrative expenses	$16,940	$8,474	$8,466

General and administrative expenses were $16.9 million for the three months ended June 30, 2021 compared with $8.5 million for the three months ended June 30, 2020, an increase of $8.5 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity related to Bylvay.

Other operating income, net

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Other operating income, net	$(2,374)	$(6,744)	$4,370

Other operating income, net totaled $2.4 million for the three months ended June 30, 2021 compared with $6.7 million for the three months ended June 30, 2020. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Three Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Interest expense, net	$(3,389)	$(2,388)	$(1,001)

Interest expense, net totaled $3.4 million for the three months ended June 30, 2021 compared with $2.4 million for the three months ended June 30, 2020. The difference was principally attributable to higher non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, in addition to interest expense associated with our note payable.

Six Months Ended June 30, 2021 and June 30, 2020

Result of Operations

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Revenue	$4,394	$3,461	$933
Operating Expenses
Research and development	40,837	34,527	6,310
General and administrative	32,213	16,627	15,586
Other operating expense, net	4,154	72	4,082
Total operating expenses	77,204	51,226	25,978
Operating loss	(72,810)	(47,765)	(25,045)
Interest expense, net	(7,344)	(4,326)	(3,018)
Net loss	$(80,154)	$(52,091)	$(28,063)

Revenue

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Revenue	$4,394	$3,461	$933

There was $4.4 million in revenue for the six months ended June 30, 2021 compared with $3.5 million for the six months ended June 30, 2020, an increase of $0.9 million. The higher revenue is due to the estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Research and development expenses	$40,837	$34,527	$6,310

Research and development expenses were $40.8 million for the six months ended June 30, 2021 compared with $34.5 million for the six months ended June 30, 2020, an increase of $6.3 million. The increased research and development expenses for the 2021 period were principally due to clinical and preclinical programs and personnel expenses as we continue to increase our headcount and program activities. The increase in program activities related to odevixibat consisting of biliary atresia and Alagille syndrome, and A3907 and were partially offset by Bylvay PFIC expenses, elobixibat and preclinical programs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Direct third-party project costs:
Bylvay	$11,484	$15,970	$(4,486)
Odevixibat	10,754	3,723	7,031
Elobixibat	—	1,757	(1,757)
A3384	—	93	(93)
A3907	3,818	—	3,818
Preclinical	1,958	2,483	(525)
Total	$28,014	$24,026	$3,988
Other project costs(1):
Personnel costs	$11,927	$8,595	$3,332
Other costs(2)	896	1,906	(1,010)
Total	$12,823	$10,501	$2,322
Total research and development costs	$40,837	$34,527	$6,310
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

General and administrative expenses

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
General and administrative expenses	$32,213	$16,627	$15,586

General and administrative expenses were $32.2 million for the six months ended June 30, 2021 compared with $16.6 million for the six months ended June 30, 2020, an increase of $15.6 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activity related to Bylvay.

Other operating expense, net

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Other operating expense, net	$4,154	$72	$4,082

Other operating expense, net totaled $4.2 million for the six months ended June 30, 2021 compared with expense of $0.1 million for the six months ended June 30, 2020. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Six Months Ended June 30,		Change
	2021	2020	$

	(in thousands)
Interest expense, net	$(7,344)	$(4,326)	$(3,018)

Interest expense, net totaled $7.3 million for the six months ended June 30, 2021 compared with $4.3 million for the six months ended June 30, 2020. The difference was principally attributable to higher non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, in addition to interest expense associated with our note payable.

Liquidity and Capital Resources

Sources of Liquidity

We anticipate generating low single digit U.S. $ million revenue from sales of Bylvay in 2021. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we commercialize Bylvay and continue the development of and seek regulatory approvals for our other product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that we will need substantial additional funding to complete development of and potentially commercialize our other product candidates.

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

As of June 30, 2021, our cash and cash equivalents were approximately $186.3 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of June 30, 2021, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $5.1 million under the amended agreement, if a specified regulatory event is achieved for elobixibat.

In addition, in February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

On May 7, 2020, we filed a new universal shelf registration statement on Form S-3, or the 2020 Form S-3, with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of June 30, 2021, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On May 7, 2020, we also entered into a new sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On June 8, 2020, we entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to Company in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of June 30, 2021, we borrowed an aggregate principal amount of $10.0 million. An aggregate principal amount of up to $20.0 million remains available for future borrowing upon request and an aggregate principal amount of up to $45.0 million remains available for future borrowing subject to approval from lender.

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

Cash Flows

Six months ended June 30, 2021 and June 30, 2020

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(66,185)	(46,862)
Investing activities	(279)	(78)
Financing activities	1,627	67,502
Total	$(64,837)	$20,562
Effect of exchange rate changes on cash and cash equivalents	(149)	(385)
Net (decrease) increase in cash and cash equivalents	(64,986)	20,177

Operating activities

Cash used in operating activities of $66.2 million during the six months ended June 30, 2021 was primarily a result of our $80.2 million net loss from operations and a net decrease in assets and liabilities of $3.3 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2021 was primarily driven by increases in accrued expenses, prepaid expenses and other current assets, and accounts payable, offset by decreases in other current and long-term liabilities and other assets. This decrease was offset by non-cash items, including $6.6 million of stock-based compensation expense, $6.2 million of accretion of liability related to sale of future royalties, and $4.1 million of foreign currency adjustments. Cash used in operating activities of $46.9 million during the six months ended June 30, 2020 was primarily a result of our $52.1 million net loss from operations and a net decrease in assets and liabilities of $4.3 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2020 was primarily driven by decreases in accrued expenses, prepaid expenses and other current assets, and other current and long-term liabilities, and an increase to accounts payable. This decrease was offset by non-cash items, including $5.0 million of stock-based compensation expense, and $4.4 million of accretion of liability related to sale of future royalties.

Investing activities

Cash used in investing activities of $0.3 million during the six months ended June 30, 2021 was primarily related to the purchase of property and equipment. Cash used in investing activities of $0.1 million during the six months ended June 30, 2020 was primarily related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $1.6 million during the six months ended June 30, 2021 was primarily related to proceeds from exercise of options. Cash provided by financing activities of $67.5 million during the six months ended June 30, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $43.0 million, proceeds from royalty agreement of $14.8 million, and proceeds from issuance of debt, net of issuance costs of $9.5 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements into 2023 including for the commercial launch of Bylvay for our open-label trial in PFIC for Bylvay, in addition to Phase 3 clinical programs for Bylvay in biliary atresia and ALGS, as well as A3907, A2342 and our preclinical programs. We anticipate an operating cash burn rate in the range of $130.0 to $135.0 million in 2021. However, our operating plans may change as a result of many factors, including those described below, and we may need additional funds sooner than planned to meet operational needs and capital requirements. In addition, if the conditions for raising capital are favorable we may seek to raise additional funds at any time.

Our future funding requirements will depend on many factors, including the following:

●	Future revenue from the launches of Bylvay for patients with PFIC
●	the costs, design, duration and any potential delays of the pivotal clinical trial of Bylvay in biliary atresia and the pivotal clinical trial of Bylvay in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue;
●	the current and potential impacts of the COVID-19 pandemic on our business;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of June 30, 2021, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3, including up to $100 million of our common stock pursuant to the new sales agreement with respect to an at-the-market offering program. We make no assurances as to the continued effectiveness of the 2021 Form S-3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.

We depend heavily on the commercial success of Bylvay, which was only recently approved for commercial sale. There is no assurance that our commercialization efforts in the U.S. and Europe with respect to Bylvay will be successful or that we will be able to generate revenues at the levels or within the timing we expect, or at the levels or within the timing necessary to support our goals.

To date, we have not generated any revenues from the sale of Bylvay. Bylvay was approved by the FDA and authorized by the EMA in July 2021; we may still encounter delays or hurdles related to our product launch that affect timing of commercial availability.

Our business currently depends heavily on our ability to successfully commercialize Bylvay in the U.S. and Europe to treat patients with PFIC, a symptom of PFIC, a specific PFIC subtype(s) or otherwise. We may never be able to successfully commercialize Bylvay or meet our expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in anticipation of the launch and commercialization of Bylvay in the U.S. and Europe will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with PFIC. We may also encounter challenges related to reimbursement of Bylvay, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering Bylvay. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize Bylvay or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenue or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to Bylvay.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

3.1.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2007.	S-1 (Exhibit 3.1)	2/7/2007	333-140504

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on May 17, 2011.	8-K (Exhibit 4.6)	5/19/2011	001-33451

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 11, 2012.	8-K (Exhibit 3.1)	6/11/2012	001-33451

3.1.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 26, 2012.	8-K (Exhibit 4.8)	6/27/2012	001-33451

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 2012.	10-K (Exhibit 3.5)	12/21/2012	001-33451

3.1.6	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 17, 2015.	8-K (Exhibit 3.1)	3/18/2015	001-33451

3.1.7	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Reverse Stock Split).	8-K (Exhibit 3.1)	11/4/2016	001-33451

3.1.8	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 3, 2016 (Name Change).	8-K (Exhibit 3.2)	11/4/2016	001-33451

3.1.9	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 12, 2017.	8-K (Exhibit 3.1)	06/15/2017	001-33451

3.1.10	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 17, 2021.	8-K (Exhibit 3.1)	6/21/2021	001-33451

10.1*	Albireo Pharma, Inc. 2018 Equity Incentive Plan, as amended.		8-K (Exhibit 10.1)	6/21/2021	001-33451

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: August 5, 2021	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer