Form 10-Q
period 2021-09-30
ALBIREO PHARMA, INC.
filed 2021-11-04
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, there were 19,278,634 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our commercialization plans and expectations for commercializing Bylvay globally;
●	the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of Bylvay™ (odevixibat), elobixibat, A3907, A2342 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including BOLD, our pivotal clinical trial of Bylvay in patients with biliary atresia or ASSERT, our pivotal trial of Bylvay in Alagille syndrome, or ALGS) for submission, review or approval of any regulatory filing, or for meeting with regulatory authorities;
●	the potential benefits that may be derived from any of our product candidates;
●	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
●	any payment that EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;
●	the potential impacts of the COVID-19 pandemic on our business operations or financial condition;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$262,612	$251,272
Accounts receivable, net	1,307	—
Inventory	196	—
Prepaid expenses and other current assets	7,779	10,593
Total current assets	271,894	261,865
Property and equipment, net	775	478
Goodwill	17,260	17,260
Other assets	6,516	6,004
Total assets	$296,445	$285,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,222	$5,283
Accrued expenses	20,884	19,051
Other current liabilities	5,043	948
Total current liabilities	33,149	25,282
Liability related to sale of future royalties	68,513	65,894
Note payable, net of discount	9,929	9,621
Other long-term liabilities	3,138	3,579
Total liabilities	114,729	104,376
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 and 30,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 19,283,269 and 19,275,509 shares issued and outstanding at September 30, 2021, respectively, and 19,107,040 shares issued and outstanding at December 31, 2020	193	191
Additional paid-in capital	472,363	456,472
Accumulated other comprehensive loss	(722)	(8,612)
Accumulated deficit	(289,888)	(266,820)
Treasury stock at cost, 7,760 shares and 0 shares at September 30, 2021 and December 31, 2020, respectively	(230)	—
Total stockholders’ equity	181,716	181,231
Total liabilities and stockholders’ equity	$296,445	$285,607

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$1,060	$—	$1,060	$—
Royalty revenue	2,604	2,131	6,998	5,592
Total revenue	3,664	2,131	8,058	5,592
Cost of product revenue	431	—	431	—
Gross profit	3,233	2,131	7,627	5,592
Operating expenses:
Research and development	21,083	22,200	61,920	56,727
Selling, general and administrative	17,612	11,663	49,825	28,290
Other operating expense (income), net	3,719	(4,628)	7,873	(4,556)
Total operating expenses	42,414	29,235	119,618	80,461
Operating loss	(39,181)	(27,104)	(111,991)	(74,869)
Other income (loss):
Gain from sale of priority review voucher, net of transaction costs	103,387	—	103,387	—
Interest expense, net	(3,331)	(3,639)	(10,675)	(7,965)
Net income (loss) before income taxes	60,875	(30,743)	(19,279)	(82,834)
Provision for income taxes	3,789	—	3,789	—
Net income (loss)	$57,086	$(30,743)	$(23,068)	$(82,834)
Net income (loss) per share attributable to holders of common stock:
Basic	$2.96	$(1.96)	$(1.20)	$(5.54)
Diluted	$2.90	$(1.96)	$(1.20)	$(5.54)
Weighted-average common shares outstanding:
Basic	19,258,905	15,704,293	19,197,536	14,942,213
Diluted	19,651,243	15,704,293	19,197,536	14,942,213

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$57,086	$(30,743)	$(23,068)	$(82,834)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,657	(4,031)	7,890	(4,309)
Total other comprehensive income (loss)	3,657	(4,031)	7,890	(4,309)
Total comprehensive income (loss)	$60,743	$(34,774)	$(15,178)	$(87,143)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Treasury Stock			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost			Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Shares	Amount		Equity
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	—		$—	$181,231
Stock-based compensation expense	—	—	3,062	—	—	—		—	3,062
Exercise of options and vesting of RSUs	85,765	1	403	—	—	—		—	404
Other comprehensive income	—	—	—	6,954	—	—		—	6,954
Net loss	—	—	—	—	(43,733)	—		—	(43,733)
Balance--March 31, 2021	19,192,805	$192	$459,937	$(1,658)	$(310,553)		$		$147,918
Stock-based compensation expense	—	—	3,504	—	—	—		—	3,504
Exercise of options and vesting of RSUs	47,490	—	1,224	—	—	—		—	1,224
Other comprehensive loss	—	—	—	(2,721)	—	—		—	(2,721)
Net loss	—	—	—	—	(36,421)	—		—	(36,421)
Balance--June 30, 2021	19,240,295	$192	$464,665	$(4,379)	$(346,974)	—		$—	$113,504
Stock-based compensation expense	—	—	6,706	—	—	—		—	6,706
Exercise of options and vesting of RSUs	35,466	1	751	—	—	—		—	752
Issuance of common stock under the at-the-market sales agreement, net of costs	7,508	—	241	—	—	—		—	241
Other comprehensive income	—	—	—	3,657	—	—		—	3,657
Purchases of treasury stock, at cost	—	—	—	—	—	(7,760)		(230)	(230)
Net income	—	—	—	—	57,086	—		—	57,086
Balance--September 30, 2021	19,283,269	$193	$472,363	$(722)	$(289,888)	(7,760)		$(230)	$181,716

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	$93,161
Stock-based compensation expense	—	—	2,381	—	—	2,381
Exercise of options and vesting of RSUs	37,662	—	94	—	—	94
Issuance of common stock, net of costs	2,190,750	22	42,977	—	—	42,999
Other comprehensive income	—	—	—	6,287	—	6,287
Net loss	—	—	—	—	(31,488)	(31,488)
Balance--March 31, 2020	14,977,855	$149	$291,221	$12,739	$(190,675)	$113,434
Stock-based compensation expense	—	—	2,603	—	—	2,603
Exercise of options and vesting of RSUs	11,166	—	138	—	—	138
Issuance of warrants	—	—	113	—	—	113
Other comprehensive loss	—	—	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	(20,603)	(20,603)
Balance--June 30, 2020	14,989,021	$149	$294,075	$6,174	$(211,278)	$89,120
Stock-based compensation expense	—	—	5,089	—	—	5,089
Exercise of options and vesting of RSUs	84,477	1	1,924	—	—	1,925
Issuance of common stock, net of costs	4,000,000	40	150,360	—	—	150,400
Other comprehensive loss	—	—	—	(4,031)	—	(4,031)
Net loss	—	—	—	—	(30,743)	(30,743)
Balance--September 30, 2020	19,073,498	$190	$451,448	$2,143	$(242,021)	$211,760

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,068)	$(82,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net of transaction costs	(103,387)	—
Accretion of liability related to sale of future royalties	9,428	7,670
Accretion of debt discount and amortization of issuance costs	308	135
Depreciation and amortization	167	119
Share based compensation expense	13,272	10,073
Foreign currency adjustments	7,776	(3,968)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,307)	—
Inventory	(196)	—
Prepaid expenses and other current assets	2,765	1,770
Other assets	293	425
Accounts payable	2,023	(1,221)
Accrued expenses	2,068	(3,213)
Other current and long-term liabilities	(3,810)	(1,790)
Net cash used in operating activities	(93,668)	(72,834)
Cash flows from investing activities:
Purchase of property and equipment	(465)	(78)
Proceeds from sale of priority review voucher, net of transaction costs	103,387	—
Net cash provided by (used in) investing activities	102,922	(78)
Cash flows from financing activities:
Proceeds from issuance of note payable, net of issuance costs	—	9,521
Proceeds from issuance of common stock, net of issuance costs	241	193,399
Proceeds from royalty agreement, net of issuance costs	—	14,750
Proceeds from exercise of options	2,378	2,156
Payments related to repurchases of common stock	(230)	—
Net cash provided by financing activities	2,389	219,826
Effect of exchange rate changes on cash and cash equivalents	(303)	(66)
Net increase in cash and cash equivalents	11,340	146,848
Cash and cash equivalents—beginning of period	251,272	131,843
Cash and cash equivalents—end of period	$262,612	$278,691
Supplemental disclosures of cash and non-cash activities
Warrants issued with long-term debt	$—	$113
Deferred issuance costs included in accrued expenses	$—	$34

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay (odevixibat) approved in the US and Europe, elobixibat, approved in Japan for the treatment of chronic constipation, a Phase 1 product candidate and multiple preclinical candidates. Bylvay (odevixibat) was approved by the U.S. Food and Drug Administration on July 20, 2021 for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older. Bylvay is also in Phase 3 development for the treatment of biliary atresia and Alagille syndrome (ALGS), each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, prepare for potential commercialization of Bylvay in PFIC in 2021 and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, the sale of royalties, upfront and milestone payments for regional agreements, proceeds from the issuance of debt, and the sale of a Priority Review Voucher (PRV). As of September 30, 2021, the Company has raised an aggregate of $356.9 million through the issuance of common stock, net of issuance costs, $59.3 million from the sale of its future royalties, $9.5 million through the Loan and Security Agreement, net of issuance costs, and net proceeds of $103.4 million, after deducting commission costs, from the sale of the PRV.

The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. In addition, the Company anticipates that its expenses will increase significantly in connection with ongoing activities to support the launch of Bylvay for PFIC and the advancement of Bylvay in its later stage clinical trials and providing administrative support.

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

As of September 30, 2021, the Company had cash and cash equivalents of $262.6 million. Management believes that its cash and cash equivalent resources at September 30, 2021 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

The results and financial position of the Company that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2021 and December 31, 2020;

b.	income and expenses for each statement of comprehensive loss are translated at the average exchange rate for the applicable period; and
c.	significant transactions use the closing exchange rate on the date of the transaction.

All resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Management must apply significant judgment in this process. On an ongoing basis, the Company evaluates its estimates and assumptions, including but not limited to accruals, including its clinical trial accruals and revenue deductions related to rebates, chargebacks and other discounts, realizability of deferred tax assets and the accretion of interest on the monetization liability. Actual results could materially differ from these estimates.

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services in accordance with ASC 606 Revenue from Contracts with Customers. To determine revenue recognition for contracts with its customers, the Company performs the following five step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, net

The Company recognizes revenue on sales of Bylvay when a customer obtains control of the product, which occurs at a point in time and upon delivery. The Company sells Bylvay to a limited number of specialty pharmacies and a specialty distributor which dispense the product directly to patients. The specialty pharmacies and specialty distributor are referred to as the Company’s customers. The Company also sells Bylvay to its customers in the European Union, which includes a limited number of pharmacies.

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. We currently estimate product returns using available industry data as well as the Company’s visibility into the inventory remaining in the distribution channel.

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at our estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees. Product revenue, net in the U.S. was $0.8 million and $0.3 million in Europe for the three months and nine months ended September 30, 2021. There was no product revenue for the three and nine months ended September 30, 2020.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $0.1 million and $0.0 million in such estimates as of September 30, 2021 and December 31, 2020, respectively, in accounts receivable, net of allowance for credit losses and other liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Bylvay available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Bylvay pricing approved in other relevant European jurisdictions. The Company recorded less than $0.1 million and $0.0 million in such estimates as of September 30, 2021 and December 31, 2020, respectively, in other liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Bylvay’s purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company funds this incentive program through upfront payments which included a $0.1 million dollar payment in the quarter ended September 30, 2021. The Company recorded less than $0.1 million and $0.0 million in such estimates as of September 30, 2021 and December 31, 2020, respectively, in prepaid expenses and other current assets on the consolidated balance sheets.

Trade Allowances

The Company provides invoice discounts on Bylvay sales its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The company also pays fees to its distributors for their services as well as data that they provide to the Company. Trade allowances are recorded in accounts receivable, net of allowance for credit losses on the consolidated balance sheets and were $0.1 million.

Trade Receivables, net

Accounts receivable, net related to product sales are recorded in accounts receivable, net of allowance for credit losses on the consolidated balance sheets were approximately $1.3 million and $0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the company’s assessment of the credit worthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

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

As of September 30, 2021, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $5.0 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the nine-month period ended September 30, 2021:

September 30, 2021
(in thousands)
Liability related to sale of future royalties—beginning balance	$68,594
Accretion of interest expense on liability related to royalty monetization	9,428
Repayment of the liability	(6,956)
Liability related to sale of future royalties—ending balance	$71,066
Less current portion classified within accrued expenses	(2,553)
Long-term liability related to sale of future royalties	$68,513

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR, as noted above. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At September 30, 2021, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.7%.

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

Inventory

The Company commenced capitalizing inventory for Bylvay upon FDA approval on July 20, 2021. All commercial manufacturing expenses were expensed as research and development expenses prior to FDA approval. Manufacturing of the Company’s active pharmaceutical ingredient (API) and drug product occurred prior to FDA approval. As a result, manufacturing costs, which totaled approximately $1.6 million, were not capitalized, and instead were expensed as research and development expenses from 2020 to 2021. All packaging of the Company’s drug product occurred after FDA approval and is included as capitalized inventory within Finished goods.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$256,451	$—	$—
Total	$256,451	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$242,854	$—	$—
Total	$242,854	$—	$—

The Company’s financial instruments consist mainly of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and note payable. The carrying amounts of cash equivalents, prepaid expenses and other current liabilities, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. At September 30, 2021, the Company believes the carrying value of the Loan and Security Agreement with Hercules Capital, Inc., approximates the fair value of the note payable.

3. Commitments and contingencies

Agreements with CROs and CMOs

As of September 30, 2021, the Company had various agreements with CROs and CMOs for the conduct of specified research and development activities and based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $11.8 million upon the completion of contracted work.

4. Net income (loss) per share

Basic net income (loss) per share, is calculated by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding. When the Company is in a net loss position, diluted net loss per share is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding. When the Company is in a net income position, diluted net income per share would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of Basic and Diluted net income (loss) per share (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and Diluted net loss per share:
Numerator
Net income (loss)	$57,086	$(30,743)	$(23,068)	$(82,834)
Denominator
Weighted average number of shares outstanding
Number of shares used for basic EPS computation	19,258,905	15,704,293	19,197,536	14,942,213
Effect of dilutive securities
Dilutive options	380,934	—	—	—
Dilutive stock units	11,404	—	—	—
Number of shares used for diluted EPS computation	19,651,243	15,704,293	19,197,536	14,942,213
Basic net income (loss) per share	$2.96	$(1.96)	$(1.20)	$(5.54)
Diluted net income (loss) per share	$2.90	$(1.96)	$(1.20)	$(5.54)

For purposes of a dilutive net loss per share calculation, stock options, RSUs and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share in the periods where the Company has incurred a net loss, as their effect would be anti-dilutive given the Company’s net loss. Common stock equivalents may also be excluded from the calculation of diluted net income per share if the exercise prices exceed the average market price for the reporting period.

The following outstanding common stock equivalents were excluded from the computation of Diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock, RSUs and warrants	2,779,257	2,403,090	3,171,596	2,403,090

5. Income taxes

The Company recorded a tax provision of $3.8 million for the three and nine months ended September 30, 2021, related to the sale of the PRV as it was considered a discrete event pursuant to ASC 740-270, offset by a tax benefit from the Company's ordinary losses. The Company expects to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

6. Inventory

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$—	$—
Work-in-process	—	—
Finished goods	196	—
Total inventory	$196	$—

There were no write downs for excess and obsolete inventory during the three and nine months ended September 30, 2021 or 2020 based on the finish goods inventory shelf life of 24 months, and an analysis over the future demand for Bylvay relative to the remaining shelf life of inventory as of September 30, 2021.

7. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches (the Term Loans). The tranches consist of (i) a term loan advance to the Company in an aggregate principal amount of up to $15.0 million, of which (A) the Company agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but the Company did not request that the Lender make an additional term loan advance to the Company in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, the Company has the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, the Company has the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of September 30, 2021, the Company borrowed an aggregate principal amount of $10.0 million. An aggregate principal amount of up to $20.0 million remains available for future borrowings upon request and an aggregate principal amount of up to $45.0 million remains available for future borrowing subject to approval from the Lender. The Company is required to pay an end of term fee (the End of Term Charge) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

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

The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan and Security Agreement is approximately 13.0%.

As of September 30, 2021 the carrying value of the note payable consists of the following:

September 30, 2021
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(766)
Note payable net of discount, long-term	$9,929

During the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $1.0 million, respectively, of interest expense related to the Loan and Security Agreement. During the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense related to the Loan and Security Agreement.

Estimated future principal payments due under the Loan and Security Agreement, including the contractual End of Term Charge, are as follows as of September 30, 2021:

Note Principal Payments
(in thousands)
Remainder of 2021	$—
2022	—
2023	5,254
2024	5,441

As of September 30, 2021, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximated fair value.

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

8. Equity Financings

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

2021 At-the-Market Offering Program Sales Agreement

On February 25, 2021, the Company entered into a new sales agreement, (the 2021 Sales Agreement) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of common stock having an aggregate offering price of up to $100 million. Subsequently in July 2021, the Company sold 7,508 shares of common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement.

9. Stock-based Compensation

For the nine months ended September 30, 2021, the Company granted 824,450 options at a weighted average exercise price per share of $34.82. For the nine months ended September 30, 2021, the Company granted 187,450 RSUs.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Employee awards:
Research and development expense	$2,817	$2,044	$5,330	$3,966
General and administrative expense	3,889	3,045	7,942	6,107
Total stock-based compensation expense	$6,706	$5,089	$13,272	$10,073

10. Gain from Sale of Priority Review Voucher, net of transaction costs

On August 31, 2021, the Company entered into a definitive agreement to sell the rare pediatric disease PRV that it received from the FDA in connection with the approval of the Company’s product Bylvay (odevixibat), for cash proceeds of $105.0 million. On September 28, 2021, the Company completed its sale of the PRV and received net proceeds of $103.4 million, after deducting commission costs, which was recorded as a gain from sale of priority review voucher, net of transaction costs within other income (loss).

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. Our product Bylvay has been approved in the United States for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized in Europe for the treatment of PFIC in patients ages 6 months or older. In October 2021, the FDA granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritis in patients ages 3 months or older with PFIC. In July 2021, the EMA granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. PFIC is a rare, life-threatening genetic disorder affecting young children and Bylvay is the first approved drug treatment in the disease. We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020, and continue to enroll patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020 and have dosed the first patients in the trial. We expect topline results from the ASSERT trial in 2022. Our most advanced product candidate in addition to Bylvay is elobixibat, which is approved in Japan and Thailand for the treatment of chronic constipation. We are expanding development to compounds that are intended for adult liver and viral diseases. Our lead candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted oralbioavailability and systemic exposures in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events, such as diarrhea, associated with the non-systemic IBAT inhibitors acting locally in the intestine. We initiated a Phase 1 clinical trial, with the first patient dosed in the first quarter of 2021, and we expect topline results from that trial by year end 2021. If the Phase 1 trial supports continued development, we expect to initiate a Phase 2 trial for A3907 in adult liver disease in 2022. A U.S. composition of matter and method of use patent for A3907 was issued with an expiration date between 2039 and 2040, not including patent term extension. We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult viral and liver diseases is A2342, a potent small molecule inhibitor of the sodium-taurocholate co-transporting peptide (NTCP). NTCP is a key transporter of bile acids into the liver cells and also serves as the entry mechanism for the hepatitis B (HBV) and hepatitis D (HDV) viruses. A2342 protects primary human hepatocytes from HBV infection in vitro. In addition, A2342 reduces markers of infection in HBV-infected humanized mice. A2342 has demonstrated target engagement in non-human primates with biomarker increases comparable to increases achieved in humans by a now commercial subcutaneous peptide NTCP inhibitor. A composition of matter patent for A2342 has been allowed, and IND enabling studies are being completed. Preclinical efforts with other bile acid modulator approaches continue.

Bylvay — Our Lead Product for PFIC.

Bylvay (odevixibat) was approved by the FDA on July 20, 2021 for the treatment of pruritis in patients ages 3 months or older with PFIC, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay was also granted marketing authorization by the MHRA on September 7, 2021 for the treatment of patients 6 months or older with PFIC. We also received a rare pediatric disease priority review voucher (PRV) from the FDA in connection with the U.S. approval of Bylvay. In September 2021, we sold the PRV for $105 million. We further announced in September 2021 that Bylvay became available by prescription to patients in Germany. In July 2021, the EMA granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In October 2021, the FDA granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritis in PFIC patients ages 3 months or older.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. We hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We have entered into a Co-Promotion Agreement with Travere Therapeutics, Inc. for the co-promotion of Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including, Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Bylvay.

We are also pursuing the development of Bylvay in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to Bylvay for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to Bylvay for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. We continue to enroll patients in the trial and expect topline results in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or Bylvay once daily at 120µg/kg. The primary endpoint is survival with native liver after two years of treatment.

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

Since inception, we have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of $289.9 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2021, we had approximately $262.6 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees and milestone payments as well as product revenue following our commercial launch of Bylvay detailed below. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our condensed consolidated financial statements included in this quarterly report.

We commenced our commercial launch of Bylvay for the treatment of pruritus in patients with PFIC ages 3 months or older in the United States in July 2021 after we received FDA approval of Bylvay on July 20, 2021.

We sell Bylvay to a limited number of specialty pharmacies and a specialty distributor which dispense the product directly to patients. The specialty pharmacies and specialty distributor are referred to as our customers. We also sell Bylvay to our customers in the European Union, which includes a limited number of pharmacies.

Product Revenue, Net

We recognize revenue upon delivery of Bylvay to our customers. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have written contracts with each of our customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives Bylvay. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. The wholesale acquisition cost that we charge our customers for Bylvay is adjusted to arrive at our estimated net product revenues by deducting (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, and (iii) trade allowances, such as invoice discounts for prompt payment and customer fees.

We recognized net sales of Bylvay of $1.1 million and $1.1 million for the three and nine months ended September 30, 2021, respectively. No revenue was recognized for the three and nine months ended September 20, 2021.

Royalty Revenue

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Cost of Product Revenue

Cost of product revenue consists of manufacturing costs for sales of Bylvay. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval on July 20, 2021, certain of the Bylvay costs during the nine months ended September 30, 2021 were expensed prior to July 20, 2021 and, therefore, are not included in costs of sales during the current period. These costs expensed prior to regulatory approval were determined to be immaterial after estimating the cost of sales, with or without such costs, compared to the net sales of Bylvay as a whole. Cost of product revenues for the next 24 months, when pre-approval inventory will be depleted, will reflect a lower average per unit cost of sales. Manufacturing costs, which totaled approximately $1.6 million, were not capitalized, and instead were expensed as research and development expenses from 2020 to 2021.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation) for our executive, finance and other administrative employees. In addition, selling, general and administrative expenses include fees for third-party professional services, including consulting, information technology, legal and accounting services. Other selling, general and administrative expenses include allocated overhead, marketing expenses related to the commercial launch of Bylvay, as well as other corporate expenses.

Other Operating Expense (income), net

Other operating (income) expense, net consists primarily of foreign currency exchange gains or losses associated with revaluation of intercompany loans.

Gain from sale of priority review voucher, net of transaction costs

Gain from sale of priority review voucher, net of transaction costs consists of cash proceeds recorded in connection with the sale of the rare pediatric disease priority review voucher received from the FDA in connection with the approval of the Company’s product Bylvay (odevixibat).

Interest Expense, net

Interest expense, net consists primarily of non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan and Thailand in addition to both cash and non-cash interest expense associated with our note payable. In addition, interest expense, net includes interest income associated with our interest-bearing cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes consists of taxes related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected. We expect to maintain a full valuation allowance against its net deferred tax assets for the year.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and assumptions on historical experience and on various assumptions that we believe are reasonable under the circumstances, and we evaluate them on an ongoing basis. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates and judgments. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business. Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 25, 2021, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2020. Due to the commercialization of Bylvay (odevixibat) the Company implemented accounting policies related to revenue recognition and inventory.  See Note 1, “Summary of significant accounting policies and basis of presentation” for more information on revenue recognition and inventory accounting policies. For more information on other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Result of Operations

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Revenue
Product revenue, net	$1,060	$—	$1,060
Royalty revenue	2,604	2,131	473
Total revenue	3,664	2,131	1,533
Cost of product revenue	431	—	431
Gross profit	3,233	2,131	1,102
Operating Expenses
Research and development	21,083	22,200	(1,117)
Selling, general and administrative	17,612	11,663	5,949
Other operating expense (income), net	3,719	(4,628)	8,347
Total operating expenses	42,414	29,235	13,179
Operating loss	(39,181)	(27,104)	(12,077)
Other income (loss)
Gain from sale of priority review voucher, net of transaction costs	103,387	—	103,387
Interest expense, net	(3,331)	(3,639)	308
Net income (loss) before income taxes	60,875	(30,743)	91,618
Provision for income taxes	3,789	—	3,789
Net income (loss)	$57,086	$(30,743)	$87,829

Revenue

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Product revenue, net	$1,060	$—	$1,060
Royalty revenue	2,604	2,131	473
Total revenue	$3,664	$2,131	$1,533

Product revenue, net was $1.1 million for the three months ended September 30, 2021 due to net revenue recognized upon Bylvay sales. There was no product revenue for the three months ended September 30, 2020.

Royalty revenue was $2.6 million for the three months ended September 30, 2021 compared with $2.1 million for the three months ended September 30, 2020, an increase of $0.5 million. The increase relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Cost of product revenue	$431	$—	$431

Cost of product revenue was $0.4 million for the three months ended September 30, 2021. Following Bylvay approval certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold, was expensed prior to approval. Bylvay was approved during this quarter, therefore there was no cost of product revenue for the three months ended September 30, 2020.

Research and development expenses

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Research and development expenses	$21,083	$22,200	$(1,117)

Research and development expenses were $21.1 million for the three months ended September 30, 2021 compared with $22.2 million for the three months ended September 30, 2020, a decrease of $1.1 million. The decrease in research and development expenses for the 2021 period was principally due to program activities related to Bylvay, elobixibat, and preclinical programs and were offset by the increase in program activities related to odevixibat in biliary atresia and Alagille syndrome and A3907.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Direct third-party project costs:
Bylvay	$3,697	$9,463	$(5,766)
Odevixibat	7,254	2,579	4,675
Elobixibat	—	1,077	(1,077)
A3907	1,423	—	1,423
Preclinical	915	1,717	(802)
Total	$13,289	$14,836	$(1,547)
Other project costs(1):
Personnel costs	$7,741	$7,179	$562
Other costs(2)	53	185	(132)
Total	$7,794	$7,364	$430
Total research and development costs	$21,083	$22,200	$(1,117)
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Selling, general and administrative	$17,612	$11,663	$5,949

Selling, general and administrative expenses were $17.6 million for the three months ended September 30, 2021 compared with $11.7 million for the three months ended September 30, 2020, an increase of $5.9 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercial expenses to launch Bylvay.

Other operating expense (income), net

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Other operating expense (income), net	$3,719	$(4,628)	$8,347

Other operating expense, net totaled $3.7 million for the three months ended September 30, 2021 compared with income of $4.6 million for the three months ended September 30, 2020. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Gain from sale of priority review voucher, net of transaction costs

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Gain from sale of priority review voucher, net of transaction costs	$103,387	$—	$103,387

Gain from sale of priority review voucher, net of transaction costs totaled $103.4 million for the three months ended September 30, 2021. There was no gain from the sale of priority review voucher, net for the three months ended September 30, 2020.

Interest expense, net

	Three Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Interest expense, net	$(3,331)	$(3,639)	$308

Interest expense, net totaled $3.3 million for the three months ended September 30, 2021 compared with $3.6 million for the three months ended September 30, 2020. The difference was principally attributable to lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, in addition to interest expense associated with our note payable.

Provision for income taxes

	Three Months Ended
	September 30,		Change
	2021	2020	$

	In thousands
Provision for income taxes	$3,789	$—	$3,789

We recorded a tax provision of $3.8 million for the three months ended September 30, 2021, primarily related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected. We expect to maintain a full valuation allowance against its net deferred tax assets for the year.

Nine Months Ended September 30, 2021 and September 30, 2020

Result of Operations

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Revenue
Product revenue, net	$1,060	$—	$1,060
Royalty revenue	6,998	5,592	1,406
Total revenue	8,058	5,592	2,466
Cost of product revenue	431	—	431
Gross profit	7,627	5,592	2,035
Operating Expenses
Research and development	61,920	56,727	5,193
Selling, general and administrative	49,825	28,290	21,535
Other operating expense (income), net	7,873	(4,556)	12,429
Total operating expenses	119,618	80,461	39,157
Operating loss	(111,991)	(74,869)	(37,122)
Other income (loss)
Gain from sale of priority review voucher, net of transaction costs	103,387	—	103,387
Interest expense, net	(10,675)	(7,965)	(2,710)
Net loss before income taxes	(19,279)	(82,834)	63,555
Provision for income taxes	3,789	—	3,789
Net loss	$(23,068)	$(82,834)	$59,766

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)

Product revenue, net	$1,060	$—	$1,060
Royalty revenue	6,998	5,592	1,406
Total revenue	$8,058	$5,592	$2,466

Product revenue, net was $1.1 million for the nine months ended September 30, 2021 due to revenue recognized upon Bylvay sales. There was no product revenue for the nine months ended September 30, 2020.

Royalty revenue was $7.0 million for the nine months ended September 30, 2021 compared with $5.6 million for the nine months ended September 30, 2020, an increase of $1.4 million. The increase relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Cost of product revenue	$431	$—	$431

Cost of product revenue was $0.4 million for the nine months ended September 30, 2021 due to the approval of Bylvay in July 2021. Following Bylvay approval certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold, was expensed prior to approval. Bylvay was approved during this quarter, therefore there was no cost of product revenue for the nine months ended September 30, 2020.

Research and development expenses

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Research and development expenses	$61,920	$56,727	$5,193

Research and development expenses were $61.9 million for the nine months ended September 30, 2021 compared with $56.7 million for the nine months ended September 30, 2020, an increase of $5.2 million. The increased research and development expenses for the 2021 period were principally due to clinical programs and personnel expenses, including stock-based compensation as we continue to increase our headcount and program activities. The increase in program activities related to odevixibat in biliary atresia and Alagille syndrome and A3907 and were partially offset by Bylvay PFIC expenses, elobixibat and preclinical programs.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Direct third-party project costs:
Bylvay	$15,181	$26,119	$(10,938)
Odevixibat	18,008	5,616	12,392
Elobixibat	—	2,834	(2,834)
A3384	—	93	(93)
A3907	5,241	—	5,241
Preclinical	2,873	4,200	(1,327)
Total	$41,303	$38,862	$2,441
Other project costs(1):
Personnel costs	$19,668	$15,774	$3,894
Other costs(2)	949	2,091	(1,142)
Total	$20,617	$17,865	$2,752
Total research and development costs	$61,920	$56,727	$5,193
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Selling, general and administrative	$49,825	$28,290	$21,535

Selling, general and administrative expenses were $49.8 million for the nine months ended September 30, 2021 compared with $28.3 million for the nine months ended September 30, 2020, an increase of $21.5 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization readiness activities related to Bylvay.

Other operating expense (income), net

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Other operating expense (income), net	$7,873	$(4,556)	$12,429

Other operating expense, net totaled $7.9 million for the nine months ended September 30, 2021 compared with income of $4.6 million for the nine months ended September 30, 2020. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Gain from sale of priority review voucher, net of transaction costs

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Gain from sale of priority review voucher, net of transaction costs	$103,387	$—	$103,387

Gain from sale of priority review voucher, net of transaction costs totaled $103.4 million for the three months ended September 30, 2021. There was no gain from the sale of priority review voucher, net for the three months ended September 30, 2020.

Interest expense, net

	Nine Months Ended September 30,		Change
	2021	2020	$

	(in thousands)
Interest expense, net	$(10,675)	$(7,965)	$(2,710)

Interest expense, net totaled $10.7 million for the nine months ended September 30, 2021 compared with $8.0 million for the nine months ended September 30, 2020. The difference was principally attributable to higher non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, in addition to interest expense associated with our note payable.

Provision for income taxes

	Nine Months Ended
	September 30,		Change
	2020	2019	$

	In thousands
Provision for income taxes	$3,789	$—	$3,789

We recorded a tax provision of $3.8 million for the nine months ended September 30, 2021, primarily related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected. We expect to maintain a full valuation allowance against its net deferred tax assets for the year.

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

As of September 30, 2021, our cash and cash equivalents were approximately $262.6 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of September 30, 2021, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $5.0 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. To the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma, we are obligated to pay those amounts as royalty interest payments to HCR under the RIAA.

In addition, in February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

On May 7, 2020, we filed a new universal shelf registration statement on Form S-3, or the 2020 Form S-3, with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of September 30, 2021, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On May 7, 2020, we also entered into a sales agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On June 8, 2020, we entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to us in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of September 30, 2021, we borrowed an aggregate principal amount of $10.0 million. An aggregate principal amount of up to $20.0 million remains available for future borrowing upon request and an aggregate principal amount of up to $45.0 million remains available for future borrowing subject to approval from the Lender.

On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. This registration statement will remain in effect for up to three years from the date it became effective. On February 25, 2021, we also entered into a new sales agreement, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100 million. Subsequently in July, 2021 we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. We make no assurances as to the continued effectiveness of the 2021 Form S-3.

On August 31, 2021, we entered into a definitive agreement to sell the rare pediatric disease priority review voucher (“PRV”) that we received from the FDA in connection with the approval of the Company’s product Bylvay (odevixibat), for cash proceeds of $105.0 million. On September 28, 2021, we completed our sale of the PRV and received net proceeds of $103.4 million, after deducting commission costs, which was recorded as a gain from sale of priority review voucher, net of transaction costs.

Cash Flows

Nine months ended September 30, 2021 and September 30, 2020

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(93,668)	(72,834)
Investing activities	102,922	(78)
Financing activities	2,389	219,826
Total	$11,643	$146,914
Effect of exchange rate changes on cash and cash equivalents	(303)	(66)
Net increase in cash and cash equivalents	11,340	146,848

Operating activities

Cash used in operating activities of $93.7 million during the nine months ended September 30, 2021 was primarily a result of our $23.1 million net loss from operations, $103.4 million net gain from sale of PRV, and a net increase in assets and liabilities of $1.8 million. The net increase in operating assets and liabilities during the nine months ended September 30, 2021 was primarily driven by increases in accrued expenses, accounts payables, accounts receivable, other assets and inventory, offset by decreases in other current and long-term liabilities and prepaid expenses and other current assets. This increase was offset by non-cash items, including $13.3 million of stock-based compensation expense, $9.4 million of accretion of liability related to sale of future royalties, and $7.8 million of foreign currency adjustments. Cash used in operating activities of $72.8 million during the nine months ended September 30, 2020 was primarily a result of our $82.8 million net loss from operations and a net decrease in assets and liabilities of $4.0 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2020 was primarily driven by decreases in accrued expenses, other current and long-term liabilities, prepaid expenses and other current assets, and accounts payable. This decrease was offset by non-cash items, including $10.1 million of stock-based compensation expense, $7.7 million of accretion of liability related to sale of future royalties, and $4.0 million of foreign currency adjustments.

Investing activities

Cash provided by investing activities of $102.9 million during the nine months ended September 30, 2021 was primarily related to net proceeds from the sale of the PRV offset by purchases of property and equipment. Cash used in investing activities of $0.1 million during the nine months ended September 30, 2020 was primarily related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $2.4 million during the nine months ended September 30, 2021 was primarily related to proceeds from exercise of options. Cash provided by financing activities of $219.8 million during the nine months ended September 30, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $193.4 million, proceeds from royalty agreement of $14.8 million, and proceeds from issuance of debt, net of issuance costs of $9.5 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. The 2021 operating cash burn guidance has been $130-$135 million and is expected to be closer to $130 million. During the third quarter of 2021 an additional $103.4 million of net proceeds were received after deducting fees from the recently completed sale of the PRV. An additional $15 million cash upfront fee from the recently announced Japan licensing agreement due to be received in the fourth quarter of 2021. As a result, cash and cash equivalents are anticipated to be sufficient to fully fund the launches of Bylvay and the next stages of the early asset portfolio. 2021 revenue from Bylvay is anticipated to be $3-4 million.

Our future funding requirements will depend on many factors, including the following:

●	Future revenue from commercial sales of Bylvay for patients with PFIC;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of Bylvay in biliary atresia and the pivotal clinical trial of Bylvay in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;

●	our ability to build and maintain a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue;
●	the current and potential impacts of the COVID-19 pandemic on our business;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement and maintain financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

We cannot be certain that we will be able to successfully commercialize Bylvay or that we will be able to establish and maintain distribution arrangements. Our failure or the failure of our distributors to successfully commercialize Bylvay could have a material adverse effect on our financial position or results of operations. In addition, we cannot be certain that we will be able to successfully complete our pre-commercialization activities or research and development programs or establish licensing, collaboration or similar arrangements for our product candidates. Our failure or the failure of any current or potential future licensee to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

We expect to continue to incur losses. Our ability to achieve and maintain profitability is dependent upon the successful development, regulatory approval and commercialization of our products and product candidates and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of September 30, 2021, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3, including up to $100 million of our common stock pursuant to the sales agreement with respect to an at-the-market offering program. As of September 30, 2021, there remained $99.7 million of our common stock available for sale pursuant to the sales agreement. We make no assurances as to the continued effectiveness of the 2021 Form S-3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the implementation of controls designed to address risks related to product revenue recognition and inventory.

We engaged in the process of design and implementation of internal control over financial reporting in a manner commensurate with the scale of our commercial operations, including the review of inventory held by third party providers.

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

Bylvay was approved by the FDA and authorized by the EMA in July 2021. Bylvay was also granted marketing authorization by the MHRA in September 2021. We may still encounter delays or hurdles related to our product launch that affect timing of commercial availability.

Our business currently depends heavily on our ability to successfully commercialize Bylvay in the U.S. and Europe in its approved indications. We may never be able to successfully commercialize Bylvay or meet our expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in preparation for the launch and commercialization of Bylvay in the U.S. and Europe will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with PFIC. We may also encounter challenges related to reimbursement of Bylvay, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering Bylvay. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize Bylvay or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenue or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to Bylvay.

Item 5. Other Information

On November 3, 2021 our Board of Directors (the “Board”) adopted the Incentive Compensation Recoupment Policy (the “Clawback Policy”). The Clawback Policy, which is administered by the Compensation Committee of the Board (the “Committee”), permits the Committee to seek to recoup incentive compensation granted or awarded to or earned by our employees who are “officers” under the reporting requirements of Section 16 of the Exchange Act (the “Executives”), in the event the Committee determines that an Executive engaged in serious misconduct, or failed to supervise a subordinate employee who engaged in serious misconduct which the Executive knew, or was reckless in not knowing, was occurring, and such misconduct resulted in a material violation of law or a written Company policy that caused significant financial or reputational harm to the Company. For purposes of the Clawback Policy, incentive compensation means (i) any equity or equity-based award granted on or after January 1, 2022, and (ii) any cash-based performance or incentive award (i.e., bonus or cash incentive plan payment, including any amounts deferred with respect thereto) approved, awarded or granted to an Executive on or after January 1, 2022. The Clawback Policy provides that the Committee may not seek recoupment of incentive compensation following a change of control or that was awarded more than three years prior to the first event giving rise to the recoupment. Notwithstanding the Policy, we may recoup compensation to the extent required by law or the requirements of the exchange on which the Company’s stock is listed for trading.

The foregoing is only a brief description of the terms of the Clawback Policy, does not purport to be complete and is qualified in its entirety by reference to the Clawback Policy that has been filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1+@	Asset Purchase Agreement, dated as of August 31, 2021, by and among the Registrant, Albireo AB and Ares Trading SA.	X

10.2*	Albireo Pharma, Inc. Incentive Compensation Recoupment Policy.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

@ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 4, 2021	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer