Form 10-K
period 2021-12-31
ALBIREO PHARMA, INC.
filed 2022-03-01
CIK 1322505

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-33451

Albireo Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0136863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

53 State Street, 19th Floor Boston, MA	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(857) 254-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ALBO	The Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $672.7 million based on the price at which the common stock was last sold on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 22 2022, was 19,361,898.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our commercialization plans and expectations for commercializing Bylvay™ (odevixibat) globally;
●	the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of Bylvay, elobixibat, A3907, A2342 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including BOLD, our pivotal clinical trial of Bylvay in patients with biliary atresia, or ASSERT, our pivotal trial of Bylvay in Alagille syndrome, or ALGS) for submission, review or approval of any regulatory filing, or for meeting with regulatory authorities;
●	the potential benefits that may be derived from any of our product candidates;
●	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
●	any payment that EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;
●	the potential impacts of the COVID-19 pandemic on our business operations or financial condition;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to effectively commercialize Bylvay for its approved indications;

●	the design, size, duration and endpoints for, and results from BOLD, our pivotal trial of Bylvay in biliary atresia, and ASSERT our pivotal trial of Bylvay in ALGS, or any other trials that will be required to obtain marketing approval for Bylvay to treat patients with PFIC, biliary atresia, ALGS or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;
●	whether favorable findings from clinical trials of Bylvay to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of Bylvay in biliary atresia and pivotal trial of Bylvay in ALGS;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for completion of, or for availability of data from, our pivotal trial of Bylvay in biliary atresia and our pivotal trial of Bylvay in ALGS, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of Bylvay in biliary atresia and the pivotal trial of Bylvay in ALGS;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a treatment for PFIC and potentially other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of Bylvay, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from Bylvay, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	whether we are able to effectively commercialize Bylvay in patients with PFIC;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan and, through its sublicensee, in Thailand, and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	the success of competing third-party products or product candidates;
●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	whether we are able to maintain compliance with the terms and conditions of our loan and security agreement with Hercules Capital, Inc.;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. Our product Bylvay has been approved in the United States for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized in Europe for the treatment of PFIC in patients ages 6 months or older. In October 2021, the FDA granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritis in patients ages 3 months or older with PFIC. In July 2021, the EMA granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In September 2021, Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, for the treatment of PFIC in patients 6 months or older. Bylvay is available by prescription to patients in the U.S. and became available by prescription to patients in Germany in September 2021. PFIC is a rare, life-threatening genetic disorder affecting young children and Bylvay is the first approved drug treatment in the disease.

We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome (ALGS), each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020.We expect topline results from the ASSERT trial by the end of 2022.

We are expanding development to compounds that are intended for adult liver and viral diseases. Our lead candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted oral bioavailability and systemic exposures in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events, such as diarrhea, associated with the non-systemic IBAT inhibitors acting locally in the intestine. In December 2021, we announced topline results from our Phase 1 clinical trial in healthy adult subjects to investigate the safety, tolerability, pharmacokinetics of orally administered A3907. In the top-line results the trial achieved both primary and secondary objectives. A3907 was safe and well tolerated in the Phase 1 clinical trial at systemic exposures that demonstrated therapeutic benefits in preclinical models. With the potential to inhibit ileal, renal and hepatic ASBT, we hope A3907 will provide the optimal balance of efficacy and tolerability in patients in multiple liver diseases. A composition of matter patent for A3907 has been granted. We expect to initiate a Phase 2 trial for A3907 in adult liver disease by the end of 2022.

We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult viral and liver diseases is A2342, a potent small molecule inhibitor of the sodium-taurocholate co-transporting peptide (NTCP). NTCP is a key transporter of bile acids into the liver cells and also serves as the entry mechanism for the hepatitis B (HBV) and hepatitis D (HDV) viruses. A2342 protects primary human hepatocytes from HBV infection in vitro. In addition, A2342 reduces markers of infection in HBV-infected humanized mice. A2342 has demonstrated target engagement in non-human primates with biomarker increases comparable to increases achieved in humans by a now commercial subcutaneous peptide NTCP inhibitor. A composition of matter patent for A2342 has been granted, and IND enabling studies are being completed. We expect to initiate a Phase 1 trial for A2342 in healthy volunteers by the end of 2022. Preclinical efforts with other bile acid modulator approaches continue.

The first IBAT inhibitor developed by Albireo is elobixibat, which was approved in Japan and Thailand for the treatment of chronic constipation and is marketed by our partner EA Pharma or its sublicensee in Thailand.

Bylvay — Our Lead Product for PFIC.

Bylvay (odevixibat) was approved by the FDA on July 20, 2021 for the treatment of pruritis in patients ages 3 months or older with PFIC, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay was also granted marketing authorization by the MHRA on September 7, 2021 for the treatment of patients 6 months or older with PFIC. We also received a rare pediatric disease priority review voucher (PRV) from the FDA in connection with the U.S. approval of Bylvay. In September 2021, we sold the PRV for $105.0 million. Bylvay is available by prescription to patients in the U.S. and we announced in September 2021 that Bylvay became available by prescription to patients in Germany. In July 2021, the EMA granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In October 2021, the FDA granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritis in PFIC patients ages 3 months or older.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. Apart from rights we granted to third parties in the below agreements, we hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We have entered into a fee for service promotional agreement with Travere Therapeutics, Inc. to promote Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including, Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of patients with PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other indications under development for Bylvay.

We are also pursuing the development of Bylvay in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or odevixibat once daily at 120µg/kg. The primary endpoint is survival with native liver after two years of treatment.

Biliary atresia is a partial or total blocking or absence of large bile ducts that causes cholestasis and resulting accumulation of bile that damages the liver. The estimated worldwide incidence of biliary atresia is between 6 and 10 for every 100,000 live births. We estimate the prevalence of biliary atresia to be approximately 18,000 patients across the U.S. and Europe, and approximately 27,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of biliary atresia with precision. There are currently no drugs approved for the treatment of biliary atresia. The current standard of care is a surgery known as the Kasai procedure, or hepatoportoenterostomy, in which the obstructed bile ducts are removed and a section of the small intestine is connected to the liver directly. However, only an estimated 25% of those initially undergoing the Kasai procedure will survive to their twenties without need for liver transplantation.

In addition, we initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. The trial is expected to enroll approximately 45 patients aged 0 to 17 years of age with a genetically confirmed diagnosis of ALGS across 35 sites in North America, Europe, Middle East and Asia Pacific. We expect topline data to be available by the end of 2022. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 50,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 12,000 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Interruption of enterohepatic circulation in patients with PFIC or ALGS surgically via the partial external biliary diversion, or PEBD, procedure has been shown to lower serum bile acid levels, relieve pruritus, improve clinical outcomes and delay the progression of serious liver disease. Bylvay is designed to treat patients with PFIC and other cholestatic liver diseases pharmacologically by inhibiting IBAT to reduce bile acids in the liver and serum, while at the same time reducing pruritus. In addition to the beneficial effects that may be achievable through IBAT inhibition, Bylvay is minimally absorbed into the bloodstream, resulting in minimal systemic exposure of the drug to the body.

Our Strategy

Our goal is to be a leader in the development and commercialization of novel therapeutics for orphan pediatric cholestatic liver diseases and disorders where there is high unmet medical need, while also leveraging our expertise in bile acid modulation to treat other liver and GI diseases and disorders. To achieve our goal, we intend to pursue the following strategies.

●	Continue to commercialize Bylvay for patients with PFIC in the United States and Europe. Bylvay was approved by the FDA on July 20, 2021 for the treatment of pruritis in patients ages 3 months or older with PFIC, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay was also granted marketing authorization by the MHRA on September 7, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay is available by prescription to patients in the U.S., and in September 2021, Bylvay became available by prescription to patients in Germany. We plan to launch Bylvay in additional markets in 2022.
●	Maximize the benefit and commercial potential of Bylvay by expanding development to additional orphan pediatric cholestatic indications. Beyond PFIC, we also believe Bylvay can benefit children suffering from other cholestatic diseases and disorders. We initiated a pivotal clinical trial with Bylvay for the treatment of biliary atresia, the BOLD trial, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We estimate that biliary atresia impacts an aggregate of 18,000 patients in the United States and Europe, with another 27,000 patients in other jurisdictions worldwide, and is the cause of over 50% of liver transplants in children. We also initiated a pivotal trial for Bylvay as a treatment for ALGS, the ASSERT trial, in the fourth quarter of 2020 and expect topline results from that trial at the end of 2022.
●	Continue to develop the capability to commercialize Bylvay to treat orphan pediatric liver diseases through a targeted sales force in the United States and certain key markets in Europe and in collaboration with licensees and distribution partners in selected other regions. Having received marketing approval in the United States, the European Union and Great Britain for Bylvay to treat patients with PFIC, we have been building the capabilities to effectively commercialize Bylvay in the approved indication(s) in the applicable regions. The commercial organization remains modest in size in order to target the relatively small number of specialists in the United States, Europe and other markets who treat children with cholestatic liver disease. We have entered into select collaboration, distribution and other marketing arrangements with third parties to obtain marketing authorizations and commercialize Bylvay in the approved indication(s) in Israel, Turkey, the GCC countries, Central and Eastern European countries and Japan. We continue to assess potential collaboration partners in other key markets. We have entered into a fee for service promotional agreement with Travere Therapeutics, Inc. for promotional support for Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch.
●	Collaborate selectively to develop and commercialize product candidates targeting nonorphan indications, potentially including any future product candidate to treat adult liver diseases. We intend to selectively seek alliances and collaborations to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations. These product candidates may include A3907, A2342 and any potential future product candidate that arises from our preclinical program in adult liver diseases.

Our Pipeline

Bylvay

Bylvay (odevixibat) was approved by the FDA on July 20, 2021 for the treatment of pruritis in patients ages 3 months or older with PFIC, and authorized by the EMA on July 16, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay was also granted marketing authorization by the MHRA on September 7, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay is available in the U.S. and became available by prescription to patients in Germany in September 2021. PEDFIC 2, our ongoing long term, open label extension study to evaluate long-term outcomes, includes a cohort of patients who completed 24 weeks in PEDFIC 1 or moved into PEDFIC 2 after 12 weeks in PEDFIC 1, as well as an additional cohort of PFIC patients who were not eligible for PEDFIC 1. In addition to PFIC, we initiated a pivotal clinical trial in biliary atresia in the first half of 2020 and a pivotal trial for Bylvay as a treatment for ALGS in the fourth quarter of 2020.

Bylvay is a highly potent and selective inhibitor of IBAT that is designed to reduce bile acid reabsorption from the small intestine to the liver, and therefore reduce levels of bile acids in the serum and liver and increase excretion of bile acids via the colon. We believe that reducing liver and serum bile acid levels may reduce bile acid-related liver damage to improve liver function and alleviate symptoms of PFIC and other cholestatic liver diseases, including pruritus. Moreover, at therapeutic doses, Bylvay has minimal systemic exposure, acts locally in the gut and, based on preclinical testing, appears to be excreted substantially intact in the feces, which may reduce the risk of systemic side effects and undesirable drug-drug interactions compared with drugs that have broad distribution in the body. Odevixibat has been granted orphan drug designation for PFIC, PBC, biliary atresia and ALGS in the United States and the European Union.

Approved Indication for Bylvay

PFIC. Bylvay is approved for the treatment of pruritus in PFIC in the U.S. and for PFIC in Europe. PFIC is a rare genetic disorder that causes progressive, life-threatening liver disease, which may start early after birth or at a young age and rapidly progress to end-stage liver disease. PFIC is commonly associated with elevated serum bile acids. Prominent symptoms of PFIC include pruritus, which is associated with severe sleep disturbance and diminished overall quality of life, and poor growth. Prior to the approval of Bylvay, first-line treatment in PFIC was typically off-label UDCA, which is approved in France only for PFIC type 3. UDCA is itself a type of bile acid that is thought to act by diluting the toxic effects in the liver and bile ducts of a different type of bile acids, known as hydrophobic bile acids, which are often elevated in cholestatic liver disease. Third-party retrospective analyses published in 2009 and 2010 indicate that, following treatment with UDCA, many PFIC patients require PEBD surgery and PFIC patients will often ultimately require liver transplantation. Although success rates vary, published third-party studies have shown that PEBD surgery can slow and, in some cases, stop the progression of liver disease and lead to reduced pruritus and improved sleep. We believe these outcomes validate our approach of reducing liver and serum bile acids with an IBAT inhibitor such as Bylvay to treat PFIC.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. We hold global rights to Bylvay. Our current plan is to commercialize Bylvay ourselves in the United States and certain key markets in Europe. We have entered into select collaboration, distribution and other marketing arrangements with third parties to commercialize Bylvay in the approved indication(s) in Israel, Turkey, the GCC countries, Central and Eastern European countries and Japan. We continue to assess potential collaboration partners in other key markets.

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

Biliary Atresia Indication for Bylvay

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

The estimated worldwide incidence of biliary atresia is between 6 and 10 for every 100,000 live births. Of all biliary atresia patients, we believe Bylvay will primarily benefit those who have undergone a Kasai procedure that has been sufficiently successful to obviate the need for liver transplant within the first year of life. We estimate the prevalence of biliary atresia to be approximately 18,000 patients across the U.S. and Europe, and 27,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of biliary atresia with precision.

The exact cause of biliary atresia is unknown, but it is thought to result from an event in the womb around the time of birth. Possible triggers may include viral or bacterial infection, an immune system malfunction, a genetic mutation, a problem during liver or bile duct development or exposure to toxic substances. In January 2019, the FDA granted orphan designation to odevixibat for the treatment of biliary atresia. The European Commission granted orphan drug designation to odevixibat for the treatment of biliary atresia in December of 2018. We initiated the BOLD clinical trial, a global pivotal trial in biliary atresia, in the first half of 2020. Our double-blind, placebo controlled pivotal trial is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or 120µg/kg Bylvay odevixibat once daily. The primary endpoint is survival with native liver after two years of treatment. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We anticipate having topline results available from this trial in 2024.

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

We estimate the prevalence of ALGS to be approximately 12,000 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision.

The estimated worldwide incidence of ALGS is one in every 50,000 newborns born worldwide. ALGS is predominately caused by mutations in a gene called Jagged1. In a small number of cases, ALGS results from mutations in a gene called Notch2. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS. In the fourth quarter of 2020, we initiated the ASSERT global pivotal trial for Bylvay as a treatment for ALGS. We expect topline data to be available by the end of 2022, before the announcement of the topline results from the BOLD clinical trial.

Potential Additional Target Indications for Bylvay

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

Long Term Extension Study for Bylvay in PFIC

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

At the November 2021 AASLD, we presented data from an additional interim data cut as of December 4, 2020. The data showed continued long term clinical benefit across PFIC types. Overall, 84 patients received Bylvay during the pooled analysis period, and the overall median (range) exposure from the first dose of Bylvay was 53 (3−128) weeks.

sBA responders had larger improvements in pruritus than sBA non-responders or partial responders as defined by those who did not meet sBA response criteria. Approximately 40% of patients met criteria for sBA response (≥70% reduction in sBAs or sBAs ≤70 μmol/L) during Bylvay treatment. When treatment response was defined by sBA and/or pruritus criteria (≥70% reduction in sBAs or sBAs ≤70 μmol/L), approximately 60% of patients treated with Bylvay achieved a treatment response. In addition, there are a number of patients that are partial responders. We also presented additional evidence of Bylvay reducing disease burden and improving quality of life. From baseline to week 72, responders had mean improvement in hepatic health parameters in transaminases and total bilirubin levels, quality of sleep and growth, with greater improvement observed in responders compared with non-responders. The data showed benefit across PFIC types. During up to 54 weeks of Bylvay treatment, patients with PFIC3 (n=5) and PFIC6 (n=1) experienced clinical benefits, including reductions in sBAs and improvement in pruritus symptoms, growth and sleep parameters. The observed safety and tolerability profile of Bylvay was consistent across studies, treatment groups and doses, regardless of PFIC classification or subtype. No drug-related serious adverse events were reported in either PEDFIC 1 or PEDFIC 2 at the time of the interim data cut.

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

Elobixibat is, like Bylvay, an IBAT inhibitor. In August 2020, we announced topline results from our Phase 2 clinical trial as a treatment for NAFLD and NASH and based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH.

Clinical Development and Clinical Trials of Elobixibat

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

In 2010, we completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for chronic idiopathic constipation, or CIC, in the United States.

The primary endpoint of the trial was change in number of weekly spontaneous bowel movement, or SBMs from baseline to the first treatment week for patients who received one of three doses of elobixibat (5, 10 or 15 mg) compared with patients who received a placebo. The results demonstrated a dose response in favor of elobixibat among all three dose groups and were statistically significant in the 10 mg (p < 0.002) and 15 mg (p < 0.001) dose groups.

Secondary efficacy endpoints of the trial included evaluations of changes in mean weekly number of SBMs and complete spontaneous bowel movements, or CSBMs, time to first SBM or CSBM, overall constipation response and reduction in C4 and LDL cholesterol levels. The 10 mg and 15 mg elobixibat doses met all of these secondary endpoints with statistical significance.

All doses of elobixibat were generally well tolerated in the clinical trial.

In 2015 our licensee, EA Pharma, completed a multicenter, double blind, placebo controlled Phase 2b clinical trial of elobixibat as a treatment for chronic constipation in Japan.

The primary endpoint of the trial was change in number of weekly SBMs from baseline to the first treatment week for patients who received low, mid or high doses of elobixibat compared with patients who received a placebo. In the trial, both the mid and high dose groups of elobixibat showed a highly statistically significant advantage on change from baseline in weekly SBM frequency compared with placebo (p < 0.001). The findings in favor of elobixibat were substantially the same on a secondary endpoint of the trial assessing change from baseline in weekly CSBM frequency.

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

In 2019 we initiated a double-blind, placebo controlled Phase 2 trial designed to assess the safety and efficacy of elobixibat 5 mg in NASH/NAFLD patients over 16 weeks, as measured by liver steatosis and various biomarkers. Based on the results of the trial, we decided not to pursue further development of elobixibat in NAFLD or NASH.

A3907

Our lead candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) where systemic bioavailability has been demonstrated in preclinical and clinical studies. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events associated with the category, such as diarrhea, in adult patients with liver diseases. We have completed a Phase 1 clinical trial in healthy subjects. We expect to initiate a Phase 2 clinical trial by the end of 2022.

Phase 1 Trial

In November 2021, we announced topline data from a Phase 1 trial of A3907. The Phase 1 trial was a randomized, double-blind, placebo-controlled, single- and seven-day multiple-dose study was conducted in 54 and 22, respectively, healthy subjects. Doses evaluated were 1-162 mg in the single ascending dose portion, and 9-67.5 mg in the multiple ascending dose portion. Primary objectives were safety and tolerability, secondary objectives were evaluation of pharmacokinetics, and there were multiple exploratory endpoints.

The study met its primary objectives with data showing A3907 overall to be safe and well tolerated, with no serious adverse events (SAEs) or discontinuations due to treatment emergent adverse events (TEAEs). All TEAEs were mild, the most common were mainly abdominal symptoms such as loose stools, and all participants finished the trial protocol. No clinically significant effects in clinical chemistry, hematology, physical examinations or ECG. The study also met its secondary objectives with dose-related plasma exposure up to 81 mg dose, with no accumulation. Exposure levels were within the range that show effects in animal disease models. Single doses of A3907 showed dose proportional increases in plasma exposure up to 81 mg with no further increase at a dose of 162 mg. The study showed target engagement with 7alpha-hydroxy-4-cholesten-3-one (C4) increases and low-density lipoprotein cholesterol (LDL-C) reductions, with C4 increases indicating elevation in bile acid excretion, while LDL-C reduction indicating elevated synthesis of bile acids from cholesterol.

Preclinical Programs

A2342

Our lead preclinical candidate for adult viral and liver diseases, A2342, is an oral systemic sodium-taurocholate co-transporting peptide, or NTCP inhibitor, which is a potent small molecule that blocks entry of bile acids into the liver. We plan to initiate a Phase 1 study with A2342 by the end of 2022.  Preclinical efforts with other bile acid modulator approaches continue.

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

Payment Terms. As of February 15, 2022, we have received $49.9 million in upfront and milestone payments from EA Pharma under the agreement. We are eligible to receive additional amounts of up to $4.9 million if a specified regulatory event is achieved for elobixibat. In addition, subject to the terms of the royalty interest acquisition agreement, or RIAA, with HealthCare Royalty Partners III, L.P., or HCR, described below, we may become eligible under the license agreement to receive up to $17.4 million if specified sales milestones are achieved for elobixibat and we also receive stepped royalties beginning in the high single digits on all future net sales of elobixibat.

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

We record estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2021, our estimate of our total interest expense resulted in an annual effective interest rate of approximately 18.1%.

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

As of December 31, 2021, our patent estate included 37 issued patents, 4 allowed applications and 17 pending patent applications in the United States and approximately 50 counterpart patents and patent applications in other jurisdictions, including 11 European regional issued patents and 9 pending Patent Cooperation Treaty, or PCT, applications which allow us to seek corresponding patent protection worldwide. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular jurisdiction.

We consider the following United States, European (EP) and, in the case of elobixibat, Japanese (JP) patents to be particularly important to the protection of our commercial products and pre-clinical- and clinical-stage product candidates.

Product	Summary Description	Expiration Date

Odevixibat	Composition of matter of odevixibat	September 2022

	Method of using certain IBAT inhibitor(s) to treat certain liver diseases	November 2031

	Method of using certain IBAT inhibitor(s) in combination with a bile acid binder to treat certain liver diseases	November 2031 (EP pending in US)

	Crystal modifications of odevixibat	June 2039 (US pending in EP)

	Formulations of odevixibat	June 2039 (pending in US and EP)

Elobixibat	Composition of matter of elobixibat	August 2022 (US); November 2026 (JP, with PTE)

	Method of using an IBAT inhibitor to treat Chronic Idiopathic Constipation or Irritable Bowel Syndrome with Constipation	April 2024 (US and EP); March 2029 (JP, with PTE)

	Crystal modifications of elobixibat	April 2034

	Crystal modifications of elobixibat	October 2035

	Formulations of elobixibat	June 2035 (US)

	Process for manufacturing	March 2039 (US, pending in EP and JP)

	Method of using certain IBAT inhibitor(s) to treat NASH	November 2031

A3907	Composition of matter of A3907	February 2040 (US, pending in EP)
A2342	Composition of matter of A2342	December 2040 (US, Pending PCT)

We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

Seven of our patents that cover compositions of matter and methods of using Bylvay have been listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.”

Except when specifically indicated, the patent expiration dates referenced above do not reflect any potential patent term extension (PTE) that we may receive for the United States under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, or similar patent term extension legislation in Europe and Japan. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of FDA approval. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Typically, only one patent applicable to an approved drug is eligible for an extension, and, with limited exceptions, the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

In the European Economic Area (EEA; the European Union member countries plus Iceland, Liechtenstein and Norway), Regulation (EC) No 469/2009 generally permits an extension of the patent term for a drug as compensation for the patent term lost during the regulatory review process by the European Medicines Agency, or EMA, or the national drug agencies. Similar extensions are available in Great Britain and Switzerland. The term of a supplementary protection certificate, or SPC, corresponds to the period between the filing date of the patent and the date of the first Marketing Authorization, reduced by a period of 5 years. An SPC may extend the patent term for an approved drug up to five years, but the remaining patent term may not exceed 15 years from the date of the first Marketing Authorization. Only one patent that covers the approved drug is eligible for an SPC. Applications for an SPC are reviewed and approved by the national patent offices, and must be lodged within six months of the authorization date for the drug in each country (or within six months of the grant of the patent, in case the Marketing Authorization is granted first).

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

Sales and Marketing

Following approval of Bylvay by the FDA, EMA and MHRA, we have built a sales and distribution organization that we believe will be necessary to effectively support the commercialization of Bylvay in the United States, and Europe. We believe that our commercial organization can be modest in size and targeted to the relatively small number of specialists in the United States, Europe and other markets who treat children with orphan cholestatic liver disease. We plan to continue to expand this to other key international markets where Bylvay may be approved for PFIC or any other pediatric cholestatic liver disease or disorder. In addition to our Chief Commercial Officer, we have hired a President of U.S and a President of International, and continue to build sales and account teams in both jurisdictions. We have also hired employees in Great Britain, Ireland, Germany, Spain, Portugal, Italy and France who will support the commercialization of Bylvay ex-US. We have entered into a fee for service promotional agreement with Travere Therapeutics, Inc. for promotional support for Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch.

We have entered into select collaboration, distribution and other marketing arrangements with third parties to apply for marketing authorizations and commercialize Bylvay in the approved indication(s) in Israel, Turkey, the GCC countries, Central Eastern European countries and Japan. We continue to assess potential collaboration partners in other key markets.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of odevixibat, elobixibat, A3907, A2342 or any of our other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

We currently engage a single third-party manufacturer to provide the active pharmaceutical ingredient, or API, for odevixibat and our product candidates, A3907 and A2342. We also currently engage single third-party manufacturers to produce the final drug product formulation of each of Bylvay, A3907 and A2342 for use in our clinical trials.

We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines, quality and volume expectations. We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place for our product candidates. We do not currently have arrangements in place for redundant supply or a second source for API for any of odevixibat, elobixibat, A3907 or A2342. If any of our current manufacturers becomes unavailable to us for any reason, we believe that there are a number of potential replacements, although we would likely incur significant delay in identifying and qualifying such replacements.

Odevixibat, elobixibat, A3907 and A2342 are organic compounds of low molecular weight, and are referred to as “small molecules.” We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

PFIC and other pediatric cholestatic liver diseases and disorders. For many cholestatic liver diseases and disorders, there are no approved therapies. Bylvay is the first drug treatment approved for patients with PFIC.

Mirum Pharmaceuticals, Inc.’s IBAT inhibitor, LIVMARLI (maralixibat) was approved by the FDA for treatment of cholestatic pruritis in patients one year of age or older with ALGS on September 29, 2021. Mirum also submitted a marketing authorization application (“MAA”) for the treatment of cholestatic liver disease in patients with ALGS to the European Medicines Agency (“EMA”) and announced that it expects potential approval in the second half of 2022. Mirum is conducting a Phase 3 clinical trial in PFIC and disclosed that it expects to announce topline data in the second half of 2022. Additionally, Mirum is conducting a Phase 2 trial for maralixibat in biliary atresia and disclosed that it expects to announce topline data from that trial in 2023. Mirum is also conducting Phase 2 trials of its IBAT inhibitor, volixibat, in primary sclerosing cholangitis, intrahepatic cholestasis of pregnancy and PBC. GlaxoSmithKline is conducting a Phase 3 trial of linerixibat for the treatment of cholestatic pruritis in patients with PBC. The FDA granted orphan drug designation to linerixibat for the treatment of PBC in September 2019.

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

In addition, Intercept Pharmaceuticals’ OCALIVA (obeticholic acid), is approved in the U.S. in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC. OCALIVA is also in Phase 2 development at Intercept as a treatment for biliary atresia. In July 2019, Genfit SA received orphan designations from the FDA and EMA for its PPAR alpha/delta agonist, (elafibranor), for the treatment of PBC. Genfit is conducting a Phase 3 trial for elafibranor in PBC. CymaBay Therapeutics initiated a Phase 3 study (RESPONSE) in early 2021 for Seladelpar for the treatment of PBC. Seladelpar has received Breakthrough Therapy Designation (FDA) and PRIME status (EMEA); Orphan Drug Designation in U.S. and Europe. Gilead Sciences, Inc.’s FXR agonist, cilofexor, is in Phase 3 development for PSC.

Human Capital

As of February 15, 2022, we employed 130 full-time employees, of whom 32 hold Ph.D., M.D., or Pharm.D. degrees, or the foreign equivalent. Of these employees, 66 were engaged in research and development and 31 were engaged in general and administrative functions and 33 were engaged in commercial activities. Our headquarters are in Boston, MA, and we have an office in the UK and a research site in Gothenburg Sweden. Our employees in Sweden are subject to a collective bargaining agreement. We consider our relationship with our employees to be positive. We expect to continue to add additional employees in 2022, with a focus on further expanding our geographic reach as we continue the global launches of Bylvay.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other clinical trials or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, if the clinical trial is not being conducted in accordance with the clinical protocol or GCP or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, which requests approval to market the drug product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is required exceeds $3.1million for FY2022, and the sponsor of an approved NDA is also subject to an annual program fee, currently exceeding $369,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Rare Pediatric Disease Priority Review Voucher

The FDA may grant rare pediatric disease designation for indications in the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the United States and that is a serious or life-threatening disease that primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children and adolescents. The FDA granted us a rare pediatric disease priority review voucher, or PRV following the approval of Bylvay for the treatment of pruritis in PFIC in July 2021. We subsequently sold the PRV for $105.0 million. A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor and may be further transferred any number of times before it is used. The United States Congress recently extended the FDA’s authority to award rare pediatric disease PRVs until 2024 and until 2026 for products that receive rare pediatric disease designation by 2024.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

Orphan Drug Designation and Exclusivity

The FDA has granted orphan drug designation to odevixibat for the treatment of ALGS, biliary atresia and PBC, and the approved product Bylvay has been granted a period of orphan drug exclusivity as a result of having been designated as an orphan drug for the treatment of PFIC prior to its U.S. marketing approval in July 2021. Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the designation request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

In April 2014, a new Clinical Trials Regulation, (EU) No 536/2014 was enacted to replace Clinical Trials Directive 2001/20/EC, and it became effective on January 31, 2022. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. Clinical Trials Regulation is directly applicable in all E.U. member states. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the date the Clinical Trials Regulation became applicable and the duration of each individual clinical trial. If a clinical trial continues for more than three years from January 31, 2022, then the Clinical Trials Regulation will at that time begin to apply to it.

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

PRIME Designation

The European Medicines Agency, or EMA, grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner. The EMA has granted access to the PRIME program at the “proof of concept” stage for Bylvay to treat PFIC.

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

Marketing Authorization under Exceptional Circumstances

Under Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval. Bylvay received a marketing authorization under exceptional circumstances.

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

In 2017, the PDCO agreed to our PIP for Bylvay as a treatment for PFIC.

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

Regulatory Requirements After a Marketing Authorization has been Obtained

We are required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and Other Requirements

The E.U. has stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Noncompliance with E.U. requirements regarding safety monitoring or pharmacovigilance, or requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

Other Healthcare Law and Regulation

As we are commercializing Bylvay and may commercialize other product candidates, if approved, we are subject to additional healthcare statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of Bylvay and any other product candidates for which we may obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.

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

●	the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.
●	Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Corporate Information

We were incorporated in the State of Delaware in December 2003 under the name “Global Positioning Group, Ltd.” and subsequently changed our name to “Biodel Inc.” On November 3, 2016, we completed a share exchange transaction in which Albireo Limited became a wholly-owned subsidiary of the Company. As a result of the share exchange transaction, our corporate name was changed to “Albireo Pharma, Inc.” and the business of Albireo Limited became our business.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We depend heavily on the commercial success of Bylvay, which was only recently launched for commercial sale in the United States, Great Britain and Germany. There is no assurance that our commercialization efforts in the U.S. and Europe with respect to Bylvay will be successful or that we will be able to generate revenues at the levels or within the timing we expect, or at the levels or within the timing necessary to support our goals for Bylvay.
●	If clinical trials of Bylvay or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or the EMA, or do not otherwise produce favorable results satisfactory to the FDA or EMA, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the applicable product candidate.
●	Favorable results seen to date in clinical trials of Bylvay, including our Phase 3 trial of Bylvay in patients with PFIC, may not be predictive of favorable results in our ongoing PEDFIC 2 open label extension study in PFIC, our ongoing BOLD clinical trial of Bylvay in biliary atresia or our ongoing ASSERT clinical trial of Bylvay in ALGS.
●	If we experience delays or difficulties in completing the enrollment of patients in our pivotal clinical trials of Bylvay in patients with biliary atresia and ALGS, our receipt of marketing approval for Bylvay in those indications could be delayed or prevented.
●	If the commercial opportunity in PFIC is smaller than we anticipate, our future revenue from Bylvay may be adversely affected and our business may suffer.
●	If we are unable to establish sales and marketing capabilities or enter into further agreements with third parties to market and sell Bylvay or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.
●	We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.

●	Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
●	Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, continues to adversely impact our business, including our preclinical studies and clinical trials and the commercialization of any approved product.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $34.0 million for the year ended December 31, 2021 and approximately $107.6 million for the year ended December 31, 2020. We had an accumulated deficit of $300.9 million as of December 31, 2021. To date, we have financed our operations primarily through issuances of shares of common stock, preference shares or convertible loan notes, upfront fees paid upon entering into or amending license agreements, payments received upon the achievement of specified milestone events under the license agreements, grants, venture debt borrowings, the HCR royalty monetization transactions, and the sale of the rare pediatric disease priority review voucher, or PRV, that we received from the FDA in connection with the approval of our Bylvay. We have devoted substantially all of our efforts to research and development, including clinical trials. Bylvay is our only drug that has been approved for sale, although our licensee, EA Pharma has received approval in Japan and Thailand of our product candidate elobixibat to treat chronic constipation. We expect to continue to incur significant expenses and operating losses for at least the next few years as we continue our development of, and seek marketing approvals for, our product candidates, continue the commercialization of Bylvay for its approved indications, and add infrastructure and personnel to support our product development and commercialization efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on:

●	our ability to effectively commercialize Bylvay for its approved indications;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of Bylvay in biliary atresia and pivotal trial of Bylvay in ALGS;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to continue to build and maintain a sales and marketing organization or suitable third-party alternatives for Bylvay or any other approved product;
●	the number and characteristics of product candidates and programs that we pursue.
●	the current and potential impacts of the COVID-19 pandemic on our business;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement and maintain additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing, our product candidates besides Bylvay for the treatment of patients with PFIC or elobixibat as a treatment for chronic constipation in Japan and Thailand and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in future periods, particularly as we advance the development of our lead product Bylvay beyond its development as a treatment for patients with PFIC into other pediatric cholestatic liver diseases and disorders, such as our development of Bylvay as a treatment for biliary atresia and as a treatment for ALGS. In addition, we expect that our research and development expenses will increase as we continue the development of our other product candidates and if we initiate additional preclinical programs for potential future product candidates. In addition, for Bylvay, and if we obtain marketing approval for any of our other product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to continue to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company in the United States. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	our commercialization plans and expectations for commercializing Bylvay globally;
●	our ability to continue to build and maintain a sales and marketing organization for the commercialization of Bylvay in patients with PFIC, or a sales and marketing organization or suitable third-party alternatives for any other product candidate, if approved;
●	the costs, design, duration and any potential delays of the pivotal trial of Bylvay in biliary atresia or the pivotal trial of Bylvay in ALGS;
●	the same factors that our ability to generate profits from operations and thereafter to remain profitable depend heavily on, as described above under “Risks Related to Our Financial Position and Need for Additional Capital. We have incurred significant losses since our inception. We expect to continue to incur losses and may never generate profits from operations or maintain profitability.”;
●	the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture Bylvay and any other approved products on commercially reasonable terms;

●	the number and characteristics of product candidates and programs that we pursue;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of Bylvay and our other product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues are derived from sales of Bylvay, which is in the early stages of commercialization as it first became commercially available for sale by us in July 2021. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all. The unavailability of additional financing on acceptable terms, or at all, would have an adverse effect on your investment.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. On May 7, 2020, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of December 31, 2021, $40.0 million of securities remain available for issuance under the shelf registration statement. We refer to this registration statement as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 will no longer be available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of this Annual Report on Form 10-K. On February 25, 2021, we also entered into a new sales agreement with Cowen and Company, LLC, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. As of December 31, 2021, $99.7 million of securities remained available for issuance under the 2021 Sales Agreement. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under the 2021 Sales Agreement.

On August 31, 2021, we entered into a definitive agreement to sell the rare pediatric disease priority review voucher (“PRV”) that we received from the FDA in connection with the approval of the Company’s product Bylvay, for cash proceeds of $105.0 million. On September 28, 2021, we completed our sale of the PRV and received net proceeds of $103.4 million, after deducting commission costs, which was recorded as a gain from sale of priority review voucher, net of transaction costs.

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

If we raise additional funds through licensing, collaboration or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The continuing outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, continues to adversely impact our business, including our commercialization efforts and our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries across the world, including the United States.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, commercialization efforts preclinical studies and clinical trials, including:

●	our commercial organization having reduced personal interactions with physicians and customers and our need to conduct some promotional activities virtually;

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in preclinical studies or clinical trials due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not being willing to travel to clinical trial sites;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines, as described further below under “Risks Related to the Development and Commercialization of Our Product Candidates – Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.”

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	increases in cybersecurity risks, data accessibility concerns, and risks of communication disruptions due to our reliance on employees working from home; and

●	limitations on employee resources that would otherwise be focused on the conduct of our commercial activities or preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, continued reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could continue to adversely impact our ability to commercialize Bylvay for its approved indications and conduct clinical trials and our business generally, and could continue to have an adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and the securities of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, commercialization efforts, preclinical studies and clinical trials. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to variants such as Omicron, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, the COVID-19 pandemic could continue to adversely affect the economies and financial markets of many countries, which could result in an economic downturn that could affect demand for our products and likely impact our operating results.

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

Risks Related to the Development and Commercialization of Our Product Candidates

In order to execute our business plan and achieve profitability, we need to effectively commercialize Bylvay, which received FDA approval for the treatment of pruritis in patients with PFIC and EMA authorization for the treatment of PFIC.

Bylvay is our only drug that has been approved for sale, although our licensee, EA Pharma has received approval in Japan and Thailand of our product candidate elobixibat to treat chronic constipation. Bylvay has been approved for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain. We are focusing a significant portion of our activities and resources on Bylvay, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Bylvay for patients with PFIC.

Successful commercialization of Bylvay is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize Bylvay for its approved indications. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We continue to build our commercial organization and have hired our U.S. and German sales forces and will need to further develop our commercial organization in order to successfully commercialize Bylvay. We expect that continued commercial success of Bylvay for patients with PFIC will depend on many factors, including the following:

●	the efficacy, cost, approved use, and side-effect profile of Bylvay regimens relative to competitive treatment regimens for patients with PFIC;

●	the effectiveness of our commercial strategy for the marketing of Bylvay, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

●	maintaining and successfully monitoring commercial manufacturing arrangements for Bylvay with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

●	our ability to meet the demand for commercial supplies of Bylvay;

●	the acceptance of Bylvay by patients, the medical community and third-party payors; and

●	the effect of recent or potential health care legislation in the United States.

While we believe that Bylvay for the treatment of patients with PFIC has a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated from the sale of Bylvay. If we do not effectively commercialize Bylvay, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of Bylvay do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

We depend heavily on the commercial success of Bylvay, which was only recently launched for commercial sale in the United States, Great Britain and Germany. There is no assurance that our commercialization efforts in the U.S. and Europe with respect to Bylvay will be successful or that we will be able to generate revenues at the levels or within the timing we expect, or at the levels or within the timing necessary to support our goals.

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

If we do not obtain regulatory approval of Bylvay for other indications in the United States or Europe, we will not be able to market Bylvay for other indications, which will limit our commercial revenues.

Bylvay has been approved for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain. We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome (ALGS), each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020, and at the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. We expect topline results from the ASSERT trial by the end of 2022. Bylvay our other most advanced product candidates are entering Phase 2 or in earlier-stage development. While Bylvay has been approved in the United States, the European Union and Great Britain for the treatment of patients with PFIC, Bylvay has not been approved for any other indications, and it has not been approved in any other jurisdictions for this indication or for any other indication. In order to market Bylvay for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval.

Our ability to generate product revenues depends on the successful commercialization of Bylvay as a treatment for patients with PFIC. Our ability to generate product revenues also depends on the successful development and commercialization of Bylvay to treat patients with biliary atresia or ALGS or A3907 or A2342 to treat adult liver and viral diseases. The success of each of these product candidates will depend on a number of factors, including the following:

●	receipt of marketing approval for Bylvay for indications beyond the treatment of patients with PFIC and marketing approvals for other product candidates from applicable regulatory authorities;
●	our ability to obtain additional capital, whether from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;
●	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
●	completion of clinical development with successful outcomes;
●	establishing commercial manufacturing arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	establishing sales, marketing and distribution capabilities;
●	generating commercial sales of Bylvay, A3907 or A2342, as applicable, if and when approved, whether alone or in collaboration with others;
●	acceptance of Bylvay, A3907 or A2342, as applicable, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies; and
●	maintaining an acceptable safety profile of Bylvay, A3907 or A2342, as applicable, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Bylvay, A3907 or A2342, which would materially harm our business.

If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of Bylvay are not effective, Bylvay may not be successfully commercialized.

Prior to the commercial launch of Bylvay in July 2021, we had no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We continue to build our commercial organization and capabilities in the United States and Europe in order to market Bylvay for the treatment of patients with PFIC. We will need to successfully complete the expansion of our capabilities and/or enter into arrangements with third parties to sell and market Bylvay for the treatment of patients with PFIC and, if approved, our other product candidates. If our sales and marketing capabilities or our third-party relationships for the commercialization of our products are not effective, our business could be materially harmed.

We have generated limited revenue from product sales and there is no guarantee that our revenue from the sale of Bylvay will be substantial.

Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize Bylvay for the treatment of patients with PFIC in the United States and Europe and to complete the development of and obtain regulatory approvals necessary to commercialize Bylvay in other indications and our other product candidates. We have a limited operating history on which to evaluate our business and prospects. To date, we have generated limited product revenues from Bylvay and we cannot guarantee that Bylvay will be successfully commercialized or that any of our product candidates currently in development will ever become marketable products.

We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing are required before we can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020, and at the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. We expect topline results from the ASSERT trial by the end of 2022. We cannot be certain that the clinical development of our product candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials.

If clinical trials of Bylvay or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the applicable product candidate.

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

If we are required to conduct additional or longer clinical trials or other testing of Bylvay or any of our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Favorable results seen to date in clinical trials of Bylvay, including our Phase 3 trial of Bylvay in patients with PFIC, may not be predictive of favorable results in our ongoing PEDFIC 2 open label extension study in PFIC, our ongoing BOLD clinical trial of Bylvay in biliary atresia or our ongoing ASSERT clinical trial of Bylvay in ALGS.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials, even after promising results in earlier trials or in preclinical studies. Similarly, companies have experienced disappointing outcomes in later phases of a multiphase clinical trial, even after promising results in an early phase of the trial. For example, if PEDFIC 2, our ongoing long term, open label extension study to evaluate long-term outcomes of Bylvay in PFIC patients, is not successful, it could have a material adverse effect on our business and our ability to successfully commercialize Bylvay in its approved indications. In addition, if the favorable findings seen in our clinical trials in PFIC are not replicated in any other ongoing or future trial of Bylvay in biliary atresia, ALGS or any other pediatric cholestatic liver disease or disorder, we may not obtain marketing approval for Bylvay to treat such indication, in which case our business would be materially and adversely affected.

If we experience delays or difficulties in the enrollment of patients in our pivotal clinical trials of Bylvay in patients with biliary atresia and ALGS, our receipt of marketing approval for Bylvay in those indications could be delayed or prevented.

Recruiting patients for orphan pediatric liver diseases is challenging. We have previously experienced enrollment delays in our clinical trials of Bylvay. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates, we may not be able to initiate or continue the clinical trials. In particular, if we experience enrollment delays in our pivotal trials of Bylvay in patients with biliary atresia and ALGS, our cash resources may not be sufficient to enable us to fund the trial to completion, which could cause our value to decline and limit our ability to obtain additional financing.

Potential clinical trial participants may not be adequately diagnosed or identified with the diseases that we are targeting and may not meet the inclusion criteria for our trials. Biliary atresia, ALGS and other pediatric cholestatic liver diseases or disorders for which we may develop Bylvay are rare diseases or disorders with a limited patient populations, which could result in slow enrollment of clinical trial participants. Further, there are only a limited number of specialist physicians that treat these diseases and disorders, and major clinical centers that treat these diseases and disorders are concentrated in a few geographic regions.

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

Our inability to enroll a sufficient number of patients in our ongoing or future clinical trials of Bylvay, or any of our other product candidates, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in PFIC is smaller than we anticipate, our future revenue from Bylvay may be adversely affected and our business may suffer.

If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. Bylvay has been approved for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain. We are also developing Bylvay as a treatment for patients with other pediatric cholestatic liver diseases and disorders, such as biliary atresia and ALGS. PFIC and these other diseases and disorders are each rare, with a limited patient population. We are not aware of any available patient registries for PFIC, and we rely on various estimates and assumptions to estimate the addressable PFIC population. If the commercial opportunity in PFIC is smaller than we anticipate, whether because our estimates of the addressable patient population prove to be incorrect or for any other reason, our future revenue from Bylvay may be adversely affected and our business may suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with PFIC and any other rare cholestatic liver diseases and disorders that we may target in the future. Our projections of the number of people who have PFIC or our other potential target cholestatic liver diseases and disorders, as well as the subset who have the potential to benefit from treatment with Bylvay, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for Bylvay. The effort to identify patients with PFIC or our other potential target indications is ongoing, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the addressable patient population for Bylvay may be limited or may not be amenable to treatment with Bylvay, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for Bylvay, we may never achieve profitability because the potential target patient population for Bylvay is small.

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

If serious or unacceptable side effects are identified during the development of Bylvay, A3907, A2342 or any other product candidate, we may need to abandon or limit our development of that product candidate.

Bylvay has been approved only for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain. All of our other product candidates (and Bylvay for the treatment of indications beyond patients with PFIC) are in clinical or preclinical development (other than elobixibat for chronic constipation, which has been approved in Japan and Thailand) and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development.

For example, the investigator for the investigator-initiated Phase 2 clinical trial of Bylvay in PBC determined to conclude the trial prior to its intended completion, citing gastrointestinal side effects. If the GI side effects cited by the investigator in the PBC trial are predictive of an inadequate tolerability profile of Bylvay, the overall commercial opportunity for Bylvay may be lower than we expect. Even though we have received regulatory approval for Bylvay for its approved indications, if the approved dose of Bylvay is not well tolerated, Bylvay may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.

Although Bylvay has received marketing approval for the treatment of patients with PFIC, and even if Bylvay receives marketing approval for other indications, or if A3907, A2342 or any potential future product candidate of ours receives marketing approval, the approved product may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Although Bylvay has received marketing approval for the treatment of patients with PFIC, and even if Bylvay receives marketing approval for other indications, or if A3907, A2342 or any potential future product candidate of ours receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments or competitive products;
●	the prevalence and severity of any side effects;

●	whether physicians will be willing to prescribe Bylvay to patients with PFIC notwithstanding that the primary endpoint in our Phase 3 clinical trial of Bylvay in patients with PFIC was change in pruritus (FDA) or serum bile acid responder rate (EMA), as opposed to a direct measure of reducing or eliminating progressive liver disease;
●	the ability to offer our product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try and adhere to new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the adequacy of supply of our product candidates;
●	the availability of third-party coverage and adequate reimbursement;
●	the timing of any such marketing approval in relation to other product approvals;
●	support from patient advocacy groups; and
●	any restrictions on concomitant use of other medications.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our products or product candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Bylvay, A3907, A2342 or any potential future product candidate of ours that receives marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Bylvay or any of our other current or potential future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

We have limited experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We are continuing to build and will seek to maintain the capabilities to commercialize Bylvay in the United States and Europe for its approved indications. Outside of the United States and Europe, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize Bylvay. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates, such as A3907 or A2342, targeting large primary care markets that must be served by large sales and marketing organizations. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If a commercial launch for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into or maintaining arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to Bylvay and other product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

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

In particular, we are aware of other companies that are developing product candidates that, like Bylvay and elobixibat, act via IBAT inhibition. As noted above, Mirum’s IBAT inhibitor, LIVMARLI (maralixibat) was approved by the FDA for treatment of cholestatic pruritis in patients one year of age or older with ALGS on September 29, 2021. Mirum also submitted a MAA for the treatment of cholestatic liver disease in patients with ALGS to the EMA and announced that it expects potential approval in the second half of 2022. Mirum is conducting a Phase 3 clinical trial in PFIC and disclosed that it expects to announce topline data in the second half of 2022. Additionally, Mirum is conducting a Phase 2 trial for maralixibat in biliary atresia and disclosed that it expects to announce topline data from that trial in 2023. Mirum is also conducting Phase 2 trials of its IBAT inhibitor, volixibat, in primary sclerosing cholangitis, intrahepatic cholestasis of pregnancy and PBC.

●	For PFIC and many other cholestatic liver diseases, there are currently no approved drug treatments other than Bylvay, which has been approved for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain.
●	First-line treatment for PFIC is typically off-label ursodeoxycholic acid, or UDCA, which is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of PBC. PFIC patients often require surgical intervention such as PEBD surgery or liver transplant. As noted above, Mirum has announced that FDA approved LIVMARLI™ (maralixibat) oral solution for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. LIVMARLI is a minimally absorbed IBAT inhibitor and is the first and only FDA-approved medication in ALGS. In addition, Intercept Pharmaceuticals’ OCALIVA (obeticholic acid), is approved in the U.S. in combination with UDCA, or as a monotherapy for patients unable to tolerate UDCA, to treat PBC. OCALIVA is also in Phase 2 development at Intercept as a treatment for biliary atresia. GlaxoSmithKline is conducting a Phase 3 trial of linerixibat for the treatment of cholestatic pruritis in patients with PBC. The FDA granted orphan drug designation to linerixibat for the treatment of PBC in September 2019. In July 2019, Genfit SA received orphan designations from the FDA and EMA for its PPAR alpha/delta agonist, (elafibranor), for the treatment of PBC. Genfit is conducting a Phase 3 trial for elafibranor in PBC. CymaBay Therapeutics initiated a Phase 3 study (RESPONSE) in early 2021 for Seladelpar for the treatment of PBC. Seladelpar has received Breakthrough Therapy Designation (FDA) and PRIME status (EMEA); Orphan Drug Designation in U.S. and Europe. Gilead Sciences, Inc.’s FXR agonist, cilofexor, is in Phase 3 development for PSC.
●	For the pruritus that is characteristic of many cholestatic liver diseases, symptomatic off-label treatment with: UDCA; bile acid sequestrants, such as generic cholestyramine (marketed as, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various countries), marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc. and Sandoz, the generic pharmaceuticals division of Novartis AG; rifampin, an antibiotic derivative; or naltrexone, an opioid antagonist.

For Bylvay, and if we are able to commercialize A3907, A2342 or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize Bylvay, A3907, A2342 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Bylvay, A3907, A2342 or any other product that we commercialize and, if coverage and reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for Bylvay may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, and any launch of a competitive product is likely to create downward pressure on the price initially charged. If reimbursement is not available or is available only to a limited degree, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with respect to commercial sales of Bylvay and any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;

●	decreased demand for any products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants or sites;
●	significant costs to defend the related litigation;
●	substantial monetary awards to clinical trial participants or patients;
●	loss of revenue;
●	increased insurance costs; and
●	the inability to commercialize Bylvay and any other products that we may develop.

We have separate liability insurance policies that cover each of our clinical trials, as well as a global product/clinical trial policy. These policies provide coverage in varying amounts, with the global policy having a per occurrence and aggregate limit of $10 million. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of, or commercializing, Bylvay, A3907, A2342 or any potential future product candidate of ours. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific products or product candidates. Currently, we are focusing our resources predominantly on Bylvay. As a result, we may forego or delay pursuit of opportunities with potential future product candidates that later could prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any additional, commercially viable products.

We have historically based our research and development efforts on IBAT inhibitors, including Bylvay and elobixibat, to treat cholestatic liver diseases and CIC and on our proprietary formulations of, A3907 and A2342, as potential treatments for adult liver or viral diseases. Notwithstanding our investment to date and anticipated future investment, Bylvay is the only marketed drug we have developed using these approaches. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Separately, the FDA has announced its commitment to achieving timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities and most inspections of foreign manufacturing facilities. Since that time, the FDA has developed a risk-based prioritization system for resuming on-site inspections, to be used for identifying the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities, based on local conditions and the prevalence of the virus. The FDA has also employed remote interactive evaluations and used alternative tools such as remote records requests, as outlined in its “Resiliency Roadmap for FDA Inspectional Oversight” that was first issued in May 2021 and updated in November 2021. Due to the rapid spread of the COVID-19 Omicron variant at the end of 2021, the FDA announced certain inspections, such as domestic and foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, would be postponed through February 4, 2022, and that the agency would reassess plans to resume foreign inspections. Should FDA determine that an inspection is necessary for approval of an NDA and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could also impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Dependence on Third Parties

We rely on EA Pharma for the successful commercialization of elobixibat in Japan, and through EA Pharma’s sublicensee in Thailand, and other select markets in Asia. If EA Pharma or its sublicensee does not successfully commercialize elobixibat in Japan and Thailand, we may not receive any future payments under our license agreement with EA Pharma.

We entered into a license agreement with EA Pharma (formerly known as Ajinomoto Pharmaceuticals) for elobixibat in April 2012. In January 2018, the Japanese Ministry of Health, Labour and Welfare, or MHLW, approved a new drug application filed by EA Pharma for elobixibat for the treatment of chronic constipation. EA Pharma co-markets elobixibat in Japan with another company, Mochida Pharmaceutical Co., Ltd, or Mochida, and co-promotes elobixibat in Japan with Eisai Co., Ltd. Elobixibat is also approved in Thailand, where it is marketed by EA Pharma’s sublicensee.

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

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2021, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.1%.

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

EA Pharma is responsible for all commercialization of elobixibat in its licensed field (namely, all prophylactic or therapeutic uses of a pharmaceutical product for gastrointestinal diseases and disorders, symptoms of constipation of all causes or postoperative ileus, in colonoscopy cleansing procedures and, in specified circumstances, select liver diseases) in Japan and Thailand and for all future development and commercialization of elobixibat in its licensed field, and has substantial control over the conduct and timing of development efforts with respect to elobixibat in these countries. We have little control over the amount and timing of resources that EA Pharma devotes, or Mochida devotes, to the commercialization of elobixibat in Japan and Thailand or to the development of elobixibat in these other countries. If EA Pharma or, where applicable, Mochida or EA Pharma’s sublicensees, fails to devote sufficient financial and other resources, the commercialization of elobixibat in Japan and Thailand and the development and potential commercialization of elobixibat otherwise in EA Pharma’s licensed territory would be adversely affected. If this occurs, royalties that we could receive on any future elobixibat product sales could be delayed or reduced.

EA Pharma has the right to terminate the elobixibat agreement on a country-by-country basis or in its entirety for an uncured material breach by us or in specified bankruptcy or similar events. EA Pharma also has the right, with 180 days’ notice, to terminate the agreement in its entirety or on a country-by-country basis (except for Japan) for any reason.

If EA Pharma terminates the elobixibat license agreement at any time, for any reason, it would negatively impact both the likelihood that we would receive any future payments under our license agreement with EA Pharma and the development of elobixibat in EA Pharma’s licensed territory outside of Japan and Thailand, would materially harm our business and could accelerate our need for additional capital. In particular, we would be required to seek a replacement licensee for Japan under the RIAA.

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

In addition, currently there is a conflict involving Russia and Ukraine, and this may impact our contract research organizations, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs and materially harm our business.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

Use of third parties to manufacture our product candidates or products may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our products and product candidates. Our strategy is to outsource all manufacturing of our product candidates and any approved products to third parties.

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for odevixibat and elobixibat. We also currently engage single third-party manufacturers to provide fill and finish services for the final drug product formulation of our products and product candidates. We may in the future be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all. In addition, while we believe that there are alternative sources available to manufacture our products and product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our third party manufacturing agreements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Manufacturers of our products and product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMP’s. The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with volume production, production costs and yields, laboratory testing, quality control, including stability of the product or product candidate, or quality assurance testing, or suffer shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product or product candidate. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product for commercial sale or product candidates in our clinical trials would be jeopardized.

In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products or product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers' compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved products, entail higher costs or impair our reputation.

Our products and product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

Our current and anticipated future dependence upon others for the manufacture of our products and product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We may depend on additional collaborations, licenses or similar arrangements with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have licensed rights to develop and commercialize elobixibat for CIC and other gastrointestinal diseases and disorders to EA Pharma in Japan and other select markets in Asia. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including, Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of A3907, A2342 or any potential future product candidate of ours for any or all indications and for any or all territories, except for the rights granted to these third parties listed above and any other third parties to which we have then granted any rights.

Our likely counterparties for any licensing, collaboration or similar arrangement include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To the extent we enter into such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of the applicable product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Our product development and commercialization programs will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology, products or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology, products or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology, products or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents, narrow the scope of our patent protection or make enforcement more difficult or uncertain.

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

Our commercial success depends upon our ability and the ability of our current or potential future licensees or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as we commence commercialization of Bylvay and our other product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending the outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in depth freedom-to-operate search or analysis for Bylvay. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing Bylvay or any other product candidate. Thus, we do not know with certainty whether Bylvay or any other product candidate, or our commercialization of Bylvay or any such product candidate, does not and will not infringe any third party’s intellectual property.

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

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates or products, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of Bylvay, A3907, A2342 or potential future product candidates of ours, if any, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for Bylvay is expected to expire in 2022 and the issued U.S. method of use patents for Bylvay are expected to expire in 2031, assuming they withstand any challenge. In the event that we are unable to obtain any patent term extension, the issued U.S. composition of matter patent for elobixibat is expected to expire in 2022, assuming it withstands any challenge. We expect that the other U.S. patents and patent applications for Bylvay and elobixibat, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2031 to 2039.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates

If we or any of our current or future partners violate the guidelines pertaining to promotion and advertising of Bylvay or any of our other product candidates, if approved, we or they may be subject to disciplinary action by the FDA's Office of Prescription Drug Promotion (OPDP) or other regulatory authorities.

The FDA's Office of Prescription Drug Promotion (OPDP), is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements, and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug's effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information.

OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: untitled letters and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our current or future partners may inadvertently violate OPDP's guidelines in the future and be subject to an OPDP untitled letter or warning letter, which may have a negative impact on our business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses for prescription drugs. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as Bylvay. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for Bylvay, and for any other of our products that receive marketing approval, must be submitted to OPDP either at the time of first use or before the intended date of first use (for products marketed pursuant to accelerated approval). The agency also actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found to have promoted Bylvay for any off-label use, we may become subject to significant liability and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Bylvay or any of our product candidates, if approved in the future, to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If prior to any marketing approval in the European Union of Bylvay to treat PFIC, Mirum’s maralixibat is approved in the European Union to treat ALGS or biliary atresia and at the time of approval maintains its designation as an orphan medicinal product, and if Bylvay is deemed to be a similar medicinal product, within the meaning of E.U. law, to maralixibat, we may not be able to obtain marketing approval of Bylvay in the European Union for a significant period of time. In addition, Bylvay may not be entitled to orphan drug exclusivity for Bylvay in the United States or European Union notwithstanding its current orphan designation.

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

If (1) prior to marketing approval, if any, of Bylvay to treat either ALGS or biliary atresia in the European Union, maralixibat is approved in the European Union to treat either ALGS or biliary atresia and at the time of approval maintains its designation as an orphan medicinal product, (2) Bylvay is deemed to be a similar medicinal product to maralixibat and (3) we are not able to establish that Bylvay provides a significant benefit to patients compared with maralixibat for the treatment of either ALGS or biliary atresia, we may not be able to obtain marketing approval of Bylvay in the European Union for at least several years. Mirum submitted a marketing authorization application (“MAA”) for the treatment of cholestatic liver disease in patients with ALGS to the European Medicines Agency (“EMA”) and announced that it expects potential approval in the second half of 2022. Mirum is also conducting a Phase 2 trial for maralixibat in biliary atresia and disclosed that it expects to announce topline data from that trial in 2023.

Moreover, we may not be able to obtain orphan drug exclusivity in the United States or the European Union for Bylvay in any indication other than PFIC, notwithstanding the fact that Bylvay has been designated as an orphan drug in the United States or an orphan medicinal product in the European Union. With the U.S. marketing approval of Bylvay for the treatment of pruritis in patients with PFIC on July 20, 2021, we were granted the seven-year period of orphan drug exclusivity that runs through July 2028. However, the receipt of such regulatory exclusivity does not eliminate all possibility of competition during the seven-year protected period. For example, if a competitive product that is the same drug as Bylvay is shown to be clinically superior in the same use or indication, any orphan drug exclusivity that we have obtained in the United States will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval in the United States of a product that is the same drug as our approved product if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug received exclusive approval. Moreover, if prior to marketing approval, if any, of Bylvay to treat PFIC in the European Union, maralixibat or any other product is approved in the European Union to treat either ALGS or biliary atresia, Bylvay may not be entitled to orphan drug exclusivity if we are not able to establish that it provides a significant benefit to patients compared with maralixibat. Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drug products can be approved for the same condition.

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

Our products and product candidates, including Bylvay, A3907 and A2342, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Bylvay has been approved for the treatment of a pruritis in patients with PFIC in the United States and for the treatment of PFIC in the European Union and Great Britain. Other than these approvals of Bylvay, and the approval of elobixibat received by EA Pharma for the treatment of chronic constipation in Japan, we have not received approval to market Bylvay, A3907, A2342 or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and have relied on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Bylvay, A3907, A2342 or any potential future product candidate of ours is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Additionally, on June 23, 2016, the electorate in Great Britain voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of Great Britain from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period that ended on December 31, 2020. Since a significant proportion of the regulatory framework in Great Britain was, prior to Brexit, derived from European Union directives and regulations, Brexit and the new Trade and Cooperation Agreement between the European Union and Great Britain that took effect on January 1, 2021 could materially impact the regulatory regime with respect to the approval of any product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain and/or European Union for our product candidates, which could significantly and materially harm our business.

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

In order to market and sell Bylvay, A3907, A2342 or any potential future product candidate of ours in jurisdictions other than the United States or Europe, we or a current or potential future licensee or collaborator must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We or a current or potential future licensee or collaborator may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all.

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

Conditional marketing authorizations in the European Union based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies or trials, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Even if we obtain conditional approval for any product candidate, we may not be able to renew such conditional approval.

Even if we obtain marketing approval for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture or market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate profit.

Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the possible requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers are subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, for Bylvay and to the extent we receive marketing approval for one or more of our other product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Bylvay and any other product candidate for which we obtain marketing approval will be subject to strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our products from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Bylvay and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The designation offers the sponsor opportunities for interactions with the FDA review team and the possibility of a rolling review for certain portions of the marketing application. We may seek fast track designation for current or potential future product candidates of ours. Even if the FDA grants fast track designation to one or more of these product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation that may in the future be granted to any of our product candidates if it believes that the designation is no longer supported by data from our clinical development program for that product candidate. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Our relationships with customers, healthcare providers and professionals and third-party payors is subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of Bylvay or any other product candidate, including A3907 or A2342, for which we obtain marketing approval. Our arrangements with customers, healthcare providers and professionals, and third-party payors may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell or distribute Bylvay or any other product candidate for which we obtain marketing approval.

The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and pharmacy benefit managers, among others. Several other countries, including Great Britain, have enacted similar anti-kickback laws and regulations.

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

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Bylvay for additional indications, A3907, A2342 or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates, including Bylvay A3907, or A2342, for which we obtain marketing approval. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In March 2010, the Affordable Care Act, or ACA, became law in the United States. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our products or product candidates or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various statutes and rules in the United States, Europe and elsewhere around the world regulate privacy and data protection, which affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are periodically being enacted in this area, which remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources. In particular, the European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. The GDPR is a complex law and the regulatory guidance is still evolving. Furthermore, many of the countries within the European Union have adopted or are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. While we have taken steps to comply with the GDPR, including reviewing our security procedures, updating our website, revising our clinical study informed consent forms, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018, or CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, and the privacy regulatory area is in constant flux. The state of California, for example, adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for residents of the State of California, imposing special rules on the collection of personal information from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In November of 2020, California voters approved the California Privacy Rights Act which will be effective in January of 2023 and could impact our operations or that of our collaborators. Virginia and Colorado passed similar privacy laws in 2020 (effective in 2023), and other states have been considering similar privacy, and several federal privacy proposals are under consideration in the current session of Congress.

Applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting. As a non-accelerated filer, we are not required this year to obtain an attestation report on internal control over financial reporting from our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any future testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. While our management concluded that our internal control over financial reporting is effective as of December 31, 2021, there is no assurance that we or our independent registered public accounting firm will not identify material weaknesses in the future, which could have a material adverse impact on our business and the trading price of our common stock.

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

Over the last year as there has been a dramatic increase in workers leaving their positions throughout our industry, referred to as the “great resignation,” and the competition to attract, retain and replace such employees has intensified. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our health and safety policies related to COVID-19 vaccination, masks and/or flexibility to work remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

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

Our business is subject to risks associated with conducting business internationally. Although a majority of our operations and sales are located in the United States, Western Europe, and Asia, a portion of our sales and some of our operations, clinical trial sites and commercial network are located in other regions, such as Central and Eastern European Countries, which may be more susceptible to political and economic instability that could adversely affect our business, clinical trial activities and sales in such regions, including as a result of the conflict in Ukraine. Other risks related to our present and potential future international operations include but are not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;
●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
●	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;
●	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	limits in our ability to penetrate international markets;
●	restrictions on traveling outside the United States;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, pandemics, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, and implementation of tariffs;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion

The United Kingdom’s withdrawal from the European Union could adversely impact operations, make it more difficult for us to do business in Europe and impose additional regulatory costs and challenges in securing approval of our product candidates.

On January 31, 2020, the United Kingdom formally withdrew from the E.U. and entered into a new trade agreement with the E.U. that took effect on January 1, 2021. The withdrawal of the United Kingdom from the E.U. has created significant uncertainty about the future relationship between the United Kingdom and the E.U.

Brexit has caused, and may continue to cause, uncertainty in the global markets. The effects of Brexit will also depend on any additional agreements the United Kingdom reaches to retain access to E.U. markets. There is significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which E.U. laws to replace, including those governing manufacturing, labor, environmental, data protection/privacy, competition, medical sales and advertising and other matters applicable to the medical device industry. In addition, as a result of Brexit, the movement of goods between the United Kingdom and the remaining member states of the E.U. will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker pound which could result in a decrease in the profitability of our sales in the United Kingdom. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit to date, we cannot predict its future implications. The withdrawal of the United Kingdom from the E.U. and full implementation of a new trade agreement could result in changes that impact our business. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the United Kingdom conducts as well as its enactment, interpretation and enforcement of new laws and regulations, such as the United Kingdom Data Protection Act, which substantially implements the GDPR in the United Kingdom, and other United Kingdom data protection laws or regulations that may develop in the medium to longer term, affecting matters such as data transfers to and from the United Kingdom. We continue to monitor and review the impact of any resulting changes to E.U. or United Kingdom law that could affect our operations.

We are currently evaluating the potential impacts on our business of the new Trade and Cooperation Agreement, including provisions relating to the manufacturing of medicinal products. Any delays to manufacturing or our product supply chain, as a result of Brexit, the Trade and Cooperation Agreement, or otherwise, could have an adverse impact on our ability to successfully supply and commercialize product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

Risks Related to Our Common Stock

Our stock price is expected to continue to be volatile, and the market price of our common stock may drop.

The market price of our common stock could continue to be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of our commercialization of Bylvay in the United States and Europe for the treatment of patients with PFIC;
●	the progress, scope, cost, duration or results of our current and any future clinical trials of our product candidates;
●	the timing and success of submission, acceptance and approval of regulatory filings;
●	our ability to obtain regulatory approvals for our product candidates, delays or failures to obtain such approvals and any restrictions, limitations or warnings in the label of any approved product candidates;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	issues in manufacturing our approved products or product candidates;
●	the entry into, or termination of, licensing, collaboration or similar agreements, or other key agreements, and the agreement terms;
●	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	adverse publicity relating to the markets in which we compete, including with respect to other products and potential products in such markets;
●	the introduction of technological innovations or new therapies that compete with our product candidates or products;
●	the loss of key employees;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	low trading volume;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	changes in the structure of health care payment systems;
●	failure to maintain compliance with listing requirements of The Nasdaq Capital Market; and
●	period-to-period fluctuations in our financial results.

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

Among others, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board of directors;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan or “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all of our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or bylaws.

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

Our portfolio of commercial real estate leases consists of office space for our corporate headquarters in Boston, Massachusetts and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases. In December 2021, we subleased to Hi Marley, Inc. office space located at 10 Post Office Square, Boston, Massachusetts, our current principal executive offices. We also subleased from Institute for Healthcare Improvement office space located at 53 State Street, Boston, Massachusetts, which we plan to use as our new principal executive offices beginning in March 2022.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “ALBO”.

Stockholders

As of February 1, 2022, we had 19,349,643 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 1, 2021, there were approximately 23 holders of record of our common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

In September 2021, 7,760 shares of common stock were delivered to the Company by a holder of Company stock options to pay the exercise price upon the exercise of the stock options based on the closing price of the Company’s common stock on the date prior to stock option exercise, $29.61 per share.

Item 6.	[RESERVED]

Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $300.9 million. We expect to continue to incur significant expenses and operating losses as we continue our development of, and seek marketing approvals for, our product candidates, commercialize Bylvay for its approved indications, and prepare for and begin the commercialization of any future approved products, and add infrastructure and personnel to support our product development and commercialization efforts and operations as a public company in the United States.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of December 31, 2021, we had approximately $248.1 million in cash and cash equivalents.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

We generate revenue primarily from the receipt of royalty revenue, upfront or license fees and milestone payments as well as product revenue following our commercial launch of Bylvay. License agreements with commercial partners generally include nonrefundable upfront fees and milestone payments. We recognize revenue on sales of Bylvay when a customer obtains control of the product, which occurs at a point in time and upon delivery, the receipt of which is dependent upon the achievement of specified development, regulatory or commercial milestone events, as well as royalties on product sales of licensed products, if and when such product sales occur, and payments for pharmaceutical ingredient or related procurement services. For these agreements, management applies judgment in the allocation of total agreement consideration to the performance obligations on a reliable basis that reasonably reflects the selling prices that might be expected to be achieved in stand-alone transactions. For additional information about our revenue recognition, refer to Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We commenced our commercial launch of Bylvay for the treatment of pruritus in patients with PFIC ages 3 months or older in the United States in July 2021 after we received FDA approval of Bylvay on July 20, 2021.

We sell Bylvay to a limited number of specialty pharmacies and a specialty distributor which dispense the product directly to patients. The specialty pharmacies and specialty distributor are referred to as our customers. We also sell Bylvay to our customers in the European Union, which includes a limited number of pharmacies. Bylvay was authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older.

Product Revenue, Net

The Company recognizes revenue on sales of Bylvay when a customer obtains control of the product, which occurs at a point in time and upon delivery. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have written contracts with each of our customers that have a single performance obligation - to deliver products upon receipt of a customer order - and these obligations are satisfied when delivery occurs and the customer receives Bylvay. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured. The wholesale acquisition cost that we charge our customers for Bylvay is adjusted to arrive at our estimated net product revenues by deducting (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns.

For the year ended December 31, 2021, we recognized net sales of Bylvay of approximately $7.0 million. No revenue was recognized for the year ended December 31, 2020.

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

For the years ended December 31, 2021 and 2020, we recognized revenue of $18.6 million and $8.3 million, respectively, related to our agreement with EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

In October 2021, Albireo entered into an agreement with Jadeite Medicines Inc. to license, develop and commercialize Bylvay within Japan. For the year ended December 31, 2021, we recognized revenue of $15 million related to an upfront payment which was received in December 2021. We identified 13 promised goods and services under our license agreement but concluded that there was only one performance obligation that was material in the context of the contract under ASC 606. Therefore, we allocated the full amount received against that performance obligation. Currently, Jadeite is commencing bridging and other clinical studies to obtain NDA filings and approval in Japan for PFIC, ALGS, and biliary atresia indications. Future royalty revenue recognized under our license agreement with Jadeite will not commence until after NDA approval. The next anticipated milestone payment will be received upon NDA filings in Japan for Bylvay and the timing of future milestone payments, if any, is uncertain.

Cost of Product Revenue

Cost of product revenue consists of manufacturing and quality headcount costs for sales of Bylvay. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval on July 20, 2021, certain of the Bylvay costs incurred during the year ended December 31, 2021 were expensed prior to July 20, 2021 and, therefore, are not included in costs of sales during the current period. These costs expensed prior to regulatory approval were determined to be immaterial after estimating the cost of sales, with or without such costs, compared to the net sales of Bylvay as a whole. Manufacturing costs, which totaled approximately $1.6 million, were not capitalized, and instead were expensed as research and development expenses from 2020 to July 2021.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation) for our executive, finance and other administrative employees. In addition, selling, general and administrative expenses include fees for third-party professional services, including consulting, information technology, legal and accounting services. Other selling, general and administrative expenses include marketing expenses related to the commercial launch of Bylvay as well as corporate expenses.

Other Operating Expense (Income), Net

Other operating expense (income), net consists primarily of foreign currency exchange gains or losses associated with revaluation of intercompany loans.

Gain from sale of priority review voucher, net of transaction costs

Gain from sale of priority review voucher, net of transaction costs consists of cash proceeds recorded in connection with the sale of the rare pediatric disease priority review voucher (PRV) received from the FDA in connection with the approval of our product Bylvay.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2021 in this Annual Report on Form 10-K. Due to the commercialization of Bylvay, we implemented accounting policies related to product revenue recognition and inventory. We believe that our accounting policies relating to revenue recognition, inventory, research and development expenses, and accounting for the liability related to sale of future royalties are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 of our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at our estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns.

Summarized information about changes in the aggregate customer discount accrual related to product sales, excluding co-pay which holds a prepaid balance as detailed in the Other Incentives section below, is as follows (in thousands):

	Contractual	Government
	Adjustments and	Rebates and
	Returns	Chargebacks	Total
Balance at December 31, 2020	$—	$—	$—
Current provisions relating to sales in the current year	929	714	1,643
Payments/returns relating to sales in the current year	(507)	—	(507)
Balance at December 31, 2021	$422	$714	$1,136

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts, including chargebacks related to 340b, and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions.

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

Trade Allowances

The Company provides invoice discounts on Bylvay sales to its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The Company also pays fees to its distributors for their services as well as data that they provide to the Company. Prompt payment allowances are recorded in accounts receivable, net on the consolidated balance sheets. The other customer fees are recorded as other current liabilities on the consolidated balance sheets.

Trade Receivables, net

Accounts receivable, net related to product sales are recorded in accounts receivable, net on the consolidated balance sheets. An allowance for doubtful accounts is determined based on the Company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for U.S. customers are typically 31 - 36 days from receipt of invoice and for European customers are typically 45 days from receipt of invoice.

Contract Revenue and Milestone Payments

At the inception of each arrangement that includes development milestone payments or upfront payment, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price, which includes any upfront payments, using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Once the estimated transaction price is established, the associated consideration is allocated to the performance obligations that have been identified in the respective agreement. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

As of December 31, 2021, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.9 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

Cost of Product Revenue

Cost of product revenue consists of manufacturing and quality headcount costs for sales of Bylvay. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval on July 20, 2021, certain of the Bylvay costs during year ended December 31, 2021 were expensed prior to July 20, 2021 and, therefore, are not included in costs of sales during the current period. These costs expensed prior to regulatory approval were determined to be immaterial after estimating the cost of sales, with or without such costs, compared to the net sales of Bylvay as a whole. Manufacturing costs, which totaled approximately $1.6 million, were not capitalized, and instead were expensed as research and development expenses from 2020 to July 2021.

Inventory

We value inventory at cost or, if lower, net realizable value, using the first-in, first-out method. We monitor standard costs on a quarterly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. During all periods presented in the accompanying consolidated financial statements, there have been no material adjustments related to a revised estimate of inventory valuations. A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand.

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

We record estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time we then remit payment to HCR. In order to determine the accretion of the royalty obligation, we are required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds we received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2021, our estimate of total interest expense resulted in an annual effective interest rate of approximately 18.1%.

We periodically assess the estimated royalty payments to HCR and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the accretion of interest on the royalty obligation. There are a number of factors that could materially affect the amount and the timing of royalty payments, most of which are not within our control. Such factors include, but are not limited to, the rate of elobixibat prescriptions, the number of doses administered, the introduction of competing products, manufacturing or other delays, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are in U.S. dollars while sales of elobixibat are in Japanese yen, and sales never achieving forecasted numbers, which would result in reduced royalty payments and reduced non-cash interest expense over the life of the royalty obligation. To the extent future royalties result in an amount less than the liability, we are not obligated to fund any such shortfall.

Results of Operations

Years Ended December 31, 2021 and December 31, 2020

Result of Operations

	Year Ended December 31,		Change
	2021	2020	$

	(in thousands)
Revenue
Product revenue, net	$6,993	$—	$6,993
Royalty revenue	18,586	8,308	10,278
License revenue	15,000	—	15,000
Total revenue	40,579	8,308	32,271
Cost of product revenue	1,356	—	1,356
Gross profit	39,223	8,308	30,915
Operating expenses
Research and development	82,522	76,777	5,745
Selling, general and administrative	69,569	42,448	27,121
Other operating expense (income), net	10,617	(14,646)	25,263
Total operating expenses	162,708	104,579	58,129
Operating loss	(123,485)	(96,271)	(27,214)
Other income (loss)
Gain from sale of priority review voucher, net of transaction costs	103,387	—	103,387
Interest expense, net	(13,932)	(11,362)	(2,570)
Net loss	$(34,030)	$(107,633)	$73,603

Revenue

	Year Ended December 31,		Change
	2021	2020	$

	(in thousands)
Product revenue, net	$6,993	$—	$6,993
Royalty revenue	18,586	8,308	10,278
License revenue	15,000	—	15,000
Total revenue	$40,579	$8,308	$32,271

Product revenue, net was $7.0 million for the year ended December 31, 2021 due to Bylvay patient sales and initial inventory stocking at specialty pharmacies. Product revenue was $5.3 million in the United States and $1.7 million in international markets. There was no product revenue for the year ended December 31, 2020.

Royalty revenue was $18.6 million for the year ended December 31, 2021, compared with revenue of $8.3 million for the year ended December 31, 2020, an increase of $10.3 million. The increase relates to higher estimated royalty revenue and an achievement of a milestone in an amount of $8.6 million to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

License revenue was $15.0 million for the year ended December 31, 2021 due to cash received related to the upfront fee from the Exclusive Licensing Agreement with Jadeite Medicines for Bylvay in Japan. There was no license revenue for the year ended December 31, 2020.

	Year Ended December 31,		Change
	2021	2020	$

	(in thousands)
Cost of product revenue	$1,356	$—	$1,356

Cost of product revenue was $1.4 million for the year ended December 31, 2021. Following Bylvay approval certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold were expensed prior to approval. Bylvay was approved during 2021, so there was no cost of product revenue for the year ended December 31, 2020.

Research and development expenses

	December 31,		Change
	2021	2020	$

	In thousands
Research and development expenses	$82,522	$76,777	$5,745

Research and development expenses were $82.5 million for the year ended December 31, 2021 compared with $76.8 million for the year ended December 31, 2020, an increase of $5.7 million. The increase in research and development expenses for the 2021 period were principally due to clinical programs and personnel expenses, including stock-based compensation as we continue to increase our headcount and program activities. The increase in program activities related to the ongoing phase 3 clinical trials for Bylvay in biliary atresia and Alagille Syndrome, including an extension study, as well as the Phase 1 study for A3907, and were partially offset by a decrease in Bylvay PFIC expenses related to the completion of the PEDFIC 1 study, elobixibat expenses due to the completion of the elobixibat Phase 2 trial in NASH, and preclinical programs expenses.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the years ended December 31, 2021 and 2020.

	December 31,		Change
	2021	2020	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$22,809	$33,276	$(10,467)
Bylvay - biliary atresia and ALGS	21,025	9,523	11,502
Elobixibat	—	2,926	(2,926)
A3907	7,217	93	7,124
Preclinical	4,142	5,335	(1,193)
Total	$55,193	$51,153	$4,040
Other project costs(1):
Personnel costs	$25,955	$22,933	$3,022
Other costs(2)	1,374	2,691	(1,317)
Total	$27,329	$25,624	$1,705
Total research and development costs	$82,522	$76,777	$5,745
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2021	2020	$

	(in thousands)
Selling, general and administrative	$69,569	$42,448	$27,121

Selling, general and administrative expenses were $69.6 million for the year ended December 31, 2021 compared with $42.4 million for the year ended December 31, 2020, an increase of $27.1 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount from 34 employees at December 31, 2020 to 65 employees at December 31, 2021, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense (income), net

	December 31,		Change
	2021	2020	$

	In thousands
Other operating expense (income), net	$10,617	$(14,646)	$25,263

Other operating expense (income), net totaled $10.6 million of expense for the year ended December 31, 2021 compared with $14.6 million of income for the year ended December 31, 2020, a difference of $25.3 million. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Gain from sale of priority review voucher, net of transaction costs

	Year Ended December 31,		Change
	2021	2020	$

	(in thousands)
Gain from sale of priority review voucher, net of transaction costs	$103,387	$—	$103,387

Gain from sale of priority review voucher, net of transaction costs totaled $103.4 million for the year ended December 31, 2021. There was no gain from the sale of priority review voucher, net for the year ended December 31, 2020.

Interest expense, net

	December 31,		Change
	2021	2020	$

	In thousands
Interest expense, net	$(13,932)	$(11,362)	$(2,570)

Interest expense, net totaled $13.9 million of expense for the year ended December 31, 2021 compared with $11.4 million for the year ended December 31, 2020, a difference of $2.6 million. The difference was principally attributable to higher non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, in addition to interest expense associated with our note payable.

Liquidity and Capital Resources

Sources of Liquidity

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we commercialize Bylvay and continue the development of and seek regulatory approvals for Bylvay in other indications and for our other product candidates. We are subject to all of the risks applicable to the development of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that we will need substantial additional funding to complete development of and potentially commercialize our other product candidates.

Our operations have historically been financed primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings and the HCR royalty monetization transactions. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our other product candidates as well as commercialization and pre-commercialization efforts.

As of December 31, 2021, our cash and cash equivalents were approximately $248.1 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our RIAA. Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of December 31, 2021, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $4.9 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. To the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma, we are obligated to pay those amounts as royalty interest payments to HCR under the RIAA.

In February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

On May 7, 2020, we filed a new universal shelf registration statement on Form S-3, or the 2020 Form S-3, with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. On May 7, 2020, we also entered into a sales agreement with Cowen and Company, LLC, or Cowen, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of December 31, 2021, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On June 8, 2020, we entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to us in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, we have the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. As of December 31, 2021, we borrowed an aggregate principal amount of $10.0 million and an aggregate principal amount of up to $45.0 million remains available for future borrowing through March 31, 2022 subject to approval of the Lender.

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

On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 will no longer be available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of this Annual Report on Form 10-K. On February 25, 2021, we also entered into a new sales agreement with Cowen, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under the 2021 Sales Agreement.

On August 31, 2021, we entered into a definitive agreement to sell the rare pediatric disease priority review voucher (“PRV”) that we received from the FDA in connection with the approval of the Company’s product Bylvay, for cash proceeds of $105.0 million. On September 28, 2021, we completed our sale of the PRV and received net proceeds of $103.4 million, after deducting commission costs, which was recorded as a gain from sale of priority review voucher, net of transaction costs.

Cash Flows

Years ended December 31, 2021 and December 31, 2020

	December 31,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(107,559)	$(101,029)
Investing activities	102,922	(78)
Financing activities	2,759	220,276
Total	$(1,878)	$119,169
Effect of exchange rate changes on cash and cash equivalents	(1,287)	260
Net (decrease) increase in cash and cash equivalents	$(3,165)	$119,429

Operating activities

Cash used in operating activities of $107.6 million for the year ended December 31, 2021 was primarily a result of our $34.0 million net loss from operations and a net decrease in assets and liabilities of $9.7 million. The net decrease in operating assets and liabilities for the year ended December 31, 2021 was primarily driven by decreases in other current and long-term liabilities and prepaid expenses and other current assets, offset by increases in accrued expenses, accounts receivables, net, accounts payable, inventory and other assets. This decrease was offset by non cash items, including $15.9 million of stock-based compensation expense, $12.5 million of accretion of liability related to sale of future royalties and $10.4 million of foreign currency adjustments. Cash used in operating activities of $101.0 million for the year ended December 31, 2020 was primarily a result of our $107.6 million net loss from operations and a net decrease in assets and liabilities of $4.7 million. The net decrease in operating assets and liabilities for the year ended December 31, 2020 was primarily driven by decreases in prepaid expenses and other current assets, decreases in accrued expenses, as well as decreases in other current and long-term liabilities. This decrease was offset by non-cash items, including $14.6 million of stock-based compensation expense, $14.6 million of foreign currency adjustments, and $10.8 million of accretion of liability related to sale of future royalties.

Investing activities

Cash provided by investing activities of $102.9 million for the year ended December 31, 2021 was primarily related to net proceeds from the sale of the PRV offset by purchases of property and equipment. Cash used in investing activities of $0.1 million for the year ended December 31, 2020 was primarily related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $2.8 million for the year ended December 31, 2021 was primarily related to proceeds from exercise of options. Cash provided by financing activities of $220.3 million for the year ended December 31, 2020 was primarily related to proceeds from the issuance of common stock, net of issuance costs of $193.3 million, proceeds from the HCR royalty agreement of $14.8 million, proceeds from the issuance of debt, net of issuance costs of $9.5 million, and proceeds from exercise of options of $2.8 million.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. During the third quarter of 2021 an additional $103.4 million of net proceeds were received after deducting fees from the recently completed sale of the PRV. An additional $15 million cash upfront fee from the recently announced Japan licensing agreement was received in the fourth quarter of 2021. As a result, cash and cash equivalents are anticipated to be sufficient to fully fund the launches of Bylvay and the next stages of the early asset portfolio. The Company believes that its cash of $248.1 million at December 31, 2021 together with its current Bylvay revenue and operating expense projections will be sufficient to fund its current operating plan into 2024.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of December 31, 2021, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3, including up to $100.0 million of our common stock pursuant to the sales agreement with respect to an at-the-market offering program. As of December 31, 2021, there remained $99.7 million of our common stock available for sale pursuant to the sales agreement. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 will no longer be available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of this Annual Report on Form 10-K.

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

Contractual Obligations

Our contractual obligations as of December 31, 2021 consisted primarily of obligations under the operating leases, note payable with Hercules and contractual obligations with CROs. The following table summarizes our material contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future years:

	Payments Due by Period
					More than
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years

Contractual obligations:	in thousands
Operating leases (1)	$16,677	$1,772	$4,887	$4,907	5,111
Note payable (2)	10,695	—	10,695	—	—
Contractual obligations with CROs (3)	11,772	11,772	—	—	—
Total	$39,144	$13,544	$15,582	$4,907	$5,111
(1)	For a description of our operating leases, see “Note 5 Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Represents the note payable with Hercules (including interest at an annual rate equal to Greater of 9.15% and 9.15% plus the prime rate of interest minus 3.25%.). For a description of the note payable with Hercules, see “Note 7 Note Payable” to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)	For a description of our contractual obligations with CROs, see “Note 5 Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALBIREO PHARMA, INC.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls designed to address risks related to product revenue recognition and inventory.

We are engaged in the process of design and implementation of internal control over financial reporting in a manner commensurate with the scale of our commercial operations, including the review of inventory held by third party providers.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2022 annual meeting of stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2022 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2022 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2022 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2022 annual meeting of stockholders.

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

Item 15(a)(3)                 Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Amended and Restated Share Exchange Agreement, dated as of July 13, 2016, by and among the Registrant (formerly Biodel Inc.), Albireo Limited and the Sellers listed on Schedule I thereto.		8-K (Exhibit 2.1)	7/13/2016	001-33451

3.1	Restated Certificate of Incorporation, as amended, of the Registrant.	X

3.2	Amended and Restated Bylaws of the Registrant.		S-8 (Exhibit 4.2)	7/6/2007	333-144407

4.1	Form of common stock certificate.		10-K (Exhibit 4.1)	12/22/2016	001-33451
4.2	Description of the Registrant’s Securities.	X

4.3	Form of Warrant issued by the Registrant to Hercules Capital, Inc.		8-K (Exhibit 10.2)	6/9/2020	001-33451

10.1*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Ronald H.W. Cooper.		10-K (Exhibit 10.1)	3/6/2019	001-33451

10.2*	Employment Agreement, dated as of October 4, 2018, by and between the Registrant and Simon N. R. Harford.		10-Q (Exhibit 10.3)	11/8/2018	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.3*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between Albireo AB and Jan P. Mattsson, Ph.D.		10-K (Exhibit 10.3)	3/6/2019	001-33451
10.4*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Martha J. Carter.		10-K (Exhibit 10.4)	3/6/2019	001-33451

10.5*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Patrick Horn.		10-K (Exhibit 10.5)	3/6/2019	001-33451

10.6*	Amended and Restated Employment Agreement, dated as of March 6, 2019, by and between the Registrant and Jason G. Duncan.		10-K (Exhibit 10.6)	3/6/2019	001-33451

10.7*	Employment Agreement, dated as of March 25, 2019, by and between the Registrant and Pamela Stephenson.		10-Q (Exhibit 10.1)	5/9/2019	001-33451

10.8*	Employment Agreement, dated as of October 31, 2019, by and between the Registrant and Michelle Graham.		10-Q (Exhibit 10.1)	11/6/2019	001-33451

10.9*	Albireo Pharma, Inc. Incentive Compensation Recoupment Policy.		10-Q (Exhibit 10.2)	11/4/2021	001-33451

10.10*	Albireo Pharma, Inc. 2018 Equity Incentive Plan, as amended.		8-K (Exhibit 10.1)	6/21/2021	001-33451

10.11*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.2)	8/9/2018	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.12*	Form of Restricted Stock Unit Agreement under the Albireo Pharma, Inc. 2018 Equity Incentive Plan.		10-Q (Exhibit 10.5)	8/9/2018	001-33451

10.13*	Albireo Pharma, Inc. 2018 Employee Stock Purchase Plan.		10-Q (Exhibit 10.3)	8/9/2018	001-33451

10.14*	Inducement Stock Option Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10-Q (Exhibit 10.5)	11/8/2018	001-33451

10.15*	Inducement Restricted Stock Unit Agreement, dated as of October 10, 2018, by and between the Registrant and Simon N.R. Harford.		10-Q (Exhibit 10.6)	11/8/2018	001-33451

10.16*	Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.1)	11/14/2017	001-33451

10.17*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2017 Inducement Equity Incentive Plan.		10-K (Exhibit 10.11)	3/27/18	001-33451

10.18*	Albireo Pharma, Inc. 2016 Equity Incentive Plan.		8-K (Exhibit 10.9)	11/4/2016	001-33451

10.19*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2016 Equity Incentive Plan.		10-K (Exhibit 10.13)	12/22/2016	001-33451

10.20*	Replacement Stock Options granted to Ronald H.W. Cooper in connection with the closing of the Biodel Transaction.		10-K (Exhibit 10.14)	12/22/2016	001-33451

10.21*	2010 Stock Incentive Plan, as amended.		Schedule 14A (Exhibit A)	1/26/2012	001-33451

10.22*	2010 Incentive Stock Option Agreement.		10-Q (Exhibit 10.2)	5/7/2010	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.23*	2010 Non Statutory Stock Option Agreement.		10-Q (Exhibit 10.3)	5/7/2010	001-33451

10.24*	2010 Restricted Stock Unit Agreement.		10-Q (Exhibit 10.4)	5/7/2010	001-33451

10.25*	Amended and Restated 2004 Stock Incentive Plan.		S-1/A (Exhibit 10.3)	3/27/2007	333-140504

10.26*	Form of Incentive Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.		10-K (Exhibit 10.19)	12/21/2007	001-33451

10.27*	2005 Non-Employee Directors’ Stock Option Plan.		S-1/A (Exhibit 10.5)	3/27/2007	333-140504

10.28*	Form of Option Agreement for 2005 Non-Employee Directors’ Stock Option Plan.		10-K (Exhibit 10.20)	12/21/2007	001-33451
10.29*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		8-K (Exhibit 10.8)	11/4/2016	001-33451

10.30*	Nonemployee Director Compensation Policy.		10-Q (Exhibit 10.1)	5/6/2021	001-33451

10.31	Asset Purchase and License Agreement, dated as of September 2, 2016, by and among Unilife Corporation, Unilife Medical Solution, Inc. and Biodel Inc.		8-K (Exhibit 10.1)	9/9/2016	001-33451

10.32.1**	License Agreement, dated as of April 2, 2012, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.1)	3/27/2017	001-33451

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.32.2**

First Amendment to the License Agreement, dated as of January 30, 2015, by and between Elobix AB, as assignee of Albireo AB, and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).

				10-K (Exhibit 10.28.2)	3/27/2017	001-33451

10.32.3**		Second Amendment to the License Agreement, dated as of April 6, 2016, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.28.3)	3/27/2017	001-33451

10.32.4**		Third Amendment to the License Agreement, dated as of December 7, 2017, by and between Elobix AB and EA Pharma Co., Ltd. (formerly known as Ajinomoto Pharmaceuticals Co., Ltd.).		10-K (Exhibit 10.27.4)	3/27/2018	001-33451

10.33.1**		Royalty Interest Acquisition Agreement, dated as of December 28, 2017, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.		10-K (Exhibit 10.28)	3/27/2018	001-33451

10.33.2**	*

Amendment to Royalty Interest Acquisition Agreement, dated as of June 8, 2020, by and among Elobix AB, HealthCare Royalty Partners III, L.P. and, solely for the purposes specified therein, the Registrant.

				8-K (Exhibit 10.3)	6/9/2020	001-33451

10.34.1		Office Lease Agreement, dated as of February 7, 2017, by and between the Registrant and SHIGO 10 PO Owner LLC.		8-K (Exhibit 10.1)	2/10/2017	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.34.2	Amendment No. 1 to Office Lease Agreement, dated as of March 28, 2019, by and between the Registrant and POSIG Investors, LLC.		8-K (Exhibit 10.1)	4/3/2019	001-33451

10.34.3	Amendment No. 2 to Office Lease Agreement, dated as of May 4, 2020, by and between NS Boston III PO Owner LLC and the Registrant.		10-Q (Exhibit 10.2)	5/7/2020	001-33451

10.34.4	Amendment No. 3 to Office Lease Agreement, dated as of June 30, 2021, by and between NS Boston III PO Owner LLC and the Registrant.	X

10.35***	Sublease Agreement, dated as of December 6, 2021, by and between the Registrant and Hi Marley, Inc.	X

10.36***	Sublease Agreement, dated as of December 7, 2021, by and between the Registrant Institute For Healthcare Improvement	X

10.37	Loan and Security Agreement, dated as of June 8, 2020, by and among the Registrant, Albireo AB, and Hercules Capital, Inc.		8-K (Exhibit 10.1)	6/9/2020	001-33451

10.38*	Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.1)	11/5/2020	001-33451

10.39*	Form of Stock Option Agreement under the Albireo Pharma, Inc. 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.2)	11/5/2020	001-33451

10.40*	Form of Restricted Stock Unit Agreement under the 2020 Inducement Equity Incentive Plan.		10-Q (Exhibit 10.3)	11/5/2020	001-33451

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.41	Sales Agreement, dated February 25, 2021, by and between Albireo Pharma, Inc. and Cowen and Company, LLC.		8-K (Exhibit 10.1)	2/25/2021	001-33451

10.42+***	Asset Purchase Agreement, dated as of August 31, 2021, by and among the Registrant, Albireo AB and Ares Trading SA.		10-Q (Exhibit 10.1)	11/4/2021	001-33451

14.1	Albireo Pharma, Inc. Corporate Code of Conduct and Ethics and Whistleblower Policy.	X

21.1	Subsidiaries.	X

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

	SCH XBRL Taxonomy Extension Schema Document.	X

	CAL XBRL Taxonomy Extension Calculation Linkbase Document.	X

	DEF XBRL Taxonomy Extension Definition.	X

	LAB XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	PRE XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

ALBIREO PHARMA, INC.

Date: March 1, 2022	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald H.W. Cooper	President, Chief Executive Officer and Director	March 1, 2022
Ronald H.W. Cooper	(principal executive officer)

/s/ Simon N.R. Harford	Chief Financial Officer and Treasurer	March 1, 2022
Simon N.R. Harford	(principal financial officer and principal accounting officer)

/s/ David Chiswell, Ph.D.	Chairman of the Board	March 1, 2022
David Chiswell, Ph.D.

/s/ Anne Klibanski, M.D.	Director	March 1, 2022
Anne Klibanski, M.D.

/s/ Michael Gutch, Ph.D.	Director	March 1, 2022
Michael Gutch, Ph.D.

/s/ Stephanie S. Okey, M.S.	Director	March 1, 2022
Stephanie S. Okey, M.S.

/s/ Davey S. Scoon	Director	March 1, 2022
Davey S. Scoon

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Albireo Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Albireo Pharma, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Accounting for Clinical Trial Expense
Description of the Matter

As of December 31, 2021, the Company’s accrued development costs totaled $10.4 million, which includes accrued clinical trial expenses. Additionally, the Company’s prepaid expenses totaled $5.3 million, which includes amounts paid in advance of services being provided by contracted third parties. As discussed in Note 1 to the consolidated financial statements, the significant factors used in estimating clinical trial expenses include the number of patients enrolled, the percentage of work completed to date and contract milestones achieved. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by contracted third parties regarding the status of their contracted activity.

Auditing the Company’s clinical trial expenses is especially challenging due to the application of significant management judgment over the estimate of services provided. Specifically, the amount of accrued and prepaid clinical trial expenses recognized is sensitive to the availability of information to make the estimates, including the estimate of the period over which services will be performed, the level of effort expended as of the balance sheet date and the associated cost of such services. Additionally, due to the long duration of clinical trials and contractual terms for invoicing, the actual amounts incurred are required to be estimated as of the report date.

How We Addressed the Matter in Our Audit

To test clinical trial expenses, we performed audit procedures that included, among others, reviewing material contracts and related amendments for key financial and contractual terms.  In addition, for a sample of transactions, we compared the clinical trial expenses incurred against related year-to-date invoices and contracts to test that the expense was recognized in the appropriate period and that amounts were properly accrued or capitalized depending upon the timing of payments. We also evaluated management’s estimates of progress for a sample of clinical trials and manufacturing efforts by making direct inquiries of the Company’s research and development personnel who oversee the clinical trials.  Further, we confirmed with contracted third parties the costs incurred to date, the terms and conditions of the related contract, including any executed amendments. To evaluate the completeness of the accrued clinical trial development costs we also examined invoices received from contracted third parties as well as tested material cash disbursements made subsequent to December 31, 2021.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 1, 2022

Albireo Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$248,107	$251,272
Accounts receivable, net	3,272	—
Inventory	194	—
Prepaid expenses	5,261	7,564
Other current assets	12,096	3,029
Total current assets	268,930	261,865
Property and equipment, net	668	478
Goodwill	17,260	17,260
Other assets	15,193	6,004
Total assets	$302,051	$285,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,516	$5,283
Accrued expenses	35,951	19,051
Other current liabilities	2,880	948
Total current liabilities	45,347	25,282
Liability related to sale of future royalties	60,132	65,894
Note payable, net of discount	10,004	9,621
Other long-term liabilities	10,960	3,579
Total liabilities	126,443	104,376
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 shares authorized at December 31, 2021 and December 31, 2020; 0 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 and 30,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 19,304,312 and 19,296,552 shares issued and outstanding at December 31, 2021, respectively, and 19,107,040 shares issued and outstanding at December 31, 2020	193	191
Additional paid-in capital	475,390	456,472
Accumulated other comprehensive income (loss)	1,105	(8,612)
Accumulated deficit	(300,850)	(266,820)
Treasury stock at cost, 7,760 shares and 0 shares at December 31 2021 and December 31, 2020, respectively	(230)	—
Total stockholders’ equity	175,608	181,231
Total liabilities and stockholders’ equity	$302,051	$285,607

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Product revenue, net	$6,993	$—
Royalty revenue	18,586	8,308
License revenue	15,000	—
Total revenue	40,579	8,308
Cost of product revenue	1,356	—
Gross profit	39,223	8,308
Operating expenses:
Research and development	82,522	76,777
Selling, general and administrative	69,569	42,448
Other operating expense (income), net	10,617	(14,646)
Total operating expenses	162,708	104,579
Operating loss	(123,485)	(96,271)
Other income (loss):
Gain from sale of priority review voucher, net of transaction costs	103,387	—
Interest expense, net	(13,932)	(11,362)
Net loss	$(34,030)	$(107,633)
Net loss per common share - basic and diluted	(1.77)	(6.73)
Weighted-average common shares used to compute basic and diluted net loss per common share	19,220,846	15,983,058

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(34,030)	$(107,633)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,717	(15,064)
Total other comprehensive income (loss)	9,717	(15,064)
Total comprehensive loss	$(24,313)	$(122,697)

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Shares	Amount	Equity
Balance--December 31, 2019	12,749,443	$127	$245,769	$6,452	$(159,187)	—	—	$93,161
Share based compensation expense	—	—	14,615	—	—	—	—	14,615
Exercise of options and vesting of RSUs and ESPP	166,847	2	2,772	—	—	—	—	2,774
Issuance of warrants	—	—	113			—	—	113
Issuance of common stock, net of costs	6,190,750	62	193,203			—	—	193,265
Other comprehensive loss	—	—	—	(15,064)	—	—	—	(15,064)
Net loss	—	—	—	—	(107,633)	—	—	(107,633)
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	—	—	$181,231
Share based compensation expense	—	—	15,931	—	—	—	—	15,931
Exercise of options and vesting of RSUs and ESPP	189,764	2	2,746	—	—	—	—	2,748
Issuance of common stock under the at-the-market sales agreement, net of costs	7,508	—	241	—	—	—	—	241
Other comprehensive income	—	—	—	9,717	—	—	—	9,717
Purchases of treasury stock, at cost	—	—	—	—	—	(7,760)	(230)	(230)
Net loss	—	—	—	—	(34,030)	—	—	(34,030)
Balance--December 31, 2021	19,304,312	$193	$475,390	$1,105	$(300,850)	(7,760)	$(230)	$175,608

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,030)	$(107,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net of transaction costs	(103,387)	—
Accretion of liability related to sale of future royalties	12,528	10,778
Accretion of debt discount and amortization of issuance costs	383	248
Depreciation and amortization	274	192
Share based compensation expense	15,931	14,615
Foreign currency adjustments	10,423	(14,573)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,291)	—
Inventory	(194)	—
Prepaid expenses and other current assets	(6,615)	(508)
Other assets	(74)	575
Accounts payable	1,336	275
Accrued expenses	17,326	(4,774)
Other current and long-term liabilities	(18,169)	(224)
Net cash used in operating activities	(107,559)	(101,029)
Cash flows from investing activities:
Purchase of property and equipment	(465)	(78)
Proceeds from sale of priority review voucher, net of transaction costs	103,387	—
Net cash provided by (used in) investing activities	102,922	(78)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	241	193,265
Proceeds from royalty agreement, net of issuance costs	—	14,750
Proceeds from issuance of debt, net of issuance costs	—	9,487
Proceeds from exercise of options	2,748	2,774
Payments related to repurchases of common stock	(230)	—
Net cash provided by financing activities	2,759	220,276
Effect of exchange rate changes on cash and cash equivalents	(1,287)	260
Net (decrease) increase in cash and cash equivalents	(3,165)	119,429
Cash and cash equivalents—beginning of period	251,272	131,843
Cash and cash equivalents—end of period	$248,107	$251,272
Supplemental disclosures of cash and non-cash activities
Warrants issued with long-term debt	$—	$113
Right of use assets obtained in exchange for operating lease obligations	$8,591	$—

See accompanying Notes to Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay, which is approved in the United States and Europe, elobixibat, which is approved in Japan for the treatment of chronic constipation, A3907 our Phase 1 lead candidate for the treatment of adult liver diseases, and A2342 our lead preclinical candidate for the treatment of adult viral and liver diseases. Bylvay was approved by the U.S. Food and Drug Administration on July 20, 2021 for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older. Bylvay is also in Phase 3 development for the treatment of biliary atresia and Alagille syndrome (ALGS), each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, commercialize Bylvay in PFIC and provide general and administrative support for these operations.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each subsidiary are measured using the currency of the primary economic environment in which the entity operates (the functional currency).

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

The results and financial position of the Company’s subsidiaries’ that have a functional currency different from the USD are translated as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of December 31, 2021 and 2020;
b.	income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred; and
c.	significant transactions use the exchange rate on the date of the transaction.

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

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. For banks and financial institutions, only independent financial institutions with a high credit rating are utilized. The Company’s current license agreement for elobixibat is with an established and reputable pharmaceutical company and, historically, the Company has not had any material collection risk related to its accounts receivable.

Concentration of credit risk related to product sales is limited to customers to whom the Company makes significant sales. The Company has no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

For the year ended December 31, 2021 there were 3 customers or collaboration partners who individually accounted for approximately 44%, 35% and 10% of the Company’s gross revenue balance. For the year ended December

31, 2021, there were 3 customers who individually accounted for 43%, 24% and 12% of the Company’s gross accounts receivable balance. The Company believes that credit risks associated with these contracts are not significant due to the customers’ financial strengths.

For the year ended December 31, 2020, all revenue and receivables relate to one licensee. The Company generally does not require collateral or other security in support of accounts receivable.

Property and equipment, net

Property and equipment, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Estimated Useful Life
Asset Classification	(in years)
IT Equipment	3-5
Vehicles	5
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	5-7

Property and equipment purchased for less than $10,000 are expensed immediately. Costs for repairs and maintenance are expensed as incurred.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized within Other operating expense (income), net in the Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). There were no impairments recorded for the years ended December 31, 2021 and 2020.

Operating Leases

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise the Company utilizes its incremental borrowing rate (‘‘IBR’’), which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. Historically, the rate implicit in the leases has not been readily determinable and the appropriate incremental borrowing rate has been utilized. To estimate the appropriate incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at our estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns. Product revenue, net was $5.3 million in the United States and $1.7 million in Europe for the year ended December 31, 2021. There was no product revenue for the year ended December 31, 2020.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts, including chargebacks related to 340b, and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $0.7 million and $0.0 million in such estimates as of December 31, 2021 and December 31, 2020, respectively, in accounts receivable, net and other current liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Bylvay available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Bylvay pricing approved in other relevant European jurisdictions. The Company recorded $0.2 million and $0.0 million in such estimates as of December 31, 2021 and December 31, 2020, respectively, in other current liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Bylvay’s purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company funds this incentive program through upfront payments which included a $0.1 million payment in the year ended December 31, 2021. The Company recorded less than $0.1 million and $0.0 million in such estimates as of December 31, 2021 and December 31, 2020, respectively, in prepaid expenses and other current assets on the consolidated balance sheets.

Trade Allowances

The Company provides invoice discounts on Bylvay sales to its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The Company also pays fees to its distributors for their services as well as data that they provide to the Company. Prompt payment allowances are recorded in accounts receivable, net on the consolidated balance sheets and were less than $0.1 million for the year ended December 31, 2021. The other distributor fees are recorded as other current liabilities on the consolidated balance sheets and were $0.1 million for the year ended December 31, 2021. There were no trade allowances recorded for the year ended December 31, 2020.

Trade Receivables, net

Accounts receivable, net related to product sales, which are recorded in accounts receivable, net on the consolidated balance sheets, were approximately $3.3 million and $0 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for U.S. customers are typically 31 - 36 days from receipt of invoice and for European customers are typically 45 days from receipt of invoice.

Contract Revenue and Milestone Payments

At the inception of each arrangement that includes development milestone payments or upfront payment, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price, which includes any upfront payments, using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Once the estimated transaction price is established, the associated consideration is allocated to the performance obligations that have been identified in the respective agreement. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

As of December 31, 2021, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.9 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the year ended December 31, 2021:

December 31, 2021
(in thousands)
Liability related to sale of future royalties—beginning balance	$68,594
Accretion of interest expense on liability related to royalty monetization	12,528
Repayment of the liability	(9,455)
Liability related to sale of future royalties—ending balance	$71,667
Less current portion classified within accrued expenses	(11,535)
Long-term liability related to sale of future royalties	$60,132

The Company records estimated royalties due for the current period in accrued other expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At December 31, 2021, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.1%.

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

Inventory

The Company commenced capitalizing inventory for Bylvay upon FDA approval on July 20, 2021. All commercial manufacturing expenses were expensed as research and development expenses prior to FDA approval. Manufacturing of the Company’s active pharmaceutical ingredient (API) and drug product occurred prior to FDA approval. As a result, manufacturing costs, which totaled approximately $1.6 million, were not capitalized, and instead were expensed as research and development expenses from 2020 until FDA approval in July 2021. All packaging of the Company’s drug product occurred after FDA approval and is included as capitalized inventory within Finished goods.

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values whether granted to employees or non-employees.

The fair value of the Company’s stock options has been determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. For the years ended December 31, 2021 and December 31, 2020, due to the lack of historical and implied volatility data of the Company’s common stock and equivalents, the expected volatility has been estimated based on the historical volatilities of peer companies in the Company’s industry that are publicly traded. The Company selected companies that it considers to have comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

Due to the lack of sufficient historical data, the Company used the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the award, to determine the expected term of stock options.

The Company records compensation expense for service-based awards over the vesting period of the award on a straight-line basis. For awards with service and performance-based conditions, compensation related to the performance-based vesting conditions is recognized when achievement of the performance condition is considered probable and the compensation expense related to the service condition is recorded using the accelerated method.

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

The Company paid $0.7 million and $0.7 million to the plans for the years ended December 31, 2021 and 2020, respectively.

401(k)

The Company has a 401(k) retirement plan in which all U.S.-based employees are eligible to participate. The Company contributed $0.7 million and $0.5 million to the plan for the years ended December 31, 2021 and 2020, respectively. The Company matches employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2021 and 2020.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. As of the years ended December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Consolidated Statements of Operations.

Net loss per share

Basic and diluted net loss per share, is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding. If the Company were in a net income position, diluted net income per share would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

Goodwill

Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill has an indefinite life and is subject to annual testing for impairment. Goodwill is assessed at least annually, but also whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review, include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; (d) significant decline in the Company’s stock price for a sustained period; and (e) a decline in the Company’s market capitalization below net book value.

The Company conducts an impairment assessment on October 1 each year taking a quantitative test which compares the fair value to the net carrying value, and records an impairment of goodwill to the extent that the net carrying value exceeds the fair value. The Company uses its market capitalization as a proxy for its fair value. During the fourth quarter of 2021 and 2020, we completed our annual impairment assessment and concluded that goodwill was not impaired in any of those years.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$243,180	$—	$—
Total	$243,180	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$242,854	$—	$—
Total	$242,854	$—	$—

The Company’s financial instruments consist mainly of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and note payable. The carrying amounts of cash equivalents, prepaid expenses and other current liabilities, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. At December 31, 2021, the Company believes the carrying value of the Loan and Security Agreement with Hercules Capital, Inc., approximates the fair value of the note payable, considering that it bears interest that is similar to prevailing market rates.

3. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
IT equipment	$773	$318
Leasehold improvements	58	58
Furniture and fixtures	450	453
Total property and equipment, gross	1,281	829
Less: Accumulated depreciation	(613)	(351)
Total property and equipment, net	$668	$478

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
Accrued payroll and benefits	$10,310	$8,492
Accrued professional fees	1,024	649
Accrued development costs	10,442	5,968
Accrued liability related to monetization of future royalties	11,535	2,700
Accrued other	2,640	1,242
Total accrued expenses	$35,951	$19,051

5. Commitments and contingencies

Operating lease commitments

The Company’s portfolio of commercial real estate leases consists of office space for its corporate headquarters in Boston, Massachusetts, additional office space in Boston, Massachusetts, and for administrative space in Göteborg, Sweden, both of which are accounted for as operating leases. For each lease the Company recorded a ROU asset and lease liability at the earlier of the ASC 842 effective date or lease commencement date. The Company utilizes the straight-line method of recognizing lease expense. However, the Company is required to pay certain variable executory costs including common area maintenance, real estate taxes, and insurance that are expensed as incurred. These variable costs are excluded from the measurement of leases. The Company is not reasonably certain that it will exercise the renewal options described in the individual lease descriptions below. Therefore, these options are not recognized as part of the ROU asset and lease liability.

The Company subleases a portion of its 10 Post Office space to a third party for which it receives rental income to manage occupancy costs. This sublease is classified as operating and is further described below.

10 Post Office

On February 7, 2017, the Company entered into an agreement with Shigo 10 Power Owner LLC (as amended, the “10 Post Office Lease”) to lease 5,116 square feet of office space on the 5th floor of 10 Post Office Square, Boston, MA as its corporate headquarters from March 1, 2017 through April 30, 2022. Pursuant to the 10 Post Office Lease, the Company is entitled to an option to extend the term for an additional 5 years.

On March 28, 2019, the Company entered into an amendment to the 10 Post Office Lease to (i) replace the Company’s prior office space with 14,734 square feet of new office space that is being leased from the same landlord and (ii) extend the term of the lease through October 31, 2026. The new leased space contains monthly lease payments subject to annual escalations of $1.00 per square foot for the remaining term of the lease with the Company obligated to make approximately $12.2 million of aggregate lease payments over the term of the lease, or approximately $1.7 million annually.

On May 4, 2020, the Company entered into a second amendment to the 10 Post Office Lease to lease an additional 3,490 square feet of office space on the 10th floor of 10 Post Office Square, Boston, MA from NS Boston III PO Owner LLC from July 1, 2020 through June 30, 2021. The Company entered into additional amendments at 10 Post Office Lease in 2020 and 2021 to extend the term of the 10 Post Office Lease further. The 10 Post Office Lease is classified as a short-term lease and is currently set to expire on March 31, 2022.

On December 6, 2021, the Company entered into an agreement (the “10 Post Office Sublease”) to sublease 14,734 square feet of office space located at 10 Post Office Square, Boston, MA to Hi Marley, Inc. from March 1, 2022 through October 31, 2026.

Goteborg

The Company’s lease in Göteborg, Sweden includes the rental of office space. This lease includes annual rent escalations based on the changes in the Swedish Consumer Price Index.

53 State Street

On December 7, 2021, the Company entered into an agreement (the “53 State Street Lease”) to lease 26,962 square feet on the 19th floor of 53 State Street, Boston, MA from the Institute for Healthcare Improvement from December 15, 2021 through January 31, 2030.

As of December 31, 2021 the net balance of ROU assets totaled $12.0 million and was classified within other non-current assets. Operating lease expense was $1.3 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.  Variable lease costs incurred for the years ended December 31, 2021 and 2020 were not material to the Company.  As of December 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 7.1 years. As of December 31, 2020, the weighted- average discount rate was 8.77%. Total cash paid for amounts included in the measurement of lease liabilities was $1.0 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Pursuant to the Company’s non-cancelable lease agreements in effect at December 31, 2021, the following table summarizes the Company’s maturities of lease liabilities as of December 31, 2021:

Total Minimum Lease Payments
(in thousands)
2022	1,772
2023	2,421
2024	2,466
2025	2,511
2026 and beyond	7,507
Total minimum lease payments	$16,677
Less imputed interest	(4,463)
Total lease liability	$12,214

Reported as:
Other current liabilities	$(1,396)
Other long-term liabilities	(10,818)
Total lease liabilities	$(12,214)

Agreements with CROs

As of December 31, 2021, the Company had various agreements with CROs for the conduct of specified research and development activities and, based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $11.8 million upon the completion of contracted work.

6. Inventory

Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw materials	$—	$—
Work-in-process	—	—
Finished goods	194	—
Total inventory	$194	$—

There were no write downs for excess and obsolete inventory during the years ended December 31, 2021 or 2020 based on the finish goods inventory shelf life of 24 months, and an analysis over the future demand for Bylvay relative to the remaining shelf life of inventory as of December 31, 2021.

7. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement (the Loan and Security Agreement) with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders (collectively, referred to as the “Lender”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the “Agent” or “Hercules”) which provides for term loans of up to an aggregate principal amount of $80.0 million (the “Term Loans”) to the Company. The Loan Agreement provides for (i) an initial term loan advance of $10.0 million, which closed on June 8, 2020, (ii) subject to the achievement of certain initial performance milestones (“Performance Milestone I”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, and (iii) subject to the Lender’s investment committee’s sole discretion, a right of the Company to request that the Lender make additional term loan advances in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million. The Company is required to pay an end of term fee (“End of Term Charge”) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

The Term Loans mature on January 1, 2024, which is extendable to June 1, 2024 upon achievement of Performance Milestone I (the “Maturity Date”).

The Term Loan bears interest at an annual rate equal to greater of 9.15% and 9.15% plus the prime rate of interest minus 3.25%. Borrowings under the Loan and Security Agreement were repayable in monthly interest-only payments through January 1, 2022 and extendable to (i) July 1, 2022 upon achievement of Performance Milestone I and (ii) July 1, 2023 upon achievement of certain additional performance milestones. After the interest-only payment period, borrowings under the Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2.0% of the principal amount outstanding if the prepayment occurs after the first nine months following the Closing Date, but on or prior to 24 months following the Closing Date, and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

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

The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method.  The effective interest rate of the outstanding debt under the Loan Agreement is approximately 13.0%.

As of December 31, 2021 the carrying value of the note payable consists of the following:

December 31, 2021
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(691)
Note payable net of discount, long-term	$10,004

During the year ended December 31, 2021, the Company recognized $1.3 million, of interest expense related to the Loan Agreement. The Company recognized $0.8 million of interest expense related to the Loan Agreement for the year ended December 31, 2020.

Through December 31, 2021 and December 31, 2020, the Company borrowed $10.0 million and $10.0 million, respectively, under the Loan Agreement and incurred expenses of $0.4 million and $0.2 million, respectively, of debt discount and issuance costs inclusive of facility fees, legal fees, End of Term Charge and fair value of the warrant.

Estimated future principal payments due under the Loan Agreement, including the contractual End of Term Charge are as follows as of December 31, 2021:

Note Principal Payments
(in thousands)
2022	$—
2023	5,254
2024	5,441

As of December 31, 2021, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

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

8. Net loss per share

The following table sets forth the computation of Basic loss per share and Diluted loss per share (in thousands, except for share and per share data):

	Year Ended
	2021	2020
Basic and Diluted net loss per share:
Numerator
Net loss	$(34,030)	$(107,633)
Denominator
Weighted average number of shares outstanding	19,220,846	15,983,058
Basic and Diluted loss per share	$(1.77)	$(6.73)

The following outstanding common stock equivalents were excluded from the computation of Diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock, RSUs and warrants	3,208,398	2,413,037

9. Income taxes

The Company has had an overall net operating loss position since its inception. There was no current or deferred tax provision for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the components of loss before income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
U.S.	$(18,603)	$(86,041)
Foreign	(15,427)	(21,592)
Total	$(34,030)	$(107,633)

A reconciliation of the U.S. statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended
	December 31,
	2021	2020
U.S. statutory income tax rate	21%	21%
Stock compensation	(3)	—
State taxes, net of federal tax effect	1	5
Change in valuation allowance	(19)	(26)
Change in deferred tax rate	(1)	—
Forfeited losses and tax attributes	—	—
Other items	1	—
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets:
Tax loss carryforwards	$59,230	$59,790
Research and development credits	130	130
Accrued expenses	1,770	1,870
Stock compensation	6,790	4,750
Interest carryforwards	6,670	4,420
Other	3,150	1,220
Total gross deferred tax assets	77,740	72,180
Valuation allowance	(74,690)	(71,040)
Total deferred tax assets	$3,050	$1,140
Deferred tax liabilities:
Intangible assets	$(20)	$(20)
Right of use asset	(3,030)	(1,120)
Total deferred tax liabilities	(3,050)	(1,140)
Net deferred tax assets	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future returns, the Company has recorded a valuation allowance of $74.7 million and $71.0 million at December 31, 2021 and 2020, respectively. The change in valuation allowance for the years ended December 31, 2021 and 2020, were $3.7 million and $31.1 million, respectively.

As of December 31, 2021, deferred tax assets related to net operating loss (NOL) carryforwards were $59.2 million, which may be used subject to certain limitations to offset future taxable income, if any. The NOL includes approximately $1.5 million for U.S. federal tax purposes that are subject to expire in 2036 and approximately $98.8 million of federal net operating losses which have no expiration date and can be carried forward indefinitely. The Company has state NOLs of approximately $246.3 million which may be available to offset future income tax liabilities and that expire at various dates through 2041. Additional NOLs of approximately $112.5 million were generated in various non-U.S. jurisdictions and will not expire. A valuation allowance has been established on the NOL carryforwards as it is uncertain as to whether future taxable income will be generated to utilize such NOLs.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Code and similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986 (the Code), results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During 2016, the Company completed an analysis to assess and concluded that an ownership change within the meaning of Code Section 382 occurred. The analysis has not yet been updated beyond 2016.

The Company’s policy is for any earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings, if any.

Uncertain tax positions

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2021 and 2020, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest or penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and Massachusetts, as well as Great Britain and Sweden. The Company’s tax returns may be examined for certain tax jurisdictions back to December 31, 2018.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

10. Stockholders’ equity

Preferred Stock

As of December 31, 2021, the Company has 50,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Financing

2020 Underwritten Public Offerings

In February 2020, the Company completed an underwritten public offering of 2,190,750 shares of its common stock under a universal shelf registration statement for net proceeds of approximately $43.0 million.

In May 2020, the Company filed a new universal shelf registration on Form S-3 with the SEC, pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine. As of December 31, 2021, $40.0 million of securities remain available for issuance under the shelf registration statement.

In September 2020, the Company completed an underwritten public offering of 4,000,000 shares of its common stock. The Company received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and, commissions but before deducting offering expenses.

2021 At-the-Market Offering Program Sales Agreement

In February 2021 the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. Because the Company is no longer a well-known seasoned issuer, the 2021 Form S-3 will no longer be available for the Company to offer and sell securities pursuant to the 2021 Form S-3 following the filing of this Annual Report on Form 10-K.

In February, 2021, the Company entered into a sales agreement, (the 2021 Sales Agreement) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, the Company sold 7,508 shares of common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Since the 2021 Form S-3 is no longer available, unless and until the Company registers the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, the Company will not be able to make any further sales of securities under the 2021 Sales Agreement.

11. Stock-based Compensation

The Company recognized stock-based compensation expense in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
General and administrative	$9,715	$8,646
Research and development	6,216	5,969
Total stock-based compensation	$15,931	$14,615

A summary of the outstanding stock options as of December 31, 2021 is as follows:

	Stock Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price Per	Term	Value (in
	Shares	Share	(Years)	thousands)
Outstanding—December 31, 2020	2,371,823	$23.89	7.75	$32,764
Granted	938,538	$34.17
Expirations/forfeitures	(160,623)	$32.71
Exercises	(144,740)	$13.81
Outstanding—December 31, 2021	3,004,998	$27.10	7.03	$5,232
Exercisable—December 31, 2021	1,804,047	$23.68	6.03	$4,930
Vested or expected to vest at—December 31, 2021	3,004,998	$27.10	7.03	$5,232

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

As of December 31, 2021, the total unrecognized compensation expense related to unvested options was $26.4 million, which the Company expects to recognize over a weighted average vesting period of 2.58 years.

In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option pricing model and assumptions discussed below.

The fair value of share option awards was estimated with the following assumptions:

	As of December 31,			As of December 31,
	2021			2020
Price per share of common stock	$21.60	-	41.71	$15.62	-	43.65
Expected term (in years)	6.1	-	6.1	6.1	-	6.1
Risk-free interest rate	0.50	-	1.4%	0.35	-	1.7%
Expected volatility	78.20	-	81.5%	79.41	-	92.9%
Dividend rate	0%			0%

Restricted Stock Units

Each restricted stock unit (RSU) award represents one share of common stock and each award vests 25% on the first anniversary and in equal quarterly installments thereafter. The costs of the awards, determined as the fair market value of the shares on the grant date, are expensed on a straight-line basis over the length of the award.

A summary of outstanding RSUs as of December 31, 2021 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested and outstanding RSU balance at December 31, 2020	33,065	$24.95
Changes during the period:
Granted	202,400	24.95
Expirations/forfeitures	(23,689)	31.68
Vested	(13,687)	25.59
Non-vested and outstanding RSU balance at December 31, 2021	198,089	$33.05

Employee Stock Purchase Plan

In June 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (the Plan) that allows eligible employees to purchase shares of its common stock at a discount through payroll deductions. The Plan was subsequently approved by the Company’s stockholders, with 300,000 shares being available to be issued under the Plan.

The Plan provides for a series of six-month offering periods, with a new offering period commencing on June 1 and December 1 of each year or the first business day thereafter. The initial Offering Period under the Plan began on December 1, 2018. During the years ended December 31, 2021 and 2020, 31,337 and 14,270 shares were purchased under the Plan, respectively. As of December 31, 2021, 246,039 shares are available to be issued. The Plan is intended to qualify under Code Section 423. Plan expense for the years ended December 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively. The expense is disclosed in the stock-based compensation expense table within this footnote.