Form 10-Q
period 2022-03-31
ALBIREO PHARMA, INC.
filed 2022-05-16
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-33451

Albireo Pharma, Inc.

(Exact name of registrant as specified in its charter)

s
Delaware (State or other jurisdiction of incorporation or organization)	90-0136863 (IRS Employer Identification No.)

53 State Street, 19th Floor, Boston, MA (Address of principal executive offices)	02109 (Zip code)

Registrant’s telephone number, including area code: (857) 254-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALBO	The Nasdaq Capital Market

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

As of May 9, 2022, there were 19,576,319 shares of Common Stock, $0.01 par value per share, outstanding.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to effectively commercialize Bylvay for its approved indications;
●	the design, size, duration and endpoints for, and results from BOLD, our pivotal trial of Bylvay in biliary atresia, and ASSERT, our pivotal trial of Bylvay in ALGS, or any other trials that will be required to obtain marketing approval for Bylvay to treat patients with PFIC, biliary atresia, ALGS or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;
●	whether favorable findings from clinical trials of Bylvay to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of Bylvay in biliary atresia and pivotal trial of Bylvay in ALGS;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for completion of, or for availability of data from, our pivotal trial of Bylvay in biliary atresia and our pivotal trial of Bylvay in ALGS, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of Bylvay in biliary atresia and the pivotal trial of Bylvay in ALGS;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a treatment for PFIC and potentially other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of Bylvay, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from Bylvay, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	whether we are able to effectively commercialize Bylvay in patients with PFIC;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan, and through its sublicensee, in Thailand and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;

●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	whether we are able to maintain compliance with the terms and conditions of our loan and security agreement with Hercules Capital, Inc.;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$216,655	$248,107
Accounts receivable, net	1,275	3,272
Inventory	1,821	194
Prepaid expenses	6,486	5,261
Other current assets	2,490	12,096
Total current assets	228,727	268,930
Property and equipment, net	837	668
Goodwill	17,260	17,260
Other assets	14,437	15,193
Total assets	$261,261	$302,051
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,369	$6,516
Accrued expenses	21,103	35,951
Other current liabilities	4,035	2,880
Total current liabilities	31,507	45,347
Liability related to sale of future royalties	60,899	60,132
Note payable, net of discount	10,080	10,004
Other long-term liabilities	10,589	10,960
Total liabilities	113,075	126,443
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 shares authorized at March 31, 2022 and December 31, 2021; 19,527,920 and 19,520,160 shares issued and outstanding at March 31, 2022, respectively, and 19,304,312 and 19,296,552 shares issued and outstanding at December 31, 2021, respectively	195	193
Additional paid-in capital	483,276	475,390
Accumulated other comprehensive income	8,229	1,105
Accumulated deficit	(343,284)	(300,850)
Treasury stock at cost, 7,760 shares at March 31, 2022 and December 31 2021, respectively	(230)	(230)
Total stockholders’ equity	148,186	175,608
Total liabilities and stockholders’ equity	$261,261	$302,051

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$4,656	$—
Royalty revenue	2,176	1,966
Total revenue	6,832	1,966
Cost and operating expenses:
Cost of product revenue	234	—
Research and development	21,903	19,943
Selling, general and administrative	16,855	15,273
Other operating expense, net	7,398	6,528
Total cost and operating expenses	46,390	41,744
Operating loss	(39,558)	(39,778)
Other loss:
Interest expense, net	(2,876)	(3,955)
Net loss	$(42,434)	$(43,733)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(2.19)	$(2.29)
Weighted-average common shares used to compute basic and diluted net loss per common share	19,379,586	19,131,557

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(42,434)	$(43,733)
Other comprehensive income:
Foreign currency translation adjustment	7,124	6,954
Total other comprehensive income	7,124	6,954
Total comprehensive loss	$(35,310)	$(36,779)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance--December 31, 2021	19,304,312	$193	$475,390	$1,105	$(300,850)	(7,760)	$(230)	$175,608
Stock-based compensation expense	—	—	3,508	—	—	—	—	3,508
Exercise of options and vesting of RSUs	223,683	2	4,378	—	—	—	—	4,380
Other comprehensive income	—	—	—	7,124	—	—	—	7,124
Net loss	—	—	—	—	(42,434)	—	—	(42,434)
Balance--March 31, 2022	19,527,995	$195	$483,276	$8,229	$(343,284)	(7,760)	$(230)	$148,186

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	—	$—	$181,231
Stock-based compensation expense	—	—	3,062	—	—	—	—	3,062
Exercise of options and vesting of RSUs	85,765	1	403	—	—	—	—	404
Other comprehensive income	—	—	—	6,954	—	—	—	6,954
Net loss	—	—	—	—	(43,733)	—	—	(43,733)
Balance--March 31, 2021	19,192,805	$192	$459,937	$(1,658)	$(310,553)	—	$—	$147,918

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,434)	$(43,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	2,720	3,100
Accretion of debt discount and amortization of issuance costs	76	115
Depreciation and amortization	114	37
Share based compensation expense	3,508	3,062
Foreign currency adjustments	7,172	6,479
Changes in operating assets and liabilities:
Accounts receivable, net	1,976	—
Inventory	(1,628)	—
Prepaid expenses and other current assets	8,164	1,669
Other assets	351	152
Accounts payable	(131)	1,362
Accrued expenses	(14,583)	(5,245)
Other current and long-term liabilities	(714)	(1,714)
Net cash used in operating activities	(35,409)	(34,716)
Cash flows from investing activities:
Purchase of property and equipment	(235)	—
Net cash used in investing activities	(235)	—
Cash flows from financing activities:
Proceeds from exercise of options	4,380	404
Net cash provided by financing activities	4,380	404
Effect of exchange rate changes on cash and cash equivalents	(188)	121
Net decrease in cash and cash equivalents	(31,452)	(34,191)
Cash and cash equivalents—beginning of period	248,107	251,272
Cash and cash equivalents—end of period	$216,655	$217,081
Supplemental disclosures of cash and non-cash activities
Fixed assets included in accrued expenses	$48	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay (odevixibat) approved in the United States and Europe, elobixibat, approved in Japan and Thailand for the treatment of chronic constipation, A3907, our Phase 1 lead candidate for the treatment of adult liver diseases, A2342, our lead preclinical candidate for the treatment of adult viral and liver diseases, and multiple other preclinical candidates. Bylvay was approved by the U.S. Food and Drug Administration (FDA) on July 20, 2021 for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older. Bylvay is also in Phase 3 development for the treatment of biliary atresia and Alagille syndrome (ALGS), each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, to commercialize Bylvay in PFIC, to prepare for the commercialization of Bylvay in other indications, if approved, and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, the sale of future royalties, upfront and milestone payments for regional agreements, proceeds from the issuance of debt, and the sale of a Priority Review Voucher (PRV). As of March 31, 2022, the Company has raised an aggregate of $356.9 million through the issuance of common stock, net of issuance costs, $59.3 million from the sale of its future royalties, $9.5 million through the Loan and Security Agreement (see Note 7), net of issuance costs, and net proceeds of $103.4 million, after deducting commission costs, from the sale of the PRV.

The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. In addition, the Company anticipates that its expenses will increase significantly in connection with ongoing activities to support the commercialization of Bylvay for PFIC and the advancement of Bylvay in its later stage clinical trials and providing administrative support.

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

As of March 31, 2022, the Company had cash and cash equivalents of $216.7 million. Management believes that its cash and cash equivalent resources at March 31, 2022 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within other operating expense, net except for changes in the liability related to the sale of future royalties which are recorded in interest expense, net in the Condensed Consolidated Statements of Operations.

The results and financial position of the Company’s subsidiaries’ that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of March 31, 2022 and December 31, 2021;
b.	income and expenses for the statement of operations and comprehensive loss are translated at the average exchange rates that are relevant for the respective periods for which the income and expenses occur; and
c.	significant transactions use the exchange rate on the date of the transaction.

All resulting exchange differences arising from such translations are recognized directly in other comprehensive income and presented as a separate component of equity.

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

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at the Company’s estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns. Product revenue, net was $2.8 million in the United States and $1.9 million in Europe for the three months ended March 31, 2022. There was no product revenue for the three months ended March 31, 2021.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts, including chargebacks related to Section 340B of the Public Health Service Act, and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $1.0 million and $0.7 million in such estimates as of March 31, 2022 and December 31, 2021, respectively, in accounts receivable, net and other current liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Bylvay available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Bylvay pricing approved in other relevant European jurisdictions. The Company recorded $0.4 million and $0.2 million in such estimates as of March 31, 2022 and December 31, 2021, respectively, in other current liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Bylvay’s purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company funds this incentive program through upfront payments. There were no upfront payments made during the quarter ended March 31, 2022. The Company recorded less than $0.1 million in such estimates as of March 31, 2022 and December 31, 2021 in prepaid expenses on the consolidated balance sheets.

Trade Allowances

The Company provides invoice discounts on Bylvay sales to its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The Company also pays fees to its distributors for their services as well as data that they provide to the Company. Prompt payment allowances are recorded in accounts receivable, net on the consolidated balance sheets. There were no prompt payment allowances as of March 31, 2022. Prompt payment allowances were less than $0.1 million at December 31, 2021. The other distributor fees are recorded as other current liabilities on the consolidated balance sheets and were $0.1 million as of March 31, 2022 and December 31, 2021.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and in which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

As of March 31, 2022, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $5.0 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the three-month period ended March 31, 2022:

March 31, 2022
(in thousands)
Liability related to sale of future royalties—beginning balance	$71,667
Accretion of interest expense on liability related to royalty monetization	2,720
Repayment of the liability	(11,362)
Liability related to sale of future royalties—ending balance	$63,025
Less current portion classified within accrued expenses	(2,126)
Long-term liability related to sale of future royalties	$60,899

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At March 31, 2022, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.0%.

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

Trade Receivables, net

Accounts receivable, net related to product sales, which are recorded in accounts receivable, net on the consolidated balance sheets, were approximately $1.3 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for U.S. customers are typically 31 - 36 days from receipt of invoice and for European customers are typically 45 days from receipt of invoice. As of March 31, 2022, we are in a payable position with one of our distributors and reclassed this balance to a contract liability totaling $2.2 million.

Inventory

The Company commenced capitalizing inventory for Bylvay upon FDA approval on July 20, 2021. All commercial manufacturing expenses were expensed as research and development expenses prior to FDA approval. Manufacturing costs incurred prior to FDA approval totaled approximately $1.6 million and were not capitalized, and instead were expensed as research and development expenses from 2020 to 2021. All manufacturing subsequent to FDA approval is capitalized in inventory.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$212,009	$—	$—
Total	$212,009	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$243,180	$—	$—
Total	$243,180	$—	$—

The Company’s financial instruments consist mainly of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and note payable. The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. At March 31, 2022, the Company believes the carrying value of the Loan and Security Agreement (see Note 7), approximates the fair value of the note payable, considering that it bears interest that is similar to prevailing market rates.

3. Commitments and contingencies

Agreements with CROs and CMOs

As of March 31, 2022, the Company had various agreements with CROs and CMOs for the conduct of specified research and development activities and based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $16.7 million upon the completion of contracted work.

4. Net loss per share

Basic net loss per share, is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding. When the Company is in a net loss position, diluted net loss per share is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding, excluding dilutive common stock equivalents outstanding. When the Company is in a net income position, diluted net income per share would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic and Diluted net loss per share:
Numerator
Net loss	$(42,434)	$(43,733)
Denominator
Weighted average number of shares outstanding	19,379,586	19,131,557
Basic and Diluted loss per share	$(2.19)	$(2.29)

For purposes of a dilutive net loss per share calculation, stock options, restricted stock units (RSUs) and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share in the periods where the Company has incurred a net loss, as their effect would be anti-dilutive given the Company’s net loss. Common stock equivalents may also be excluded from the calculation of diluted net income per share if the exercise prices exceed the average market price for the reporting period.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock, RSUs and warrants	3,619,281	3,141,689

5. Income taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2022 or 2021. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,241	$—
Work-in-process	202	—
Finished goods	378	194
Total inventory	$1,821	$194

There were no write downs for excess and obsolete inventory during the three months ended March 31, 2022 based on the finished goods inventory shelf life of 24 months, and an analysis over the future demand for Bylvay relative to the remaining shelf life of inventory as of March 31, 2022.

7. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement (the “loan and Security Agreement”), as lenders, (collectively, referred to as the Lender), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules), which provided for term loans up to an aggregate principal amount of $80.0 million (the Term Loans) to the Company. The Loan Agreement provided for (i) Lender make an additional term loan advance to the Company in an aggregate principal amount of $5.0 million prior, an initial term loan advance of $10.0 million, which closed on June 8, 2020, (ii) subject to the achievement of certain initial performance milestones (Performance Milestone I), the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, which Company did not, and (iii) subject to the Lender’s investment committee’s sole discretion, the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million which the Company did not exercise. As of March 31, 2022, the Company borrowed an aggregate principal amount of $10.0 million and there were no additional term loans available to the Company for advance under the Loan and Security Agreement. The Company is required to pay an end of term fee (the End of Term Charge) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

The Term Loans mature on January 1, 2024, which is extendable to July 1, 2024 upon achievement of Performance Milestone I (the Maturity Date).

The Term Loan bears interest at an annual rate equal to the greater of 9.40% and 9.40% plus the prime rate of interest minus 3.25%. Borrowings under the Loan and Security Agreement are repayable in monthly interest-only payments through January 1, 2022, which was extended to (i) July 1, 2022 upon the Company’s achievement of Performance Milestone I and (ii) July 1, 2023 upon the Company’s achievement of certain additional performance milestones. After the interest-only payment period, borrowings under the Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2.0% of the principal amount outstanding if the prepayment occurs after the first nine months following the Closing Date, but on or prior to 24 months following the Closing Date, and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

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

The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan and Security Agreement is approximately 13.3%.

As of March 31, 2022 the carrying value of the note payable consists of the following:

March 31, 2022
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(615)
Note payable net of discount, long-term	$10,080

During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.3 million, respectively, of interest expense related to the Loan and Security Agreement.

Estimated future principal payments due under the Loan and Security Agreement, including the contractual End of Term Charge, are as follows as of March 31, 2022:

Note Principal Payments
(in thousands)
Remainder of 2022	$—
2023	5,254
2024	5,441

As of March 31, 2022, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximated fair value.

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

8. Equity Financings

2021 At-the-Market Offering Program Sales Agreement

In February 2021 the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Form S-3), which became effective upon filing, pursuant to which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules.

In February 2021, the Company entered into a new sales agreement (the “2021 Sales Agreement”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, the Company sold 7,508 shares of common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Because the Company was no longer a well-known seasoned issuer following the filing of the Annual Report on Form 10-K for the year ended December 31, 2021, the 2021 Form S-3 is no longer be available for the Company to offer and sell securities pursuant to the 2021 Form S-3. Since the 2021 Form S-3 is no longer available, unless and until the Company registers the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, the Company will not be able to make any further sales of securities under the 2021 Sales Agreement.

9. Stock-based Compensation

For the three months ended March 31, 2022, the Company granted 263,200 options at a weighted average exercise price per share of $26.74. For the three months ended March 31, 2022, the Company granted 507,800 RSUs.

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021

Employee awards:
Research and development expense	$1,721	$1,136
Selling, general and administrative expense	1,700	1,926
Total stock-based compensation expense	$3,421	$3,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, in Item 1A of Part II of this Quarterly Report on Form 10-Q, or in other filings that we make with the SEC.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. Our product Bylvay has been approved in the United States for the treatment of pruritis in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized in Europe for the treatment of PFIC in patients ages 6 months or older. In October 2021, the U.S. Food and Drug Administration, or FDA, granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritis in patients ages 3 months or older with PFIC. In July 2021, the European Medicines Agency, or EMA, granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In September 2021, Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, for the treatment of PFIC in patients 6 months or older. Bylvay is available by prescription to patients in the U.S. and became available by prescription to patients in Germany in September 2021. PFIC is a rare, life-threatening genetic disorder affecting young children and Bylvay is the first approved drug treatment in the disease.

We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. In March 2022, we announced the completion of enrollment in the ASSERT trial and we expect topline results from the trial by the end of 2022.

We are expanding development to compounds that are intended for adult liver and viral diseases. Our lead candidate for adult liver diseases, A3907, is a selective inhibitor of the apical sodium-dependent bile acid transporter (ASBT) that has, based on animal studies, high predicted oral bioavailability and systemic exposures in man. As a result, A3907 has the potential to not only affect the bile acid pool by increased bile acid excretion in the stools but also through other pathways, including increased urinary bile acid excretion. This unique approach may yield greater dosing flexibility, greater efficacy and lower rates of adverse events, such as diarrhea, associated with the non-systemic IBAT inhibitors acting locally in the intestine. In December 2021, we announced topline results from our Phase 1 clinical trial in healthy adult subjects to investigate the safety, tolerability, pharmacokinetics of orally administered A3907. In the top-line results the trial achieved both primary and secondary objectives. A3907 demonstrated a positive safety profile and was well tolerated in the Phase 1 clinical trial at systemic exposures that demonstrated therapeutic benefits in preclinical models. With the potential to inhibit ileal, renal and hepatic ASBT, we hope A3907 will provide the optimal balance of efficacy and tolerability in patients in multiple liver diseases. A composition of matter patent for A3907 has been granted, with expiration in 2040 without patent term extension. We expect to initiate a Phase 2 trial for A3907 in adult liver disease by the end of 2022.

We also have a preclinical program in adult liver and viral diseases. Our lead preclinical candidate for adult viral and liver diseases is A2342, a potent small molecule inhibitor of the sodium-taurocholate co-transporting peptide (NTCP). NTCP is a key transporter of bile acids into the liver cells and also serves as the entry mechanism for the hepatitis B (HBV) and hepatitis D (HDV) viruses. A2342 protects primary human hepatocytes from HBV infection in vitro. In addition, A2342 reduces markers of infection in HBV-infected humanized mice. A2342 has demonstrated target engagement in non-human primates with biomarker increases comparable to increases achieved in humans by a now commercial subcutaneous peptide NTCP inhibitor. A composition of matter patent for A2342 has been granted, with expiration in 2040 without patent term extensions, and IND enabling studies are being completed. We expect to initiate a Phase 1 trial for A2342 in healthy volunteers by the end of 2022. Preclinical efforts with other bile acid modulator approaches continue. The first IBAT inhibitor developed by Albireo is elobixibat, which was approved in Japan and Thailand for the treatment of chronic constipation and is marketed by our partner EA Pharma in Japan and its sublicensee in Thailand.

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

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. Apart from rights we granted to third parties in the below agreements, we hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We have entered into a co promotion agreement with Travere Therapeutics, Inc. to promote Bylvay in the United States. The initial term of the arrangement is two years from launch of Bylvay, terminable at will by either party after one year following launch. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of patients with PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Bylvay.

We are also pursuing the development of Bylvay in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial and we expect topline results in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or odevixibat once daily at 120µg/kg. The primary endpoint is survival with native liver after two years of treatment.

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

In addition, we initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. The trial is fully enrolled with 52 patients aged 0 to 17 years of age with a genetically confirmed diagnosis of ALGS across 35 sites in North America, Europe, Middle East and Asia Pacific. We expect topline data to be available by the end of 2022. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 50,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 12,000 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Since inception, we have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of $343.3 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, commercialize Bylvay, prepare for and begin the commercialization of any other approved products in the future, and add infrastructure and personnel to support our product development and commercialization efforts and operations as a public company in the United States.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of March 31, 2022, we had approximately $216.7 million in cash and cash equivalents.

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

For the three months ended March 31, 2022, we recognized net sales of Bylvay totaling approximately $4.7 million. No revenue was recognized for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022 and 2021, we recognized revenue of $2.2 million and $2.0 million, respectively, related to our agreement with EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

In October 2021, Albireo entered into an agreement with Jadeite Medicines Inc. to license, develop and commercialize Bylvay within Japan. For the three months ended March 31, 2022, no revenue was recognized under the agreement. Currently, Jadeite is commencing bridging and other clinical studies to pursue New Drug Application (NDA) filings and obtain approval in Japan for PFIC, ALGS, and biliary atresia indications. Future royalty revenue recognized under our license agreement with Jadeite will not commence until after NDA approval in Japan. The next anticipated milestone payment will be received upon NDA filings in Japan for Bylvay and the timing of future milestone payments, if any, is uncertain.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue consists of manufacturing and quality headcount costs for sales of Bylvay. All manufacturing costs, incurred prior to FDA approval totaled approximately $1.6 million and were not capitalized, and instead were expensed as research and development expenses from 2020 to July 2021. As a result, these costs were excluded from cost of product revenue for sales during the three months ended March 31, 2022.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation) for our executive, finance and other administrative employees. In addition, selling, general and administrative expenses include fees for third-party professional services, including consulting, information technology, legal and accounting services. Other selling, general and administrative expenses include marketing expenses related to the commercial launch of Bylvay, as well as corporate expenses.

Other Operating Expense, Net

Other operating expense, net consists primarily of foreign currency exchange gains or losses associated with revaluation of intercompany loans.

Interest Expense, Net

Interest expense, net consists primarily of non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan, in addition to both cash and non-cash interest expense associated with our note payable. In addition, interest expense, net includes interest income associated with our interest-bearing cash and cash equivalents.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and assumptions on historical experience and on various assumptions that we believe are reasonable under the circumstances, and we evaluate them on an ongoing basis. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates and judgments. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business. Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 1, 2022, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. Due to the commercialization of Bylvay (odevixibat) the Company implemented accounting policies related to revenue recognition and inventory.  See Note 1, “Summary of significant accounting policies and basis of presentation” for more information on revenue recognition and inventory accounting policies. For more information on other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three Months Ended March 31, 2022 and March 31, 2021

Result of Operations

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Revenue
Product revenue, net	$4,656	$—	$4,656
Royalty revenue	2,176	1,966	210
Total revenue	6,832	1,966	4,866
Operating Expenses
Cost of product revenue	234	—	234
Research and development	21,903	19,943	1,960
Selling, general and administrative	16,855	15,273	1,582
Other operating expense, net	7,398	6,528	870
Total cost and operating expenses	46,390	41,744	4,646
Operating loss	(39,558)	(39,778)	220
Other loss
Interest expense, net	(2,876)	(3,955)	1,079
Net loss	$(42,434)	$(43,733)	$1,299

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Product revenue, net	$4,656	$—	$4,656
Royalty revenue	2,176	1,966	210
Total revenue	$6,832	$1,966	$4,866

Product revenue, net was $4.7 million for the three months ended March 31, 2022 due to Bylvay product sales. Product revenue, net was $2.8 million in the United States and $1.9 million in international markets. There was no product revenue for the three months ended March 31, 2021.

Royalty revenue was $2.2 million for the three months ended March 31, 2022 compared with $2.0 million for the three months ended March 31, 2021, an increase of $0.2 million. The increase relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Cost of product revenue	$234	$—	$234

Cost of product revenue was $0.2 million for the three months ended March 31, 2022. Following Bylvay approval, certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold, was expensed prior to approval. Bylvay was not approved until July 2021, therefore there was no cost of product revenue for the three months ended March 31, 2021.

Research and development expenses

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Research and development expenses	$21,903	$19,943	$1,960

Research and development expenses were $21.9 million for the three months ended March 31, 2022 compared with $19.9 million for the three months ended March 31, 2021, an increase of $2.0 million. The increase in research and development expenses for the 2022 period was principally due to clinical and preclinical program activities, personnel expenses including stock-based compensation and other costs as we continue to increase our headcount and program activities. The increase in program activities related to ongoing preclinical trials as well as the Phase 1 study for A3907, and were partially offset by a decrease in Bylvay PFIC expenses related to the completion of the PEDFIC 1 study.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$4,344	$6,197	$(1,853)
Bylvay - biliary atresia and ALGS	5,591	5,540	51
A3907	2,002	1,605	397
Preclinical	2,859	813	2,046
Total	$14,796	$14,155	$641
Other project costs(1):
Personnel costs	$6,434	$5,660	$774
Other costs(2)	673	128	545
Total	$7,107	$5,788	$1,319
Total research and development costs	$21,903	$19,943	$1,960
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Selling, general and administrative	$16,855	$15,273	$1,582

Selling, general and administrative expenses were $16.9 million for the three months ended March 31, 2022 compared with $15.3 million for the three months ended March 31, 2021, an increase of $1.6 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense, net

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Other operating expense, net	$7,398	$6,528	$870

Other operating expense, net totaled $7.4 million for the three months ended March 31, 2022 compared with $6.5 million for the three months ended March 31, 2021. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Three Months Ended March 31,		Change
	2022	2021	$

	(in thousands)
Interest expense, net	$(2,876)	$(3,955)	$1,079

Interest expense, net totaled $2.9 million for the three months ended March 31, 2022 compared with $4.0 million for the three months ended March 31, 2021. The difference was principally attributable to lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, partially offset by interest income associated with our interest bearing cash accounts.

Liquidity and Capital Resources

Sources of Liquidity

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we commercialize Bylvay and continue the development of and seek regulatory approvals for Bylvay in other indications and for our other product candidates. We are subject to all of the risks applicable to the development and commercialization of new pharmaceutical products and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect that we will need substantial additional funding to complete development of and potentially commercialize our other product candidates.

Our operations have historically been financed primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings and the HealthCare Royalty Partners III, L.P. (HCR) royalty monetization transactions. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our other product candidates as well as commercialization and pre-commercialization efforts.

As of March 31, 2022, our cash and cash equivalents were approximately $216.7 million.

During the first quarter of 2018, following the Japanese MHLW’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our royalty interest acquisition agreement (RIAA). Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of March 31, 2022, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $5.0 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. To the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma, we are obligated to pay those amounts as royalty interest payments to HCR under the RIAA.

In addition, in February 2020, we completed an underwritten public offering of 2,190,750 shares of our common stock under our universal shelf registration statement for net proceeds of approximately $43.0 million.

On May 7, 2020, we filed a new universal shelf registration statement on Form S-3, or the 2020 Form S-3, with the SEC, which was declared effective on May 18, 2020, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. On May 7, 2020, we also entered into a sales agreement with Cowen and Company, LLC, or Cowen, with respect to an at-the-market offering program providing for us to offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. This agreement terminated on September 9, 2020.

On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of March 31, 2022, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On June 8, 2020, we entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches, (the Term Loans). The tranches consist of (i) a term loan advance to us in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we had the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, which we did not exercise, and (iii) subject to the Lender’s investment committee’s sole discretion, we had the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million, which we did not exercise. As of March 31, 2022, we borrowed an aggregate principal amount of $10.0 million and there were no term loans available to us for advance under the Loan and Security Agreement.

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

On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 is no longer available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of our Annual Report on Form 10-K on March 1, 2022. On February 25, 2021, we also entered into a new sales agreement with Cowen, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under the 2021 Sales Agreement.

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

Cash Flows

Three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,409)	(34,716)
Investing activities	(235)	—
Financing activities	4,380	404
Total	$(31,264)	$(34,312)
Effect of exchange rate changes on cash and cash equivalents	(188)	121
Net decrease in cash and cash equivalents	(31,452)	(34,191)

Operating activities

Cash used in operating activities of $35.4 million during the three months ended March 31, 2022 was primarily a result of our $42.4 million net loss from operations and a net decrease in assets and liabilities of $6.6 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2022 was primarily driven by decreases in accrued expenses, inventory and other current and long-term liabilities, offset by increases in prepaid expenses and other current assets and accounts receivable, net. This decrease was offset by non-cash items, including $7.2 million of foreign currency adjustments, $3.5 million of share-based compensation expense and $2.7 million of accretion of liability related to sale of future royalties. Cash used in operating activities of $34.7 million during the three months ended March 31, 2021 was primarily a result of our $43.7 million net loss from operations and a net decrease in assets and liabilities of $3.8 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2021 was primarily driven by decreases in accrued expenses, other current and long-term liabilities, prepaid expenses and other current assets, offset by increases in accounts payable. This decrease was offset by non-cash items, including $6.5 million of foreign currency adjustments, $3.1 million of stock-based compensation expense, and $3.1 million of accretion of liability related to sale of future royalties.

Investing activities

Cash used in investing activities of $0.2 million during the three months ended March 31, 2022 was primarily related to purchases of property and equipment. There were no investing activities during the three months ended March 31, 2021.

Financing activities

Cash provided by financing activities of $4.4 million during the three months ended March 31, 2022 was primarily related to proceeds from the exercise of options. Cash provided by financing activities of $0.4 million during the three months ended March 31, 2021 was primarily related to proceeds from the exercise of options.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As a result, cash and cash equivalents are anticipated to be sufficient to fully fund the launches of Bylvay and the next stages of the early asset portfolio into 2024 based on current revenue and expense projections. Bylvay 2022 sales are expected to be a minimum of $30.0 million..

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of March 31, 2022, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3, including up to $100.0 million of our common stock pursuant to the sales agreement with respect to an at-the-market offering program. As of March 31, 2022, there remained $99.7 million of our common stock available for sale pursuant to the sales agreement. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 is no longer be available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of our Annual Report on Form 10-K on March 1, 2022. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under our at-the-market offering program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls designed to address risks related to product revenue recognition and inventory.

We are engaged in the process of design and implementation of internal control over financial reporting in a manner commensurate with the scale of our commercial operations, including the review of inventory held by third party providers.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: May 16, 2022	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer
(principal executive officer)

Dated: May 16, 2022	By:	/s/ Simon N.R. Harford
Simon N.R. Harford
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)