Form 10-Q
period 2022-06-30
ALBIREO PHARMA, INC.
filed 2022-08-15
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 19,612,509 shares of Common Stock, $0.01 par value per share, outstanding.

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

marketing approval for Bylvay to treat patients with progressive familial intrahepatic cholestasis, or PFIC, biliary atresia, ALGS or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;
●	whether favorable findings from clinical trials of Bylvay to date, including findings in our completed Phase 3 clinical trial in PFIC and findings in indications other than PFIC, will be predictive of results from future clinical trials, including our pivotal trial of Bylvay in biliary atresia and pivotal trial of Bylvay in ALGS;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for completion of, or for availability of data from, our pivotal trial of Bylvay in biliary atresia and our pivotal trial of Bylvay in ALGS, and the outcomes of such trials;
●	delays or other challenges in the recruitment of patients for the pivotal trial of Bylvay in biliary atresia;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a treatment for PFIC and potentially other orphan pediatric cholestatic liver diseases;
●	the conduct and results of clinical trials and nonclinical studies and assessments of Bylvay, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from Bylvay, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	whether we are able to effectively commercialize Bylvay in patients with PFIC;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan, and through its sublicensee in Thailand, and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, revenues, uses of cash and capital requirements;
●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;

●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,971	$248,107
Accounts receivable, net	1,849	3,272
Inventory	2,096	194
Prepaid expenses	8,170	5,261
Other current assets	2,666	12,096
Total current assets	195,752	268,930
Property and equipment, net	1,388	668
Goodwill	17,260	17,260
Other assets	14,614	15,193
Total assets	$229,014	$302,051
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,394	$6,516
Accrued expenses	23,034	35,951
Current portion of note payable, net of discount	10,158	—
Other current liabilities	5,005	2,880
Total current liabilities	43,591	45,347
Liability related to sale of future royalties	61,493	60,132
Note payable, net of discount	—	10,004
Other long-term liabilities	10,253	10,960
Total liabilities	115,337	126,443
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 shares authorized at June 30, 2022 and December 31, 2021; 19,610,205 and 19,602,445 shares issued and outstanding at June 30, 2022, respectively, and 19,304,312 and 19,296,552 shares issued and outstanding at December 31, 2021, respectively	196	193
Additional paid-in capital	488,692	475,390
Accumulated other comprehensive income	8,252	1,105
Accumulated deficit	(383,233)	(300,850)
Treasury stock at cost, 7,760 shares at June 30, 2022 and December 31 2021, respectively	(230)	(230)
Total stockholders’ equity	113,677	175,608
Total liabilities and stockholders’ equity	$229,014	$302,051

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$5,891	$—	$10,547	$—
Royalty revenue	2,315	2,428	4,491	4,394
Total revenue	8,206	2,428	15,038	4,394
Cost and operating expenses:
Cost of product revenue	776	—	1,010	—
Research and development	22,888	20,894	44,791	40,837
Selling, general and administrative	21,600	16,940	38,455	32,213
Other operating expense (income), net	145	(2,374)	7,543	4,154
Total cost and operating expenses	45,409	35,460	91,799	77,204
Operating loss	(37,203)	(33,032)	(76,761)	(72,810)
Other loss:
Interest expense, net	(2,746)	(3,389)	(5,622)	(7,344)
Net loss	$(39,949)	$(36,421)	$(82,383)	$(80,154)
Net loss per share attributable to holders of common stock:
Net loss per common share - basic and diluted	$(2.04)	$(1.90)	$(4.23)	$(4.18)
Weighted-average common shares used to compute basic and diluted net loss per common share	19,585,164	19,200,747	19,482,943	19,196,798

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(39,949)	$(36,421)	$(82,383)	$(80,154)
Other comprehensive income (loss):
Foreign currency translation adjustment	23	(2,721)	7,147	4,233
Total other comprehensive income (loss)	23	(2,721)	7,147	4,233
Total comprehensive loss	$(39,926)	$(39,142)	$(75,236)	$(75,921)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance--December 31, 2021	19,304,312	$193	$475,390	$1,105	$(300,850)	(7,760)	$(230)	$175,608
Stock-based compensation expense	—	—	3,508	—	—	—	—	3,508
Exercise of options and vesting of RSUs	223,683	2	4,378	—	—	—	—	4,380
Other comprehensive income	—	—	—	7,124	—	—	—	7,124
Net loss	—	—	—	—	(42,434)	—	—	(42,434)
Balance--March 31, 2022	19,527,995	$195	$483,276	$8,229	$(343,284)	(7,760)	$(230)	$148,186
Stock-based compensation expense	—	—	3,616	—	—	—	—	3,616
Exercise of options and vesting of RSUs	82,565	1	1,800	—	—	—	—	1,801
Other comprehensive income	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	(39,949)	—	—	(39,949)
Balance--June 30, 2022	19,610,560	$196	$488,692	$8,252	$(383,233)	(7,760)	$(230)	$113,677

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	—	$—	$181,231
Stock-based compensation expense	—	—	3,062	—	—	—	—	3,062
Exercise of options and vesting of RSUs	85,765	1	403	—	—	—	—	404
Other comprehensive income	—	—	—	6,954	—	—	—	6,954
Net loss	—	—	—	—	(43,733)	—	—	(43,733)
Balance--March 31, 2021	19,192,805	$192	$459,937	$(1,658)	$(310,553)	—	$—	$147,918
Stock-based compensation expense	—	—	3,504	—	—	—	—	3,504
Exercise of options and vesting of RSUs	47,490	—	1,224	—	—	—	—	1,224
Other comprehensive loss	—	—	—	(2,721)	—	—	—	(2,721)
Net loss	—	—	—	—	(36,421)	—	—	(36,421)
Balance--June 30, 2021	19,240,295	$192	$464,665	$(4,379)	$(346,974)	—	$—	$113,504

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,383)	$(80,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of liability related to sale of future royalties	5,474	6,248
Accretion of debt discount and amortization of issuance costs	154	235
Depreciation and amortization	198	75
Share based compensation expense	7,124	6,566
Foreign currency adjustments	7,100	4,127
Changes in operating assets and liabilities:
Accounts receivable, net	1,276	—
Inventory	(1,908)	—
Prepaid expenses and other current assets	6,294	1,596
Other assets	474	159
Accounts payable	(1,026)	478
Accrued expenses	(12,074)	(1,103)
Other current and long-term liabilities	(2,504)	(4,412)
Net cash used in operating activities	(71,801)	(66,185)
Cash flows from investing activities:
Purchase of property and equipment	(920)	(279)
Net cash used in investing activities	(920)	(279)
Cash flows from financing activities:
Proceeds from exercise of options	6,181	1,627
Net cash provided by financing activities	6,181	1,627
Effect of exchange rate changes on cash and cash equivalents	(596)	(149)
Net decrease in cash and cash equivalents	(67,136)	(64,986)
Cash and cash equivalents—beginning of period	248,107	251,272
Cash and cash equivalents—end of period	$180,971	$186,286
Supplemental disclosures of cash and non-cash activities
Fixed assets included in accrued expenses	$—	$186

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay (odevixibat) approved in the United States and Europe, elobixibat, approved in Japan and Thailand for the treatment of chronic constipation, A3907, our Phase 1 lead candidate for the treatment of adult liver diseases, A2342, our lead preclinical candidate for the treatment of adult viral and liver diseases, and multiple other preclinical candidates. Bylvay was approved by the U.S. Food and Drug Administration (FDA) on July 20, 2021 for the treatment of pruritus in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older. Bylvay is also in Phase 3 development for the treatment of biliary atresia and Alagille syndrome (ALGS), each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, to commercialize Bylvay in PFIC, to prepare for the commercialization of Bylvay in other indications, if approved, and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, the sale of future royalties, upfront and milestone payments for regional agreements, proceeds from the issuance of debt, and the sale of a Priority Review Voucher (PRV). As of June 30, 2022, the Company has raised an aggregate of $356.9 million through the issuance of common stock, net of issuance costs, $59.3 million from the sale of its future royalties, $9.5 million through the Loan and Security Agreement (see Note 7), net of issuance costs, and net proceeds of $103.4 million, after deducting commission costs, from the sale of the PRV.

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

As of June 30, 2022, the Company had cash and cash equivalents of $181.0 million. Management believes that its cash and cash equivalents at June 30, 2022 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

Transactions and balances

Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within other operating expense (income), net except for changes in the liability related to the sale of future royalties which are recorded in interest expense, net in the Condensed Consolidated Statements of Operations.

The results and financial position of the Company’s subsidiaries’ that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of June 30, 2022 and December 31, 2021;
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

Product Revenue, net

The Company recognizes revenue on sales of Bylvay when a customer obtains control of the product, which occurs at a point in time and upon delivery. The Company sells Bylvay to a limited number of specialty pharmacies and a specialty distributor in the United States which dispense the product directly to patients. The specialty pharmacies and specialty distributor are referred to as the Company’s customers. The Company also sells Bylvay to its customers in the European Union, which includes a limited number of pharmacies.

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. We currently estimate product returns using available industry data as well as the Company’s visibility into the inventory remaining in the distribution channel.

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at the Company’s estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns. Product revenue, net was $3.5 million in the United States and $2.4 million in Europe for the three months ended June 30, 2022. Product revenue, net was $6.3 million in the United States and $4.2 million in Europe for the six months ended June 30, 2022. There was no product revenue for the three or six months ended June 30, 2021.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts, including chargebacks related to Section 340B of the Public Health Service Act, and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $1.1 million and $0.7 million in such estimates as of June 30, 2022 and December 31, 2021, respectively, in accounts receivable, net and other current liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Bylvay available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Bylvay pricing approved in other relevant European jurisdictions. The Company recorded $0.5 million and $0.2 million in such estimates as of June 30, 2022 and December 31, 2021, respectively, in other current liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Bylvay’s purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company funds this incentive program through upfront payments. There were no upfront payments made during the quarter ended June 30, 2022. The Company recorded less than $0.1 million in such estimates as of June 30, 2022 and December 31, 2021 in prepaid expenses on the consolidated balance sheets.

Trade Allowances

The Company provides invoice discounts on Bylvay sales to its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The Company also pays fees to its distributors for their services as well as data that they provide to the Company. Prompt payment allowances are recorded in accounts receivable, net on the consolidated balance sheets. There were no prompt payment allowances as of June 30, 2022. Prompt payment allowances were less than $0.1 million at December 31, 2021. The other distributor fees are recorded as other current liabilities on the consolidated balance sheets and was $0.1 million as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.5 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

The following table shows the activity within the liability account for the six-month period ended June 30, 2022:

June 30, 2022
(in thousands)
Liability related to sale of future royalties—beginning balance	$71,667
Accretion of interest expense on liability related to royalty monetization	5,474
Repayment of the liability	(13,353)
Liability related to sale of future royalties—ending balance	$63,788
Less current portion classified within accrued expenses	(2,295)
Long-term liability related to sale of future royalties	$61,493

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At June 30, 2022, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.0%.

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

Trade Receivables, net

Accounts receivable, net related to product sales, which are recorded in accounts receivable, net on the consolidated balance sheets, were approximately $1.8 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for U.S. customers are typically 31 - 36 days from receipt of invoice and for European customers are typically 45 days from receipt of invoice.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$176,504	$—	$—
Total	$176,504	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$243,180	$—	$—
Total	$243,180	$—	$—

The Company’s financial instruments consist mainly of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, and note payable. The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. At June 30, 2022, the carrying value of the Loan and Security Agreement (see Note 7) approximates the fair value of the note payable, considering that it bears interest that is similar to prevailing market rates.

3. Commitments and contingencies

Agreements with CROs and CMOs

As of June 30, 2022, the Company had various agreements with CROs and CMOs for the conduct of specified research and development activities and based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $10.2 million upon the completion of contracted work.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and Diluted net loss per share:
Numerator
Net loss	$(39,949)	$(36,421)	$(82,383)	$(80,154)
Denominator
Weighted average number of shares outstanding	19,585,164	19,200,747	19,482,943	19,196,798
Basic and Diluted net loss per share	$(2.04)	$(1.90)	$(4.23)	$(4.18)

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock, RSUs and warrants	3,536,437	3,178,079	3,536,437	3,178,079

5. Income taxes

The Company did not record a tax provision or benefit for the six months ended June 30, 2022 or 2021. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$955	$—
Work-in-process	536	—
Finished goods	605	194
Total inventory	$2,096	$194

There were no write downs for excess and obsolete inventory during the three and six months ended June 30, 2022 based on the finished goods inventory shelf life of 24 months, and an analysis over the future demand for Bylvay relative to the remaining shelf life of inventory as of June 30, 2022.

7. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement (the “Loan and Security Agreement”), as lenders, (collectively, referred to as the Lender), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules), which provided for term loans up to an aggregate principal amount of $80.0 million (the Term Loans) to the Company. The Loan Agreement provided for (i) an initial term loan advance of $10.0 million, which closed on June 8, 2020, (ii) subject to the achievement of certain initial performance milestones (Performance Milestone I), the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, which Company did not exercise, and (iii) subject to the Lender’s investment committee’s sole discretion, the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million, which the Company did not exercise. As of June 30, 2022, the Company borrowed an aggregate principal amount of $10.0 million and there were no additional term loans available to the Company for advance under the Loan and Security Agreement. The Company is required to pay an end of term fee (the End of Term Charge) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

The Term Loans mature on January 1, 2024, which was extended to July 1, 2024 upon achievement of Performance Milestone I (the Maturity Date).

The Term Loan bears interest at an annual rate equal to the greater of 10.65% and 10.65% plus the prime rate of interest minus 4.75%. Borrowings under the Loan and Security Agreement are repayable in monthly interest-only payments through January 1, 2022, which was extended to (i) July 1, 2022 upon the Company’s achievement of Performance Milestone I and (ii) July 1, 2023 upon the Company’s achievement of certain additional performance milestones. After the interest-only payment period, borrowings under the Loan and Security Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2.0% of the principal amount outstanding if the prepayment occurs after the first nine months following the Closing Date, but on or prior to 24 months following the Closing Date, and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

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

The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan and Security Agreement as of June 30, 2022 is approximately 14.6%.

As of June 30, 2022 the carrying value of the note payable consists of the following:

June 30, 2022
(in thousands)
Note payable, including End of Term Charge	10,695
Debt discount, net of accretion	(537)
Current portion of note payable, net of discount	$10,158

During the three months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense related to the Loan and Security Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized $0.6 million and $0.7 million, respectively, of interest expense related to the Loan and Security Agreement.

Estimated future principal payments due under the Loan and Security Agreement, including the contractual End of Term Charge, are as follows as of June 30, 2022:

Note Principal Payments
(in thousands)
Remainder of 2022	$10,695

As of June 30, 2022, based on Level 3 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximated fair value.

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

In February 2021, the Company entered into a new sales agreement (the “2021 Sales Agreement”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, the Company sold 7,508 shares of common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Because the Company was no longer a well-known seasoned issuer following the filing of the Annual Report on Form 10-K for the year ended December 31, 2021, the 2021 Form S-3 is no longer available for the Company to offer and sell securities pursuant to the 2021 Form S-3. Since the 2021 Form S-3 is no longer available, unless and until the Company registers the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, the Company will not be able to make any further sales of securities under the 2021 Sales Agreement.

9. Stock-based Compensation

For the six months ended June 30, 2022, the Company granted 295,200 options at a weighted average exercise price per share of $25.95. For the six months ended June 30, 2022, the Company granted 561,400 RSUs.

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Employee awards:
Cost of product revenue	$90	$—	$177	$—
Research and development expense	1,254	1,377	2,975	2,513
Selling, general and administrative expense	2,272	2,127	3,972	4,053
Total stock-based compensation expense	$3,616	$3,504	$7,124	$6,566

10. Subsequent Events

Termination of the Loan and Security Agreement with Hercules

On July 27, 2022, the Loan and Security Agreement was terminated upon the receipt by Hercules of a payoff amount of $10.9 million from the Company; provided that the Company continues to be bound by certain indemnification obligations under the Loan and Security Agreement. The payoff amount paid by the Company in connection with the termination of the Loan and Security Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $0.7 million as an End of Term Charge and (b) $0.1 million as a Prepayment Charge.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver or gastrointestinal diseases and disorders. Our product Bylvay has been approved in the United States for the treatment of pruritus in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized in Europe for the treatment of PFIC in patients ages 6 months or older. In October 2021, the U.S. Food and Drug Administration, or FDA, granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritus in patients ages 3 months or older with PFIC. In July 2021, the European Medicines Agency, or EMA, granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In September 2021, Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, for the treatment of PFIC in patients 6 months or older. Bylvay is available by prescription to patients in the U.S. and became available by prescription to patients in Germany in September 2021 and in the United Kingdom in the second quarter of 2022. PFIC is a rare, life-threatening genetic disorder affecting young children and Bylvay is the first approved drug treatment in the disease.

We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020. At the end of 2021, we had enrolled over 50% of the targeted patients in the trial. We expect topline results from the BOLD trial in 2024. We also initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. In March 2022, we announced the completion of enrollment in the ASSERT trial and we expect topline results from the trial in the fall of 2022.

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

Bylvay — Our Lead Product for PFIC.

Bylvay (odevixibat) was approved by the FDA on July 20, 2021 for the treatment of pruritus in patients ages 3 months or older with PFIC, and authorized by the EMA on July 16, 2021 for the treatment of patients 6 months or older with PFIC. Bylvay was also granted marketing authorization by the MHRA on September 7, 2021 for the treatment of patients 6 months or older with PFIC. We also received a rare pediatric disease priority review voucher (PRV) from the FDA in connection with the U.S. approval of Bylvay. In September 2021, we sold the PRV for $105.0 million. Bylvay is available for reimbursement by prescription to patients in the U.S., Germany and the United Kingdom. In July 2021, the EMA granted the Company orphan drug exclusivity for Bylvay for the treatment of patients 6 months or older with PFIC. In October 2021, the FDA granted the Company orphan drug exclusivity for Bylvay for the treatment of pruritus in PFIC patients ages 3 months or older.

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. Apart from rights we granted to third parties in the below agreements, we hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We entered into a co-promotion agreement with Travere Therapeutics, Inc. to promote Bylvay in the United States. The initial term of the co-promotion was two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. In June 2022, the parties mutually agreed to terminate the agreement upon the one year anniversary of the launch, with such termination effective July 20, 2022. We are continuing to commercialize Bylvay ourselves in the United States. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including Medison Pharma Canada Inc. for Canada, Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of patients with PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

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

In addition, we initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. The trial is fully enrolled with 52 patients aged 0 to 17 years of age with a genetically confirmed diagnosis of ALGS across 35 sites in North America, Europe, Middle East and Asia Pacific. We expect topline data to be available in the fall of 2022. ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 50,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 12,000 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS.

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

Since inception, we have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of $383.2 million. We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, commercialize Bylvay, prepare for and begin the commercialization of any other approved products in the future, and add infrastructure and personnel to support our product development and commercialization efforts and operations as a public company in the United States.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of June 30, 2022, we had approximately $181.0 million in cash and cash equivalents.

Recent Developments

Termination of the Loan and Security Agreement with Hercules

As previously disclosed, on July 27, 2022, the Loan and Security Agreement was terminated upon the receipt by Hercules of a payoff amount of $10.9 million from us; provided that we continue to be bound by certain indemnification obligations under the Loan and Security Agreement. The payoff amount paid by us in connection with the termination of the Loan and Security Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $0.7 million as an End of Term Charge and (b) $0.1 million as a Prepayment Charge.

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

For the three and six months ended June 30, 2022, we recognized net sales of Bylvay totaling approximately $5.9 million and $10.5 million, respectively. No revenue was recognized for the three and six months ended June 30, 2021.

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

For the three months ended June 30, 2022 and 2021, we recognized revenue of $2.3 million and $2.4 million, respectively, related to our agreement with EA Pharma. For the six months ended June 30, 2022 and 2021, we recognized revenue of $4.5 million and $4.4 million, respectively, related to our agreement with EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

In October 2021, Albireo entered into an agreement with Jadeite Medicines Inc. to license, develop and commercialize Bylvay within Japan. For the three and six months ended June 30, 2022, no revenue was recognized under the agreement. Currently, Jadeite is commencing bridging and other clinical studies to pursue New Drug Application (NDA) filings and obtain approval in Japan for PFIC, ALGS, and biliary atresia indications. Future royalty revenue recognized under our license agreement with Jadeite will not commence until after NDA approval in Japan. The next anticipated milestone payment will be received upon NDA filings in Japan for Bylvay and the timing of future milestone payments, if any, is uncertain.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue consists of manufacturing and quality headcount costs for sales of Bylvay. All manufacturing costs incurred prior to FDA approval totaled approximately $1.6 million and were not capitalized, and instead were expensed as research and development expenses from 2020 to July 2021. As a result, these costs were excluded from cost of product revenue for sales during the three and six months ended June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2022 and June 30, 2021

Result of Operations

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Revenue
Product revenue, net	$5,891	$—	$5,891
Royalty revenue	2,315	2,428	(113)
Total revenue	8,206	2,428	5,778
Cost and operating expenses:
Cost of product revenue	776	—	776
Research and development	22,888	20,894	1,994
Selling, general and administrative	21,600	16,940	4,660
Other operating expense (income), net	145	(2,374)	2,519
Total cost and operating expenses	45,409	35,460	9,949
Operating loss	(37,203)	(33,032)	(4,171)
Other loss
Interest expense, net	(2,746)	(3,389)	643
Net loss	$(39,949)	$(36,421)	$(3,528)

Revenue

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Product revenue, net	$5,891	$—	$5,891
Royalty revenue	2,315	2,428	(113)
Total revenue	$8,206	$2,428	$5,778

Product revenue, net was $5.9 million for the three months ended June 30, 2022 due to Bylvay product sales. Product revenue, net was $3.5 million in the United States and $2.4 million in international markets. There was no product revenue for the three months ended June 30, 2021.

Royalty revenue was $2.3 million for the three months ended June 30, 2022 compared with $2.4 million for the three months ended June 30, 2021, a decrease of $0.1 million. The decrease relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Cost of product revenue	$776	$—	$776

Cost of product revenue was $0.8 million for the three months ended June 30, 2022. Following Bylvay approval, certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold, were expensed prior to approval. Bylvay was not approved until July 2021, therefore there was no cost of product revenue for the three months ended June 30, 2021.

Research and development expenses

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Research and development expenses	$22,888	$20,894	$1,994

Research and development expenses were $22.9 million for the three months ended June 30, 2022 compared with $20.9 million for the three months ended June 30, 2021, an increase of $2.0 million. The increase in research and development expenses for the 2022 period was principally due to clinical program activities, personnel expenses and other costs as we continue to increase our headcount and program activities. The increase in program activities related to ongoing Phase 3 clinical trials for biliary atresia and Alagille syndrome and Bylvay – PFIC primarily related to medical affairs and clinical costs, and were partially offset by a decrease in preclinical expenses and expenses for A3907 due to the completion of the Phase 1 study.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$6,502	$5,491	$1,011
Bylvay - biliary atresia and ALGS	6,788	5,010	1,778
A3907	1,926	2,213	(287)
Preclinical	395	1,145	(750)
Total	$15,611	$13,859	$1,752
Other project costs(1):
Personnel costs	$6,385	$6,267	$118
Other costs(2)	892	768	124
Total	$7,277	$7,035	$242
Total research and development costs	$22,888	$20,894	$1,994
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Selling, general and administrative	$21,600	$16,940	$4,660

Selling, general and administrative expenses were $21.6 million for the three months ended June 30, 2022 compared with $16.9 million for the three months ended June 30, 2021, an increase of $4.7 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense (income), net

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Other operating expense (income), net	$145	$(2,374)	$2,519

Other operating expense (income), net totaled $0.1 million of expense for the three months ended June 30, 2022 compared with $2.4 million of income for the three months ended June 30, 2021. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Three Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Interest expense, net	$(2,746)	$(3,389)	$643

Interest expense, net totaled $2.7 million for the three months ended June 30, 2022 compared with $3.4 million for the three months ended June 30, 2021. The difference was principally attributable to lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, partially offset by interest income associated with our interest bearing cash accounts.

Six Months Ended June 30, 2022 and June 30, 2021

Result of Operations

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Revenue
Product revenue, net	$10,547	$—	$10,547
Royalty revenue	4,491	4,394	97
Total revenue	15,038	4,394	10,644
Cost and operating expenses:
Cost of product revenue	1,010	—	1,010
Research and development	44,791	40,837	3,954
Selling, general and administrative	38,455	32,213	6,242
Other operating expense, net	7,543	4,154	3,389
Total cost and operating expenses	91,799	77,204	14,595
Operating loss	(76,761)	(72,810)	(3,951)
Other loss
Interest expense, net	(5,622)	(7,344)	1,722
Net loss	$(82,383)	$(80,154)	$(2,229)

Revenue

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)

Product revenue, net	$10,547	$—	$10,547
Royalty revenue	4,491	4,394	97
Total revenue	$15,038	$4,394	$10,644

Product revenue, net was $10.5 million for the six months ended June 30, 2022 due to Bylvay product sales. Product revenue, net was $6.3 million in the United States and $4.2 million in international markets. There was no product revenue for the six months ended June 30, 2021.

Royalty revenue was $4.5 million for the six months ended June 30, 2022 compared with $4.4 million for the six months ended June 30, 2021, an increase of $0.1 million. The increase relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Research and development expenses

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Research and development expenses	$44,791	$40,837	$3,954

Research and development expenses were $44.8 million for the six months ended June 30, 2022 compared with $40.8 million for the six months ended June 30, 2021, an increase of $4.0 million. The increase in research and development expenses for the 2022 period was principally due to clinical and preclinical program activities, personnel expenses and other costs as we continue to increase our headcount and program activities. The increase in program activities related to ongoing Phase 3 clinical trials for biliary atresia and Alagille syndrome, ongoing preclinical trials, and A3907 and were partially offset by a decrease in Bylvay PFIC expenses related to the completion of the PEDFIC 1 study.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$10,846	$11,484	$(638)
Bylvay - biliary atresia and ALGS	12,379	10,754	1,625
A3907	3,928	3,818	110
Preclinical	3,254	1,958	1,296
Total	$30,407	$28,014	$2,393
Other project costs(1):
Personnel costs	$12,819	$11,927	$892
Other costs(2)	1,565	896	669
Total	$14,384	$12,823	$1,561
Total research and development costs	$44,791	$40,837	$3,954
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Selling, general and administrative	$38,455	$32,213	$6,242

Selling, general and administrative expenses were $38.4 million for the six months ended June 30, 2022 compared with $32.2 million for the six months ended June 30, 2021, an increase of $6.2 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense, net

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Other operating expense, net	$7,543	$4,154	$3,389

Other operating expense, net totaled $7.5 million for the six months ended June 30, 2022 compared with expense of $4.2 million for the six months ended June 30, 2021. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Interest expense, net

	Six Months Ended June 30,		Change
	2022	2021	$

	(in thousands)
Interest expense, net	$(5,622)	$(7,344)	$1,722

Interest expense, net totaled $5.6 million for the six months ended June 30, 2022 compared with $7.3 million for the six months ended June 30, 2021. The difference was principally attributable to lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan and interest income associated with our interest bearing cash accounts.

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

As of June 30, 2022, our cash and cash equivalents were approximately $181.0 million.

During the first quarter of 2018, following the Japanese Ministry of Health, Labour and Welfare’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our royalty interest acquisition agreement (RIAA). Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of June 30, 2022, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $5.0 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. To the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma, we are obligated to pay those amounts as royalty interest payments to HCR under the RIAA.

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

On September 14, 2020, we completed an underwritten public offering of 4,000,000 shares of our common stock under this registration statement. We received net proceeds from this offering of approximately $150.4 million, after deducting underwriting discounts and commissions, but before deducting offering expenses. As of June 30, 2022, $40.0 million of securities remain available for issuance under the 2020 Form S-3.

On June 8, 2020, we entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement, as lenders, or collectively referred to as the Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules). The Loan and Security Agreement provided for term loans in an aggregate principal amount of up to $80.0 million to be delivered in multiple tranches (the Term Loans). The tranches consisted of (i) a term loan advance to us in an aggregate principal amount of up to $15.0 million, of which (A) we agreed to borrow an aggregate principal amount of $10.0 million on the date on which all conditions to the funding of the Term Loans by the Lender were met (the Closing Date), but we did not request that the Lender make an additional term loan advance to us in an aggregate principal amount of $5.0 million prior to December 15, 2020 as permitted under the agreement, (ii) subject to the achievement of certain initial performance milestones, or Performance Milestone I, we had the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, which we did not exercise, and (iii) subject to the Lender’s investment committee’s sole discretion, we had the right to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million, which we did not exercise. As of June 30, 2022, we borrowed an aggregate principal amount of $10.0 million and there were no term loans available to us for advance under the Loan and Security Agreement. On July 27, 2022, the Loan and Security Agreement was terminated upon the receipt by Hercules of a payoff amount of $10.9 million from the Company; provided that we continue to be bound by certain indemnification obligations under the Hercules Loan Agreement.

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

On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 is no longer available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 1, 2022. On February 25, 2021, we also entered into a new sales agreement with Cowen, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under the 2021 Sales Agreement.

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

Cash Flows

Six months ended June 30, 2022 and June 30, 2021

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,801)	(66,185)
Investing activities	(920)	(279)
Financing activities	6,181	1,627
Total	$(66,540)	$(64,837)
Effect of exchange rate changes on cash and cash equivalents	(596)	(149)
Net decrease in cash and cash equivalents	(67,136)	(64,986)

Operating activities

Cash used in operating activities of $71.8 million during the six months ended June 30, 2022 was primarily a result of our $82.4 million net loss from operations and a net decrease in assets and liabilities of $9.5 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2022 was primarily driven by decreases in accrued expenses, inventory, accounts payable and other current and long-term liabilities, offset by increases in prepaid expenses and other current assets and accounts receivable, net and other assets. This decrease was offset by non-cash items, including $7.1 million of foreign currency adjustments, $7.1 million of share-based compensation expense and $5.5 million of accretion of liability related to sale of future royalties. Cash used in operating activities of $66.2 million during the six months ended June 30, 2021 was primarily a result of our $80.2 million net loss from operations and a net decrease in assets and liabilities of $3.3 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2021 was primarily driven by increases in accrued expenses, prepaid expenses and other current assets, and accounts payable, offset by decreases in other current and long-term liabilities and other assets. This decrease was offset by non-cash items, including $6.6 million of stock-based compensation expense, $6.2 million of accretion of liability related to sale of future royalties, and $4.1 million of foreign currency adjustments.

Investing activities

Cash used in investing activities of $0.9 million during the six months ended June 30, 2022 was primarily related to purchases of property and equipment. Cash used in investing activities of $0.3 million during the six months ended June 30, 2021 was primarily related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $6.2 million during the six months ended June 30, 2022 was primarily related to proceeds from the exercise of options. Cash provided by financing activities of $1.6 million during the six months ended June 30, 2021 was primarily related to proceeds from the exercise of options.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As a result, cash and cash equivalents are anticipated to be sufficient to fully fund the launches of Bylvay and the next stages of the early asset portfolio into 2024 based on current revenue and expense projections. Bylvay 2022 sales are now expected to be $24.0 million.

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

We have an effective universal shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. As of June 30, 2022, $40.0 million of securities remain available for issuance under the shelf registration statement, which we refer to as the 2020 Form S-3. On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3, including up to $100.0 million of our common stock pursuant to the sales agreement with respect to an at-the-market offering program. As of June 30, 2022, there remained $99.7 million of our common stock available for sale pursuant to the sales agreement. Because we are no longer a well-known seasoned issuer, the 2021 Form S-3 is no longer available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 1, 2022. Since the 2021 Form S-3 is no longer available, unless and until we register the offer and sale of securities pursuant to the 2021 Sales Agreement in the future, we will not be able to make any further sales of securities under our at-the-market offering program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls designed to address risks related to product revenue recognition and inventory.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*	Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.1)	8/10/2022	001-33451

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: August 15, 2022	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer
(principal executive officer)

Dated: August 15, 2022	By:	/s/ Simon N.R. Harford
Simon N.R. Harford
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)