Form 10-Q
period 2022-09-30
ALBIREO PHARMA, INC.
filed 2022-11-08
CIK 1322505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 20,701,283 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operating or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our commercialization plans and expectations for commercializing Bylvay™ (odevixibat) globally;
●	the progress, number, scope, cost, duration or results of our development activities, nonclinical studies and clinical trials of Bylvay, elobixibat, A3907, A2342 or any of our other product candidates or programs, such as the target indication(s) for development or approval, the size, design, population, conduct, cost, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial (including BOLD, our pivotal clinical trial of Bylvay in patients with biliary atresia, for submission, review or approval of any regulatory filing, or for meeting with regulatory authorities;
●	the potential benefits that may be derived from any of our product candidates;
●	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
●	any payment that EA Pharma Co., Ltd., or EA Pharma, may make to us or any other action or decision that EA Pharma may make concerning elobixibat or our business relationship;
●	any royalty payments we may make to Sagard Healthcare Partners (Delaware) LP (“Sagard”) for revenues generated from Bylvay (odevixibat);
●	the potential impacts of the COVID-19 pandemic, inflation and rising interest rates on our business operations or financial condition;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to effectively commercialize Bylvay for its approved indications;

●	the design, size, duration and endpoints for, and results from BOLD, our pivotal trial of Bylvay in biliary atresia or any other trials that will be required to obtain marketing approval for Bylvay to treat patients with progressive familial intrahepatic cholestasis, or PFIC, biliary atresia, Alagille syndrome, or ALGS, or any other pediatric cholestatic liver disease or for A3907 and A2342 as potential treatments for adult liver and viral diseases;
●	whether favorable findings from clinical trials of Bylvay to date, including findings in our completed Phase 3 clinical trial in PFIC, findings in our completed pivotal trial in ALGS and findings in indications other than PFIC and ALGS, will be predictive of results from future clinical trials, including our pivotal trial of Bylvay in biliary atresia;
●	the outcome and interpretation by regulatory authorities of an ongoing third-party study pooling and analyzing long-term PFIC patient data;
●	the timing for completion of, or for availability of data from, our pivotal trial of Bylvay in biliary atresia, and the outcome of the trial;
●	delays or other challenges in the recruitment of patients for the pivotal trial of Bylvay in biliary atresia;
●	the COVID-19 pandemic, which may negatively impact the conduct of, and the timing of initiation, enrollment, completion and reporting with respect to, our clinical trials; negatively impact the supply of drug product for our clinical and preclinical programs; and/or result in other adverse impacts on our business;
●	the competitive environment and commercial opportunity for a treatment for PFIC, ALGS or other pediatric cholestatic liver diseases, if approved in the future;
●	the conduct and results of clinical trials and nonclinical studies and assessments of Bylvay, A3907, A2342 or any of our other product candidates and programs, including the performance of third parties engaged to execute them and difficulties or delays in patient enrollment and data analysis;
●	the medical benefit that may be derived from Bylvay, A3907, A2342 or any of our other product candidates;
●	the extent to which our agreement with EA Pharma for elobixibat generates nondilutive income for us;
●	the timing and success of submission, acceptance and approval of regulatory filings and any related restrictions, limitations or warnings in the label of any approved product candidates;
●	whether we are able to effectively commercialize Bylvay in patients with PFIC and, if approved, in patients with ALGS or other pediatric cholestatic liver diseases;
●	our ability to fulfill our obligations under the Purchase Agreement with Sagard, including our ability to make royalty payments and our ability to buy out Sagard’s interest or at Sagard’s request, in certain circumstances, repurchase Sagard’s interest in the royalty interest payments;
●	the significant control or influence that EA Pharma has over the commercialization of elobixibat in Japan, and through its sublicensee in Thailand, and the development and commercialization of elobixibat in EA Pharma’s other licensed territories;
●	whether we elect to seek and, if so, our ability to establish a license or other partnering transaction with a third party for elobixibat in the United States or Europe;
●	the accuracy of our estimates regarding expenses, costs, revenues, uses of cash and capital requirements;

●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	the success of competing third-party products or product candidates;
●	our ability to successfully commercialize any approved product candidates, including their rate and degree of market acceptance;
●	our ability to expand and protect our intellectual property estate;
●	regulatory developments in the United States and other countries;
●	the effectiveness of our internal control over financial reporting;
●	the performance of our third-party suppliers, manufacturers and contract research organizations and our ability to obtain alternative sources of raw materials;
●	our ability to attract and retain key personnel;
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security; and
●	global economic uncertainty, rising inflation, rising interest rates, market disruptions and volatility in commodity prices.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Albireo Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,476	$248,107
Accounts receivable, net	2,029	3,272
Inventory	3,149	194
Prepaid expenses	8,516	5,261
Other current assets	2,666	12,096
Total current assets	238,836	268,930
Restricted cash	50,000	—
Property and equipment, net	1,303	668
Goodwill	17,260	17,260
Other assets	13,823	15,193
Total assets	$321,222	$302,051
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,950	$6,516
Accrued expenses	25,365	35,951
Other current liabilities	5,504	2,880
Total current liabilities	37,819	45,347
Liability related to sale of future royalties	62,053	60,132
Revenue interest liability, net	111,644	—
Note payable, net of discount	—	10,004
Other long-term liabilities	9,635	10,960
Total liabilities	221,151	126,443
Stockholders’ Equity:
Preferred stock, $0.01 par value per share — 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share — 60,000,000 shares authorized at September 30, 2022 and December 31, 2021; 20,700,458 and 20,692,698 shares issued and outstanding at September 30, 2022, respectively, and 19,304,312 and 19,296,552 shares issued and outstanding at December 31, 2021, respectively	207	193
Additional paid-in capital	512,915	475,390
Accumulated other comprehensive income	8,212	1,105
Accumulated deficit	(421,033)	(300,850)
Treasury stock at cost, 7,760 shares at September 30, 2022 and December 31 2021, respectively	(230)	(230)
Total stockholders’ equity	100,071	175,608
Total liabilities and stockholders’ equity	$321,222	$302,051

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$7,543	$1,060	$18,090	$1,060
Royalty revenue	2,289	2,604	6,780	6,998
Total revenue	9,832	3,664	24,870	8,058
Cost and operating expenses:
Cost of product revenue	612	431	1,622	431
Research and development	23,312	21,083	68,103	61,920
Selling, general and administrative	20,564	17,612	59,019	49,825
Other operating expense, net	1	3,719	7,544	7,873
Total cost and operating expenses	44,489	42,845	136,288	120,049
Operating loss	(34,657)	(39,181)	(111,418)	(111,991)
Other (loss) income:
Gain from sale of priority review voucher, net of transaction costs	—	103,387	—	103,387
Loss on extinguishment of note payable, net of discount	(613)	—	(613)	—
Interest expense, net	(2,530)	(3,331)	(8,152)	(10,675)
Net (loss) income before income taxes	(37,800)	60,875	(120,183)	(19,279)
Provision for income taxes	—	3,789	—	3,789
Net (loss) income	$(37,800)	$57,086	$(120,183)	$(23,068)
Net (loss) income per share attributable to holders of common stock:
Basic	$(1.92)	$2.96	$(6.15)	$(1.20)
Diluted	$(1.92)	$2.90	$(6.15)	$(1.20)
Weighted-average common shares outstanding:
Basic	19,655,350	19,258,905	19,541,044	19,197,536
Diluted	19,655,350	19,651,243	19,541,044	19,197,536

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(37,800)	$57,086	$(120,183)	$(23,068)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(40)	3,657	7,107	7,890
Total other comprehensive (loss) income	(40)	3,657	7,107	7,890
Total comprehensive (loss) income	$(37,840)	$60,743	$(113,076)	$(15,178)

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance--December 31, 2021	19,304,312	$193	$475,390	$1,105	$(300,850)	(7,760)	$(230)	$175,608
Stock-based compensation expense	—	—	3,508	—	—	—	—	3,508
Exercise of options and vesting of RSUs	223,683	2	4,378	—	—	—	—	4,380
Other comprehensive income	—	—	—	7,124	—	—	—	7,124
Net loss	—	—	—	—	(42,434)	—	—	(42,434)
Balance--March 31, 2022	19,527,995	$195	$483,276	$8,229	$(343,284)	(7,760)	$(230)	$148,186
Stock-based compensation expense	—	—	3,616	—	—	—	—	3,616
Exercise of options and vesting of RSUs	82,565	1	1,800	—	—	—	—	1,801
Other comprehensive income	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	(39,949)	—	—	(39,949)
Balance--June 30, 2022	19,610,560	$196	$488,692	$8,252	$(383,233)	(7,760)	$(230)	$113,677
Stock-based compensation expense	—	—	3,547	—	—	—	—	3,547
Exercise of options and vesting of RSUs	17,872	—	70	—	—	—	—	70
Issuance of common stock under the at-the-market sales agreement, net of costs	1,072,310	11	20,606	—	—	—	—	20,617
Other comprehensive loss	—	—	—	(40)	—	—	—	(40)
Net loss	—	—	—	—	(37,800)	—	—	(37,800)
Balance--September 30, 2022	20,700,742	$207	$512,915	$8,212	$(421,033)	(7,760)	$(230)	$100,071

				Accumulated
			Additional	Other		Treasury Stock		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	At Cost		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance--December 31, 2020	19,107,040	$191	$456,472	$(8,612)	$(266,820)	—	$—	$181,231
Stock-based compensation expense	—	—	3,062	—	—	—	—	3,062
Exercise of options and vesting of RSUs	85,765	1	403	—	—	—	—	404
Other comprehensive income	—	—	—	6,954	—	—	—	6,954
Net loss	—	—	—	—	(43,733)	—	—	(43,733)
Balance--March 31, 2021	19,192,805	$192	$459,937	$(1,658)	$(310,553)	—	$—	$147,918
Stock-based compensation expense	—	—	3,504	—	—	—	—	3,504
Exercise of options and vesting of RSUs	47,490	—	1,224	—	—	—	—	1,224
Other comprehensive loss	—	—	—	(2,721)	—	—	—	(2,721)
Net loss	—	—	—	—	(36,421)	—	—	(36,421)
Balance--June 30, 2021	19,240,295	$192	$464,665	$(4,379)	$(346,974)	—	$—	$113,504
Stock-based compensation expense	—	—	6,706	—	—	—	—	6,706
Exercise of options and vesting of RSUs	35,466	1	751	—	—	—	—	752
Issuance of common stock, net of costs	7,508		241	—	—	—	—	241
Other comprehensive income	—	—	—	3,657	—	—	—	3,657
Purchase of treasury stock, at cost	—	—	—	—	—	(7,760)	(230)	(230)
Net income	—	—	—	—	57,086	—	—	57,086
Balance--September 30, 2021	19,283,269	$193	$472,363	$(722)	$(289,888)	(7,760)	$(230)	$181,716

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(120,183)	$(23,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net of transaction costs	—	(103,387)
Accretion of liability related to sale of future royalties	8,250	9,428
Accretion of revenue interest liability, net	403	—
Accretion of debt discount and amortization of issuance costs	178	308
Depreciation and amortization	322	167
Extinguishment of note payable, net of discount	613	—
Share based compensation expense	10,671	13,272
Foreign currency adjustments	7,010	7,776
Changes in operating assets and liabilities:
Accounts receivable, net	1,018	(1,307)
Inventory	(3,103)	(196)
Prepaid expenses and other current assets	5,946	2,765
Other assets	93	293
Accounts payable	654	2,023
Accrued expenses	(9,832)	2,068
Other current and long-term liabilities	(3,471)	(3,810)
Net cash used in operating activities	(101,431)	(93,668)
Cash flows from investing activities:
Purchase of property and equipment	(960)	(465)
Proceeds from sale of priority review voucher, net of transaction costs	—	103,387
Net cash (used in) provided by investing activities	(960)	102,922
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,633	241
Proceeds from revenue interest liability, net of issuance costs	111,577	—
Payment of principal on borrowings	(10,795)	—
Proceeds from exercise of options	6,251	2,378
Payments related to repurchases of common stock	—	(230)
Net cash provided by financing activities	127,666	2,389
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(906)	(303)
Net increase in cash, cash equivalents and restricted cash	24,369	11,340
Cash, cash equivalents and restricted cash—beginning of period	248,107	251,272
Cash, cash equivalents and restricted cash—end of period	$272,476	$262,612
Supplemental disclosures of cash and non-cash activities
Unpaid transaction cost of revenue interest agreement	$250	$—
Unpaid royalty interest included in accrued expenses	$87	$—
Unpaid issuance costs related to common stock	$16	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Albireo Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of significant accounting policies and basis of presentation

Organization

Albireo Pharma, Inc. (the Company), is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel bile acid modulators to treat orphan pediatric liver diseases and other liver and gastrointestinal diseases and disorders. The Company’s product pipeline includes Bylvay (odevixibat) approved in the United States and Europe, elobixibat, approved in Japan and Thailand for the treatment of chronic constipation, A3907, our Phase 1 lead candidate for the treatment of adult liver diseases, A2342, our lead preclinical candidate for the treatment of adult viral and liver diseases, and multiple other preclinical candidates. Bylvay was approved by the U.S. Food and Drug Administration (FDA) on July 20, 2021 for the treatment of pruritus in patients with progressive familial intrahepatic cholestasis (PFIC) ages 3 months or older, and authorized by the European Medicines Agency on July 16, 2021 for the treatment of PFIC in patients 6 months or older. Bylvay was also granted marketing authorization by the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2021 for the treatment of PFIC in patients 6 months or older. In October 2022 the Company announced positive results from its Phase 3 trial of Bylvay for the treatment of patients with Alagille syndrome (ALGS), and Bylvay is also in Phase 3 development for the treatment of biliary atresia. ALGS and biliary atresia are each a rare, life-threatening disorder affecting young children.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its product candidates, to commercialize Bylvay in PFIC, to prepare for the commercialization of Bylvay in other indications, if approved, and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, the sale of future royalties, upfront and milestone payments for regional agreements, proceeds from the issuance of debt, and the sale of a Priority Review Voucher (PRV). As of September 30, 2022, the Company has raised an aggregate of $377.5 million through the issuance of common stock, net of issuance costs, $59.3 million from the sale of its future royalties, net of issuance costs, $111.3 million from the revenue interest liability, net of issuance costs, and net proceeds of $103.4 million, after deducting commission costs, from the sale of the PRV.

The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. In addition, the Company anticipates that its expenses will increase significantly in connection with ongoing activities to support the commercialization of Bylvay for PFIC, and if approved, for ALGS and the advancement of Bylvay in clinical trials and providing administrative support.

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

As of September 30, 2022, the Company had cash, cash equivalents and restricted cash of $272.5 million. Management believes that its unrestricted cash and cash equivalents at September 30, 2022 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full fiscal year, any other interim period or any future fiscal year. The Condensed Consolidated Financial Statements are prepared on a basis consistent with prior periods.

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

The results and financial position of the Company’s subsidiaries’ that have a functional currency different from the USD are translated into the presentation currency as follows:

a.	assets and liabilities presented are translated at the closing exchange rate as of September 30, 2022 and December 31, 2021;
b.	income and expenses for the statement of operations and comprehensive loss are translated at the average exchange rates that are relevant for the respective periods for which the income and expenses occur; and
c.	significant transactions use the exchange rate on the date of the transaction.

All resulting exchange differences arising from such translations are recognized directly in accumulated other comprehensive income and presented as a separate component of equity.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Restricted cash consists of deposits placed in a segregated bank account required under the terms of the Company’s Purchase Agreement with Sagard Healthcare Partners (Delaware) LP (“Sagard”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$222,476	$248,107
Restricted cash	50,000	—
Total cash, cash equivalents and restricted cash	$272,476	$248,107

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

The Company has written contracts with each of its customers that have a single performance obligation to deliver products upon receipt of a customer order and these obligations are satisfied when delivery occurs and the customer receives Bylvay. The Company evaluates creditworthiness of each of its customers to determine whether collection is reasonably assured. The wholesale acquisition cost that the Company charges its customers for Bylvay is adjusted to arrive at the Company’s estimated net product revenues by deducting components of variable consideration which include (i) estimated government rebates and discounts related to Medicaid and other government programs, (ii) estimated costs of incentives offered to certain indirect customers including patients, (iii) trade allowances, such as invoice discounts for prompt payment and customer fees, and (iv) allowance for sales returns. Product revenue, net was $4.1 million in the United States and $3.4 million in international markets for the three months ended September 30, 2022. Product revenue, net was $10.4 million in the United States and $7.7 million in international markets for the nine months ended September 30, 2022. Product revenue, net was $0.8 million in the United States and $0.3 million in international markets for the three and nine months ended September 30, 2021.

Rebates and Discounts

The Company contracts with the Centers for Medicare & Medicaid Services and other government agencies in the U.S. to make Bylvay available to eligible patients. As a result, the Company estimates any rebates and discounts, including chargebacks related to Section 340B of the Public Health Service Act, and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates and discounts are based on the government mandated discounts, which are statutorily-defined and applicable to these government funded programs and assumptions developed using historical experience with actual payments and redemptions. The Company recorded $1.1 million and $0.7 million in such estimates as of September 30, 2022 and December 31, 2021, respectively, in accounts receivable, net and other current liabilities on the consolidated balance sheets.

The Company contracts with national authorities in Europe to make Bylvay available to eligible patients. In jurisdictions in which final pricing is subject to ongoing negotiations with the government, the Company estimates the rebate expected to be due and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of such liabilities are based on current invoice pricing and total prior units sold and assumptions developed using benchmarks of Bylvay pricing approved in other relevant European jurisdictions. The Company recorded $0.6 million and $0.2 million in such estimates as of September 30, 2022 and December 31, 2021, respectively, in other current liabilities on the consolidated balance sheets.

Other Incentives

Other incentives that the Company offers to indirect customers include co-pay assistance cards provided by the Company for patients who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Bylvay’s purchase price to a specified dollar amount. The Company estimates the amount of co-pay assistance provided to eligible patients based on the terms of the program when product is dispensed by the specialty pharmacies to the patients. These estimates are based on redemption information provided by third-party claims processing organizations. The Company funds this incentive program through upfront payments. There were no upfront payments made during the quarter ended September 30, 2022. The Company recorded less than $0.1 million in such estimates as of September 30, 2022 and December 31, 2021 in prepaid expenses on the consolidated balance sheets.

Trade Allowances

The Company provides invoice discounts on Bylvay sales to its customers for prompt payment and records these discounts as a reduction to gross product revenues. These discounts are based on contractual terms. The Company also pays fees to its distributors for their services as well as data that they provide to the Company. Prompt payment allowances are recorded in accounts receivable, net on the consolidated balance sheets. Prompt payment allowances were less than $0.1 million at September 30, 2022 and December 31, 2021. The other distributor fees are recorded as other current liabilities on the consolidated balance sheets and was $0.1 million as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, the Company is eligible to receive an additional regulatory-based milestone payment under the Agreement of $4.2 million if a specified regulatory event is achieved for elobixibat. The cash payments and any other payments for milestones and royalties from EA Pharma are non-refundable, non-creditable and not subject to set-off.

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

Monetization of Future Royalties

Royalty Interest Acquisition Agreement with HCR

In December 2017, the Company entered into a royalty interest acquisition agreement (RIAA) with HealthCare Royalty Partners III, L.P. (HCR) pursuant to which it sold to HCR the right to receive all royalties from sales in Japan and sales milestones achieved from any covered territory potentially payable to the Company under the Agreement, up to a specified maximum “cap” amount of $78.8 million, based on the funds the Company received from HCR. In January 2018, the Company received $44.5 million from HCR, net of certain transaction expenses, under the RIAA. On June 8, 2020, the parties entered into an amendment to the RIAA pursuant to which HCR agreed to pay the Company an additional $14.8 million, net of certain transaction expenses, in exchange for the elimination of (i) the $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) the $15.0 million payable to the Company if a specified sales milestone is achieved for elobixibat in Japan. The Company is obligated to make royalty interest payments to HCR under the RIAA only to the extent it receives future Japanese royalties, sales milestones or other specified payments from EA Pharma. Although the Company sold its rights to receive royalties from the sales of elobixibat in Japan, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties and milestones as revenue. Upon receipt of the payments from HCR the Company recorded net cash totaling $59.3 million as a liability related to sale of future royalties (royalty obligation). The royalty obligation will be amortized using the effective interest rate method.

The following table shows the activity within the liability account for the nine-month period ended September 30, 2022:

September 30, 2022
(in thousands)
Liability related to sale of future royalties—beginning balance	$71,667
Accretion of interest expense on liability related to royalty monetization	8,250
Repayment of the liability	(15,595)
Liability related to sale of future royalties—ending balance	$64,322
Less current portion classified within accrued expenses	(2,269)
Long-term liability related to sale of future royalties	$62,053

The Company records estimated royalties due for the current period in accrued expenses until the payment is received from EA Pharma at which time the Company then remits payment to HCR. As royalties are remitted to HCR, the balance of the royalty obligation will be effectively repaid over the life of the RIAA. In order to determine the accretion of the royalty obligation, the Company is required to estimate the total amount of future royalty payments to be received and submitted to HCR. The sum of these amounts less the $59.3 million proceeds the Company received will be recorded as interest expense over the life of the royalty obligation. At September 30, 2022, the Company’s estimate of its total interest expense resulted in an annual effective interest rate of approximately 18.0%.

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

Purchase Agreement with Sagard

In September 2022, the Company and Albireo AB entered into a purchase and sale agreement with Sagard Healthcare Partners (Delaware) LP (Sagard) for the sale of a revenue interest generated from Bylvay (odevixibat) (the Purchase Agreement) for an aggregate purchase price of $115.0 million payable upon the closing of the transaction, which occurred on September 22, 2022. In consideration for the payment of such purchase price, the Company is obligated to pay to Sagard a revenue interest on the worldwide annual consolidated net revenues of Bylvay (the Included Product Revenue) at a rate of (A) 12.5% for Included Product Revenue up to and including $250.0 million, (B) 5% for Included Product Revenue in excess of $250.0 million but less than or equal to $350.0 million, and (C) prior to approval of a New Drug Application by the U.S. Food and Drug Administration of Bylvay for the treatment of biliary atresia (the Marketing Approval), 5% for Included Product Revenue in excess of $350.0 million and, from and after Marketing Approval, the rate is decreased to 1% for Included Product Revenue in excess of $350.0 million (such payments, collectively, the Revenue Interest Payments). These obligations payable to Sagard are capped at $184.0 million, but the cap will be increased to $230.0 million if Sagard has not received aggregate Revenue Interest Payments of $184.0 million by December 31, 2028 (the applicable cap, the Revenue Interest Cap). In addition, if the aggregate amount of Revenue Interest Payments received by Sagard as of December 31, 2036 is less than $230.0 million, the Company has agreed to pay Sagard the difference between the Revenue Interest Cap and the aggregate amount of all Revenue Interest Payments received by Sagard as of December 31, 2036 (such difference, the True-Up Payment).

In addition, the Company has the right, but not the obligation (the Call Option), to buy out Sagard’s interest in the Revenue Interest Payments at a repurchase price (the Put/Call Payment) equal to the difference between (a) a specified amount ranging from $149.5 million up to $230.0 million, based on the period of time between the Closing and the exercise of the Call Option, and (b) the aggregate amount of Revenue Interest Payments that have been received by Sagard. Further, Sagard has the right, but not the obligation, to require the Company to make the Put/Call Payment at any time during the 180 days following the occurrence of certain specified events, including, but not limited to, a sale or merger of the Company resulting in a change of control, certain uncured material breaches of the Purchase Agreement by the Company, the withdrawal or suspension of marketing approval for Bylvay, or any sale or other disposition of Bylvay by the Company within the United States. The Company has also agreed that the Put/Call Payment will be automatically payable upon the occurrence of a bankruptcy event.

As of September 30, 2022 $111.6 million, was recorded as a revenue interest liability, net of issuance costs on the accompanying unaudited condensed consolidated balance sheet. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including changes in the estimated level of forecasted product sales and the amount of product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded interest expense related to this arrangement of $0.4 million for three months ended September 30, 2022.

The Company incurred $3.4 million of issuance costs in connection with the purchase and sale agreement with Sagard, which reduced the carrying amount of the revenue interest liability and will be amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability.

The following table shows the activity within the revenue interest liability account for the nine-month period ended September 30, 2022:

September 30, 2022
(in thousands)
Revenue interest liability—beginning balance	$111,327
Interest expense recognized	403
Revenue interest liability—ending balance	$111,730
Less current portion classified within accrued expenses	(86)
Long-term revenue interest liability	$111,644

Trade Receivables, net

Accounts receivable, net related to product sales, which are recorded in accounts receivable, net on the consolidated balance sheets, were approximately $2.0 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company’s assessment of the credit worthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for U.S. customers are typically 31 - 36 days from receipt of invoice and for European customers are typically 45 days from receipt of invoice.

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

The following tables represent information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$214,999	$—	$—
Total	$214,999	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$243,180	$—	$—
Total	$243,180	$—	$—

The Company’s financial instruments consist mainly of cash, cash equivalents and restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amounts of cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to their short-term maturities. The carrying amount of restricted cash as of September 30, 2022 approximates its fair value based on the contractual terms of the purchase and sale agreement with Sagard. The carrying amount of the revenue interest liability, net as of September 30, 2022 approximates its fair value and is based on the Company’s contractual repayment obligation based on the current estimates of future revenues, over the life of the purchase and sale agreement with Sagard. The carrying amount of liability related to sale of future royalties as of September 30, 2022 and December 31, 2021 approximates its fair value and is based on the Company’s contractual repayment obligation based on the current estimates of future revenues, over the life of the RIAA.

3. Commitments and contingencies

Agreements with CROs and CMOs

As of September 30, 2022, the Company had various agreements with CROs and CMOs for the conduct of specified research and development activities and based on the terms of the respective agreements, the Company is contractually obligated to make future payments of up to $13.0 million upon the completion of contracted work.

4. Net (loss) income per share

Basic net (loss) income per share, is calculated by dividing the net (loss) income attributable to holders of common stock by the weighted average number of shares of common stock outstanding. When the Company is in a net loss position, diluted net loss per share is calculated by dividing the net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding, excluding common stock equivalents outstanding. When the Company is in a net income position, diluted net income per share would be calculated by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock plus dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted net (loss) income per share:
Numerator
Net (loss) income	$(37,800)	$57,086	$(120,183)	$(23,068)
Denominator
Number of shares used for basic EPS computation	19,655,350	19,258,905	19,541,044	19,197,536
Effect of dilutive securities
Dilutive options	—	380,934	—	—
Dilutive stock units	—	11,404	—	—
Number of shares used for diluted EPS computation	19,655,350	19,651,243	19,541,044	19,197,536
Basic net (loss) income per share	$(1.92)	$2.96	$(6.15)	$(1.20)
Basic and Diluted net loss (income) per share	$(1.92)	$2.90	$(6.15)	$(1.20)

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock, RSUs and warrants	3,593,074	2,779,257	3,593,074	3,171,596

5. Income taxes

The Company did not record a tax provision or benefit for the three and nine months ended September 30, 2022. The Company recorded a tax provision of $3.8 million for the three and nine months ended September 30, 2021, related to the sale of the PRV as it was considered a discrete event pursuant to ASC 740-270, offset by a tax benefit from the

Company’s ordinary losses. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$953	$—
Work-in-process	147	—
Finished goods	2,049	194
Total inventory	$3,149	$194

There were no write downs for excess and obsolete inventory during the three and nine months ended September 30, 2022 based on the finished goods inventory shelf life of 24 months, and an analysis over the future demand for Bylvay relative to the remaining shelf life of inventory as of September 30, 2022.

7. Note Payable

2020 Loan and Security Agreement

On June 8, 2020, the Company entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement (the Loan and Security Agreement), as lenders, (collectively, referred to as the Lender), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, the Agent or Hercules), which provided for term loans up to an aggregate principal amount of $80.0 million (the Term Loans) to the Company. The Loan and Security Agreement provided for (i) an initial term loan advance of $10.0 million, which closed on June 8, 2020, (ii) subject to the achievement of certain initial performance milestones (Performance Milestone I), the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million from January 1, 2021 through December 15, 2021 in minimum increments of $10.0 million, which Company did not exercise, and (iii) subject to the Lender’s investment committee’s sole discretion, the Company had the right to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $45.0 million through March 31, 2022 in minimum increments of $5.0 million, which the Company did not exercise. During the term of the Loan and Security Agreement, the Company had borrowed an aggregate principal amount of $10.0 million. The Company was required to pay an end of term fee (the End of Term Charge) equal to 6.95% of the aggregate principal amount of the Term Loans advances upon repayment.

The Term Loans had a maturity date of January 1, 2024, which was extended to July 1, 2024 upon achievement of Performance Milestone I (the Maturity Date).

The Term Loan bore interest at an annual rate equal to the greater of 10.65% and 10.65% plus the prime rate of interest minus 4.75%. Borrowings under the Loan and Security Agreement were repayable in monthly interest-only payments through January 1, 2022, which was extended to (i) July 1, 2022 upon the Company’s achievement of Performance Milestone I and (ii) July 1, 2023 upon the Company’s achievement of certain additional performance milestones. After the interest-only payment period, borrowings under the Loan and Security Agreement were repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company could elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2.0% of the principal amount outstanding if the prepayment occurred after the first nine months following the Closing Date, but on or prior to 24 months following the Closing Date, and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date (the Prepayment Charge).

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

On July 27, 2022, the Loan and Security Agreement was terminated upon the receipt by Hercules of a payoff amount of $10.9 million from the Company; provided that the Company continues to be bound by certain indemnification obligations under the Loan and Security Agreement. The payoff amount paid by the Company in connection with the termination of the Loan and Security Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $0.7 million as an End of Term Charge and (b) $0.1 million as a Prepayment Charge. As a result of this payoff we recognized a loss on extinguishment on the note payable, net of discount of $0.6 million for the three and nine months ended September 30, 2022 within the condensed consolidated statements of operations.

During the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense related to the Loan and Security Agreement. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.7 million and $1.0 million, respectively, of interest expense related to the Loan and Security Agreement.

Warrants

Under the Loan and Security Agreement, the Company agreed to issue to Hercules warrants (the Warrants) to purchase a number of shares of common stock equal to 1% of the aggregate amount of the Term Loans that are funded, as such amounts are funded. On the Closing Date, the Company issued a Warrant for 5,311 shares of common stock. The Warrants are exercisable for a period of seven years from the date of the issuance of each Warrant at a per-share exercise price equal to $18.83, subject to certain adjustments as specified in the Warrants. In addition, the Company has granted to the holders of the Warrants certain registration rights. Specifically, the Company agreed to use its commercially reasonable efforts to (i) file registration statements with the U.S. Securities and Exchange Commission within 60 days following the date of the issuance of each Warrant for purposes of registering the shares of common stock issuable upon exercise of the Warrants for resale by Hercules, and (ii) cause the registration statement to be declared effective as soon as practicable after filing, and in any event no later than 180 days after the date of the issuance of each Warrant.

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

In February 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million (the 2021 Sales Agreement). Subsequently in July 2021, the Company sold 7,508 shares of common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. Because the Company no longer qualified as a well-

known seasoned issuer following the filing of the Annual Report on Form 10-K for the year ended December 31, 2021, the 2021 Form S-3 was no longer available for the Company to offer and sell securities pursuant to the 2021 Form S-3. The 2021 Sales Agreement was terminated in August 2022 in connection with the Company entering into the 2022 Sales Agreement (as defined below) with Cowen.

In August 2022, the Company filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on August 25, 2022 (the 2022 Form S-3), pursuant to which the Company registered for sale up to $400.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine.

In August 2022, the Company entered into a new sales agreement with Cowen with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of common stock having an aggregate offering price of up to $100.0 million (the 2022 Sales Agreement). Subsequently in the third quarter of 2022, the Company sold 1,072,310 shares of common stock for net proceeds of approximately $20.8 million pursuant to the 2022 Sales Agreement.

9. Stock-based Compensation

For the nine months ended September 30, 2022, the Company granted 329,700 options at a weighted average exercise price per share of $25.89. For the nine months ended September 30, 2022, the Company granted 688,300 RSUs.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Employee awards:
Cost of product revenue	$88	$—	$265	$—
Research and development expense	1,179	2,817	4,154	5,330
Selling, general and administrative expense	2,280	3,889	6,252	7,942
Total stock-based compensation expense	$3,547	$6,706	$10,671	$13,272

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

We are also pursuing the development of Bylvay in biliary atresia and in Alagille syndrome, or ALGS, each of which is a rare, life threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. We initiated a pivotal clinical trial of Bylvay in biliary atresia, the BOLD trial, in the first half of 2020. In November 2022, we announced completion of enrollment in the BOLD trial. We expect topline results from the BOLD trial in 2024. In October 2022, we announced topline results from our pivotal trial of Bylvay in ALGS, the ASSERT trial, and we intend to complete regulatory submissions for Bylvay in patients with ALGS in the United States and Europe no later than the first quarter of 2023, in anticipation of potential regulatory approval and commercial launch in the second half of 2023.

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

The precise prevalence of PFIC is unknown, and we are not aware of any patient registries or other method of establishing with precision the actual number of patients with PFIC in any geography. PFIC has been estimated to affect between one in every 75,000 children born worldwide. Based on the published incidence, published regional populations, and estimated median life expectancies, we estimate the prevalence of PFIC across the spectrum of the disease to be approximately 15,000 patients worldwide, not including China and India, but we are not able to estimate the prevalence of PFIC with precision. Apart from rights we granted to third parties in the below agreements and our royalty obligation under our agreement with Sagard, we hold global rights to Bylvay unencumbered. Our current plan is to commercialize Bylvay ourselves in the United States and Europe. We entered into a co-promotion agreement with Travere Therapeutics, Inc. to promote Bylvay in the United States. The initial term of the co-promotion was two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. In June 2022, the parties mutually agreed to terminate the agreement upon the one year anniversary of the launch, with such termination effective July 20, 2022. We are continuing to commercialize Bylvay ourselves in the United States. We have also entered into license agreements with third parties to commercialize Bylvay in certain other jurisdictions, subject to regulatory approval in those jurisdictions including Medison Pharma Canada Inc. for Canada, Medison Pharma Ltd. for Israel, Gen İlaç ve Sağlık Ürünleri Sanayi ve Ticaret A.Ş. for Turkey, Genpharm Services for Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, and the UAE, Jadeite Medicines Inc. for Japan, and Swixx Biopharma AG for Central and Eastern European Countries, and we are identifying potential partners for other regions. Bylvay is currently the only approved drug for the treatment of patients with PFIC. Ursodeoxycholic acid, or UDCA, is approved in France only for PFIC type 3, and in the United States and elsewhere for the treatment of primary biliary cholangitis, or PBC. However, many PFIC patients do not respond well to UDCA, undergo partial external bile diversion, or PEBD, surgery and often require liver transplantation. PEBD surgery is a life-altering and undesirable procedure in which bile is drained outside the body to a stoma bag that must be worn by the patient 24 hours a day.

Other Indications Under Development for Bylvay.

We are also pursuing the development of Bylvay in patients with biliary atresia, another rare, life-threatening disease that affects the liver and for which there is no approved pharmacologic treatment option. In December 2018, the European Commission granted orphan designation to odevixibat for the treatment of biliary atresia, and in January 2019, the FDA granted orphan drug designation to odevixibat for the treatment of biliary atresia. We initiated the BOLD clinical trial, a global pivotal trial and the largest prospective intervention trial ever conducted in biliary atresia, in the first half of 2020. In October 2022 we announced completion of enrollment in the trial and we expect topline results in 2024. We believe biliary atresia is one of the most common rare pediatric liver diseases, and is the leading cause of liver transplants in children. Our double-blind, placebo controlled pivotal trial in biliary atresia is designed to enroll approximately 200 patients at 70 sites globally. Patients will receive either placebo or odevixibat once daily at 120µg/kg. The primary endpoint is survival with native liver after two years of treatment.

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

In addition, we initiated a pivotal trial of Bylvay in ALGS, the ASSERT trial, in the fourth quarter of 2020. The double-blind, randomized, placebo-controlled trial was designed to evaluate the safety and efficacy of 120 µg /kg/day Bylvay (odevixibat) for 24 weeks in relieving pruritus in patients with ALGS. Key secondary endpoints measure serum bile acid levels and safety and tolerability. The trial enrolled 52 patients aged 0 to 17 years of age with a genetically confirmed diagnosis of ALGS across 21 sites in North America, Europe, Middle East and Asia Pacific. The primary efficacy endpoint was a change from baseline to month 6 (weeks 21 to 24) in pruritus measured by scratching with the PRUCISION Observer-Reported Outcome (ObsRO) scratching score caregiver instrument (0-4 point scale). The key secondary efficacy endpoint was a change in serum bile acid responses from baseline to the average of weeks 20 and 24.

In October 2022, we announced topline results from the ASSERT trial. In the primary analysis, the study met the primary endpoint showing statistically significant reduction in pruritus as measured by the ObsRO scratching score (0-4 point scale), from baseline at month 6 (weeks 21 to 24), compared to the placebo arm (p=0.002). The study also met the key secondary endpoint showing a statistically significant reduction in serum bile acid concentration from baseline to the average of weeks 20 and 24 (compared to the placebo arm p=0.001). Statistically significant improvements in multiple sleep parameters were observed as early as week 1-4 compared to patients on placebo with continued improvement through week 24. In the study, there were no patient discontinuations. Bylvay was well tolerated, with an overall adverse event incidence similar to placebo and a low incidence of drug-related diarrhea (11.4% vs. 5.9% placebo).

ALGS is a genetic condition associated with liver, heart, eye, kidney and skeletal abnormalities. In particular, ALGS patients have fewer than normal bile ducts inside the liver, which leads to cholestasis and the accumulation of bile and causes scarring in the liver. ALGS is estimated to affect between one in every 50,000 children born worldwide. We estimate the prevalence of ALGS to be approximately 12,000 patients across the U.S. and Europe, and approximately 13,000 combined in other jurisdictions worldwide, but we are not able to estimate the prevalence of ALGS with precision. Current treatment for ALGS is generally in line with current treatments for PFIC as described above. In August 2012, the European Commission granted orphan designation to odevixibat for the treatment of ALGS. In October 2018, the FDA granted orphan drug designation to odevixibat for the treatment of ALGS. With the results from the ASSERT trial, we intend to complete regulatory submissions in the United States and Europe no later than the first quarter of 2023, in anticipation of potential regulatory approval and commercial launch in the second half of 2023.

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

Since inception, we have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of $421.0 million. To date, we have financed our operations primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings, the HealthCare Royalty Partners III, L.P. (HCR) royalty monetization transactions, and the Sagard Healthcare Partners (Delaware) LP (“Sagard”) royalty monetization transactions.

As previously disclosed, on September 22, 2022, we entered into a purchase and sale agreement with Sagard for the sale of a royalty on revenues generated from Bylvay (odevixibat), or the Purchase Agreement, for an aggregate purchase price of $115.0 million payable upon the closing of the transaction, which occurred on September 22, 2022. In consideration for the payment of such purchase price, Sagard is entitled to receive tiered, sales-based royalty payments on the worldwide annual consolidated net revenues of Bylvay. These royalty obligations payable to Sagard are capped at $184.0 million which will be increased to $230.0 million if Sagard has not received aggregate royalty payments of $184.0 million by December 31, 2028. In addition, if the aggregate amount of royalty payments received by Sagard as of December 31, 2036 is less than $230.0 million, we have agreed to pay Sagard the difference between the royalty cap and the aggregate amount of all royalty payments received by Sagard as of December 31, 2036. See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this report for additional information about our obligations under the Purchase Agreement.

We expect to continue to incur significant expenses and increasing operating losses as we continue our development of, and seek marketing approvals for, our product candidates, commercialize Bylvay, prepare for and begin the commercialization of any other approved products in the future, and add infrastructure and personnel to support our product development and commercialization efforts and operations as a public company in the United States. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

As a commercial-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

As of September 30, 2022, we had approximately $272.5 million in cash, cash equivalents and restricted cash.

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

However, a portion of our royalty and royalty-related revenues generated from Bylvay will be paid to Sagard pursuant to the Purchase Agreement.

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

For the three and nine months ended September 30, 2022, we recognized net sales of Bylvay totaling approximately $7.5 million and $18.1 million, respectively. For the three and nine months ended September 30, 2021, we recognized net sales of Bylvay totaling approximately $1.1 million and $1.1 million, respectively.

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

For the three months ended September 30, 2022 and 2021, we recognized revenue of $2.3 million and $2.6 million, respectively, related to our agreement with EA Pharma. For the nine months ended September 30, 2022 and 2021, we recognized revenue of $6.8 million and $7.0 million, respectively, related to our agreement with EA Pharma. We expect that any future revenue recognized under our license agreement with EA Pharma will fluctuate from quarter to quarter and year to year as a result of royalties for the period from EA Pharma, as well as the uncertain timing of future milestone payments, if any.

In October 2021, Albireo entered into an agreement with Jadeite Medicines Inc. to license, develop and commercialize Bylvay within Japan. For the three and nine months ended September 30, 2022 and 2021, no revenue was recognized under the agreement. Currently, Jadeite is commencing bridging and other clinical studies to pursue New Drug Application (NDA) filings and obtain approval in Japan for PFIC, ALGS, and biliary atresia indications. Future royalty revenue recognized under our license agreement with Jadeite will not commence until after NDA approval in Japan. The next anticipated milestone payment will be received upon NDA filings in Japan for Bylvay and the timing of future milestone payments, if any, is uncertain.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue consists of manufacturing and quality headcount costs for sales of Bylvay. All manufacturing costs incurred prior to FDA approval totaled approximately $1.6 million and were not capitalized, and instead were expensed as research and development expenses from 2020 to July 2021. As a result, these costs were excluded from cost of product revenue for sales during the three and nine months ended September 30, 2022.

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

Loss on Extinguishment of Note Payable, net of discount

Loss on extinguishment of note payable, net of discount consists primarily of the payoff of our Loan and Security Agreement with Hercules.

Interest Expense, Net

Interest expense, net consists primarily of non-cash interest expense recorded in connection with the sale of future royalties, related to sales of elobixibat in Japan, the purchase and sale agreement with Sagard, and both cash and non-cash interest expense associated with our note payable, which we paid off on July 27, 2022. In addition, interest expense, net includes interest income associated with our interest-bearing cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes consists of taxes related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to maintain a full valuation allowance against our net deferred tax assets for the year.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following tables summarizes our results of operations for three months ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Revenue
Product revenue, net	$7,543	$1,060	$6,483
Royalty revenue	2,289	2,604	(315)
Total revenue	9,832	3,664	6,168
Cost and operating expenses:
Cost of product revenue	612	431	181
Research and development	23,312	21,083	2,229
Selling, general and administrative	20,564	17,612	2,952
Other operating expense, net	1	3,719	(3,718)
Total cost and operating expenses	44,489	42,845	1,644
Operating loss	(34,657)	(39,181)	4,524
Other (loss) income
Gain from sale of priority review voucher, net of transaction costs	—	103,387	(103,387)
Loss on extinguishment of note payable, net of discount	(613)	—	(613)
Interest expense, net	(2,530)	(3,331)	801
Net (loss) income before income taxes	(37,800)	60,875	(98,675)
Provision for income taxes	—	3,789	(3,789)
Net loss	$(37,800)	$57,086	$(94,886)

Revenue

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Product revenue, net	$7,543	$1,060	$6,483
Royalty revenue	2,289	2,604	(315)
Total revenue	$9,832	$3,664	$6,168

Product revenue, net was $7.5 million for the three months ended September 30, 2022 compared with $1.1 million for the three months ended September 30, 2021 due to higher Bylvay unit product sales. Product revenue, net for the three months ended September 30, 2022 was $4.1 million in the United States and $3.4 million in international markets. Product revenue, net for the three months ended September 30, 2021 was $0.8 million in the United States and $0.3 million in International markets.

Royalty revenue was $2.3 million for the three months ended September 30, 2022 compared with $2.6 million for the three months ended September 30, 2021, a decrease of $0.3 million. The decrease relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Cost of product revenue	$612	$431	$181

Cost of product revenue was $0.6 million for the three months ended September 30, 2022 compared with $0.4 million for the three months ended September 30, 2021. Following Bylvay approval, certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold were expensed prior to approval. Bylvay was not approved until July 2021.

Research and development expenses

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Research and development expenses	$23,312	$21,083	$2,229

Research and development expenses were $23.3 million for the three months ended September 30, 2022 compared with $21.1 million for the three months ended September 30, 2021, an increase of $2.2 million. The increase in research and development expenses for the 2022 period was principally due to clinical program activities and other costs as we continue to increase our headcount and program activities. The increase in program activities related to Bylvay – PFIC primarily related to clinical costs, regulatory costs and medical affairs and were partially offset by ongoing Phase 3 clinical trials for biliary atresia and Alagille syndrome. The other project costs decreased by $0.5 million primarily due to a decrease in personnel costs primarily related to share-based compensation.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$6,847	$3,697	$3,150
Bylvay - biliary atresia and ALGS	6,789	7,254	(465)
A3907	1,407	1,423	(16)
Preclinical	949	915	34
Total	$15,992	$13,289	$2,703
Other project costs(1):
Personnel costs	$6,420	$7,741	$(1,321)
Other costs(2)	900	53	847
Total	$7,320	$7,794	$(474)
Total research and development costs	$23,312	$21,083	$2,229
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Selling, general and administrative	$20,564	$17,612	$2,952

Selling, general and administrative expenses were $20.6 million for the three months ended September 30, 2022 compared with $17.6 million for the three months ended September 30, 2021, an increase of $3.0 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense, net

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Other operating expense, net	$1	$3,719	$(3,718)

Other operating expense, net totaled $0.0 million for the three months ended September 30, 2022 compared with $3.7 million for the three months ended September 30, 2021. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Gain from sale of priority review voucher, net of transaction costs

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Gain from sale of priority review voucher, net of transaction costs	$—	$103,387	$(103,387)

Gain from sale of priority review voucher, net of transaction costs totaled $103.4 million for the three months ended September 30, 2021. There was no gain from the sale of priority review voucher, net for the three months ended September 30, 2022.

Loss on extinguishment of note payable, net of discount

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Loss on extinguishment of note payable, net of discount	$(613)	$—	$(613)

Loss on extinguishment of note payable, net of discount totaled $0.6 million for the three months ended September 30, 2022 primarily related to the payoff of our Loan and Security Agreement with Hercules. There was no loss on extinguishment of note payable, net of discount for the three months ended September 30, 2021.

Interest expense, net

	Three Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Interest expense, net	$(2,530)	$(3,331)	$801

Interest expense, net totaled $2.5 million for the three months ended September 30, 2022 compared with $3.3 million for the three months ended September 30, 2021. The difference was principally attributable to interest expense associated with the purchase and sale agreement with Sagard, partially offset by lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, and interest income associated with our interest bearing cash accounts.

Provision for income taxes

	Three Months Ended
	September 30,		Change
	2022	2021	$

	In thousands
Provision for income taxes	$—	$3,789	$(3,789)

We recorded a tax provision of $3.8 million for the three months ended September 30, 2021, primarily related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to maintain a full valuation allowance against the net deferred tax assets for the year. There was no provision for incomes taxes for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Revenue
Product revenue, net	$18,090	$1,060	$17,030
Royalty revenue	6,780	6,998	(218)
Total revenue	24,870	8,058	16,812
Cost and operating expenses:
Cost of product revenue	1,622	431	1,191
Research and development	68,103	61,920	6,183
Selling, general and administrative	59,019	49,825	9,194
Other operating expense, net	7,544	7,873	(329)
Total cost and operating expenses	136,288	120,049	16,239
Operating loss	(111,418)	(111,991)	573
Other (loss) income
Gain from sale of priority review voucher, net of transaction costs	—	103,387	(103,387)
Loss on extinguishment of note payable, net of discount	(613)	—	(613)
Interest expense, net	(8,152)	(10,675)	2,523
Net loss before income taxes	(120,183)	(19,279)	(100,904)
Provision for income taxes	—	3,789	(3,789)
Net loss	$(120,183)	$(23,068)	$(97,115)

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)

Product revenue, net	$18,090	$1,060	$17,030
Royalty revenue	6,780	6,998	(218)
Total revenue	$24,870	$8,058	$16,812

Product revenue, net was $18.1 million for the nine months ended September 30, 2022 compared with $1.1 million for the nine months ended September 30, 2021 due to higher Bylvay unit product sales. Product revenue, net for the nine months ended September 30, 2022 was $10.4 million in the United States and $7.7 million in international markets. Product revenue, net for the nine months ended September 30, 2021 was $0.8 million in the United States and $0.3 million in International markets.

Royalty revenue was $6.8 million for the nine months ended September 30, 2022 compared with $7.0 million for the nine months ended September 30, 2021, a decrease of $0.2 million. The decrease relates to estimated royalty revenue to be received from EA Pharma for elobixibat for the treatment of chronic constipation.

Cost of product revenue

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Cost of product revenue	$1,622	$431	$1,191

Cost of product revenue was $1.6 million for the nine months ended September 30, 2022 compared with $0.4 million for the nine months ended September 30, 2021. Following Bylvay approval, certain manufacturing and quality headcount costs are now included in cost of product revenue. There were no material costs, as materials related to current product sold, were expensed prior to approval. Bylvay was not approved until July 2021.

Research and development expenses

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Research and development expenses	$68,103	$61,920	$6,183

Research and development expenses were $68.1 million for the nine months ended September 30, 2022 compared with $61.9 million for the nine months ended September 30, 2021, an increase of $6.2 million. The increase in research and development expenses for the 2022 period was principally due to clinical and preclinical program activities and other costs as we continue to increase our headcount and program activities. The increase in program activities related to Bylvay – PFIC primarily related to clinical costs, regulatory costs and medical affairs, ongoing Phase 3 clinical trials for biliary atresia and Alagille syndrome and ongoing preclinical trials. The other project costs increased by $1.1 million primarily due other costs offset by a decrease in personnel costs primarily related to share-based compensation.

The following table summarizes our principal product development programs and the out-of-pocket third-party expenses incurred with respect to each clinical-stage product candidate and our preclinical programs for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Direct third-party project costs:
Bylvay - PFIC	$17,693	$15,181	$2,512
Bylvay - biliary atresia and ALGS	19,168	18,008	1,160
A3907	5,335	5,241	94
Preclinical	4,203	2,873	1,330
Total	$46,399	$41,303	$5,096
Other project costs(1):
Personnel costs	$19,239	$19,668	$(429)
Other costs(2)	2,465	949	1,516
Total	$21,704	$20,617	$1,087
Total research and development costs	$68,103	$61,920	$6,183
(1)	Other project costs are leveraged across multiple programs.
(2)	Other costs include facility, supply, consultant and overhead costs that support multiple programs.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Selling, general and administrative	$59,019	$49,825	$9,194

Selling, general and administrative expenses were $59.0 million for the nine months ended September 30, 2022 compared with $49.8 million for the nine months ended September 30, 2021, an increase of $9.2 million. The increase is attributable to personnel and related expenses as we continue to increase our headcount, and commercialization activities related to Bylvay including our sales force and support for global expansion efforts.

Other operating expense, net

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Other operating expense, net	$7,544	$7,873	$(329)

Other operating expense, net totaled $7.5 million for the nine months ended September 30, 2022 compared with $7.9 million for the nine months ended September 30, 2021. The difference primarily relates to changes in foreign currency exchange rates in the two periods.

Gain from sale of priority review voucher, net of transaction costs

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Gain from sale of priority review voucher, net of transaction costs	$—	$103,387	$(103,387)

Gain from sale of priority review voucher, net of transaction costs totaled $103.4 million for the nine months ended September 30, 2021. There was no gain from the sale of priority review voucher, net for the nine months ended September 30, 2022.

Loss on extinguishment of note payable, net of discount

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Loss on extinguishment of note payable, net of discount	$(613)	$—	$(613)

Loss on extinguishment of note payable, net of discount totaled $0.6 million for the nine months ended September 30, 2022 primarily related to the payoff of our Loan and Security Agreement with Hercules. There was no loss on extinguishment of note payable, net of discount for the nine months ended September 30, 2021.

Interest expense, net

	Nine Months Ended September 30,		Change
	2022	2021	$

	(in thousands)
Interest expense, net	$(8,152)	$(10,675)	$2,523

Interest expense, net totaled $8.2 million for the nine months ended September 30, 2022 compared with $10.7 million for the nine months ended September 30, 2021. The difference was principally attributable to interest expense associated with the purchase and sale agreement with Sagard, partially offset by lower non-cash interest expense recorded in connection with the sale of future royalties related to sales of elobixibat in Japan, and interest income associated with our interest bearing cash accounts.

Provision for income taxes

	Nine Months Ended
	September 30,		Change
	2022	2021	$

	In thousands
Provision for income taxes	$—	$3,789	$(3,789)

We recorded a tax provision of $3.8 million for the nine months ended September 30, 2021, primarily related to the sale of the PRV, offset by a tax benefit from our ordinary losses. We expect to maintain a full valuation allowance against the net deferred tax assets for the year. There was no provision for incomes taxes for the nine months ended September 30, 2022.

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

Our operations have historically been financed primarily through issuances of equity or convertible debt, upfront fees paid upon entering into license agreements, payments received upon the achievement of specified milestone events under license agreements, grants and venture debt borrowings, the HealthCare Royalty Partners III, L.P. (HCR) royalty monetization transactions and the Sagard Healthcare Partners (Delaware) LP (Sagard) revenue interest transaction. Our primary uses of capital are, and we expect will continue to be, personnel-related costs, third party expenses associated with our research and development programs, including the conduct of clinical trials, and manufacturing-related costs for our other product candidates as well as commercialization and pre-commercialization efforts.

As of September 30, 2022, our cash, cash equivalents and restricted cash were approximately $272.5 million.

During the first quarter of 2018, following the Japanese Ministry of Health, Labour and Welfare’s approval of elobixibat for the treatment of chronic constipation in January 2018, we received a $44.5 million payment, net of certain transaction expenses, from HCR under our royalty interest acquisition agreement (RIAA). Additionally, this approval triggered a milestone payment to us from EA Pharma of $11.2 million. In June 2020, we entered into an amendment to the RIAA with HCR pursuant to which HCR agreed to pay us an additional $14.8 million, net of certain transaction expenses in exchange for the elimination of the (i) $78.8 million cap amount on HCR’s rights to receive royalties on sales in Japan and sales milestones for elobixibat in certain other territories that may become payable by EA Pharma and (ii) $15.0 million payable to us if a specified sales milestone is achieved for elobixibat in Japan. As of September 30, 2022, we have received approximately $59.3 million in upfront and milestone payments from EA Pharma under a license agreement for the development and commercialization of elobixibat in specified countries in Asia. We are eligible to receive additional amounts of up to $4.2 million under the amended agreement, if a specified regulatory event is achieved for elobixibat. To the extent we receive future Japanese royalties, sales milestones or other specified payments from EA Pharma, we are obligated to pay those amounts as royalty interest payments to HCR under the RIAA.

On February 25, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, which we refer to as the 2021 Form S-3. Because we no longer qualified as a well-known seasoned issuer, the 2021 Form S-3 was no longer available for us to offer and sell securities pursuant to the 2021 Form S-3 following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 1, 2022. On February 25, 2021, we also entered into a sales agreement with Cowen, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program which provided for us to offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in July 2021, we sold 7,508 shares of our common stock for net proceeds of approximately $0.2 million pursuant to the 2021 Sales Agreement. The 2021 Sales Agreement was terminated on August 15, 2022 in connection with us entering into the 2022 Sales Agreement (as defined below) with Cowen.

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

On August 16, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective on August 25, 2022, pursuant to which we registered for sale up to $400.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2022 Form S-3. The 2022 Form S-3 includes a prospectus covering up to $100.0 million in shares of common stock that can be issued and sold under a new sales agreement we entered into with Cowen on August 15, 2022, which we refer to as the 2022 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in the third quarter of 2022, we sold 1,072,310 shares of our common stock for net proceeds of approximately $20.6 million pursuant to the 2022 Sales Agreement.

On September 22, 2022, we entered into the Purchase Agreement with Sagard for the sale of a revenue interest on sales generated from Bylvay (odevixibat) for an aggregate purchase price of $115.0 million payable upon the closing of the transaction, which occurred on September 22, 2022. In consideration for the payment of such purchase price, we are obligated to pay to Sagard revenue interest payments on the worldwide annual consolidated net sales of Bylvay, or the Included Product Revenue, at a rate of (A) 12.5% for Included Product Revenue up to and including $250.0 million, (B) 5% for Included Product Revenue in excess of $250.0 million but less than or equal to $350.0 million, and (C) prior to approval of a New Drug Application by the FDA of Bylvay for the treatment of biliary atresia, or the Marketing Approval, 5% for Included Product Revenue in excess of $350.0 million and, from and after Marketing Approval, the rate is decreased to 1% for Included Product Revenue in excess of $350.0 million. These obligations payable to Sagard are capped at $184.0 million which will be increased to $230.0 million if Sagard has not received aggregate payments of $184.0 million by December 31, 2028. In addition, if the aggregate amount of payments received by Sagard as of December 31, 2036 is less than $230.0 million, we have agreed to pay Sagard the difference between the cap and the aggregate amount of all payments received by Sagard as of December 31, 2036 (such difference, the True-Up Payment). In addition, at any time after the closing, we have the right, but not the obligation, or the Call Option, to buy out Sagard’s interest in the payments at a repurchase price, or the Put/Call Payment, equal to the difference between (a) a specified amount ranging from $149.5 million up to $230.0 million, based on the period of time between the closing and the exercise of the Call Option, and (b) the aggregate amount of payments that have been received by Sagard. Further, Sagard has the right, but not the obligation, to require us to make the Put/Call Payment at any time during the 180 days following the occurrence of certain specified events, including, but not limited to, a sale or merger of the Company resulting in a change of control, certain uncured material breaches of the Purchase Agreement by the Company, the withdrawal or suspension of marketing approval for Bylvay, or any sale or other disposition of Bylvay by the Company within the United States. We also agreed that the Put/Call Payment will be automatically payable upon the occurrence of a bankruptcy event.

Cash Flows

Nine months ended September 30, 2022 and September 30, 2021

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(101,431)	(93,668)
Investing activities	(960)	102,922
Financing activities	127,666	2,389
Total	$25,275	$11,643
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(906)	(303)
Net increase in cash, cash equivalents and restricted cash	24,369	11,340

Operating activities

Cash used in operating activities of $101.4 million during the nine months ended September 30, 2022 was primarily a result of our $120.2 million net loss from operations and a net decrease in assets and liabilities of $8.7 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2022 was primarily driven by decreases in accrued expenses, inventory, and other current and long-term liabilities, offset by increases in prepaid expenses and other current assets and accounts receivable, net and accounts payable. This decrease was primarily offset by non-cash items, including $10.7 million of share-based compensation expense, $8.3 million of accretion of liability related to sale of future royalties and $7.0 million of foreign currency adjustments. Cash used in operating activities of $93.7 million during the nine months ended September 30, 2021 was primarily a result of our $23.1 million net loss, $103.4 million net gain from the sale of PRV, and a net increase in assets and liabilities of $1.8 million. The net increase in operating assets and liabilities during the nine months ended September 30, 2021 was primarily driven by increases in accrued expenses, accounts payable, accounts receivable, other assets and inventory, offset by decreases in other current and long-term liabilities and prepaid expenses and other current assets. This increase was offset by non-cash items, including $13.3 million of stock-based compensation expense, $9.4 million of accretion of liability related to sale of future royalties, and $7.8 million of foreign currency adjustments.

Investing activities

Cash used in investing activities of $1.0 million during the nine months ended September 30, 2022 was primarily related to purchases of property and equipment. Cash provided by investing activities of $102.9 million during the nine months ended September 30, 2021 was primarily related to net proceeds from the sale of the PRV offset by purchases of property and equipment.

Financing activities

Cash provided by financing activities of $127.7 million during the nine months ended September 30, 2022 was primarily related to proceeds from the royalty agreement, net of issuance costs of $111.6 million, proceeds of issuance of common stock, net of issuance costs of $20.6 million, proceeds from exercise of options of $6.3 million offset by payment of principal on borrowings of $10.8 million. Cash provided by financing activities of $2.4 million during the nine months ended September 30, 2021 was primarily related to proceeds from the exercise of options.

Funding Requirements

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future funding requirements will depend on many factors, including the following:

●	Future revenue from commercial sales of Bylvay for patients with PFIC;
●	any unfavorable development or delay in our Bylvay program in ALGS, including the submission, review or approval of our Bylvay marketing applications in the United States and Europe for ALGS and the costs and timing of our pre-commercialization preparations;
●	the costs, design, duration and any potential delays of the pivotal clinical trial of Bylvay in biliary atresia;
●	the scope, number, progress, initiation, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;
●	whether and to what extent milestone events are achieved under our license agreement with EA Pharma or any potential future licensee or collaborator;
●	our ability to fulfill our obligations under the Purchase Agreement with Sagard, including our ability to make royalty payments and our ability to buy out Sagard’s interest or at Sagard’s request, in certain circumstances, repurchase Sagard’s interest in the royalty interest payments;
●	the outcomes and timing of regulatory reviews, approvals or other actions;
●	our ability to obtain marketing approval for our product candidates;
●	our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio;
●	our ability to manufacture any approved products on commercially reasonable terms;
●	our ability to build and maintain a sales and marketing organization or suitable third-party alternatives for any approved product;
●	the number and characteristics of product candidates and programs that we pursue;

●	the current and potential impacts of the COVID-19 pandemic on our business;
●	global economic uncertainty, rising inflation, rising interest rates, market disruptions and volatility in commodity prices;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the costs to operate as a public company in the United States, including the need to implement and maintain financial and reporting systems and other internal systems and infrastructure for our business;
●	market acceptance of our product candidates, to the extent any are approved for commercial sale; and
●	the effect of competing technological and market developments.

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

We have an effective universal shelf registration on Form S-3 with the SEC pursuant to which we registered for sale up to $400.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2022 Form S-3. The 2022 Form S-3 includes a prospectus covering up to $100.0 million in shares of common stock that can be issued and sold under a new sales agreement we entered into with Cowen on August 15, 2022, which we refer to as the 2022 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million. Subsequently in the third quarter of 2022, we sold 1,072,310 shares of our common stock for net proceeds of approximately $20.6 million pursuant to the 2022 Sales Agreement. As of September 30, 2022, approximately $379.2 million of securities remain available for issuance under the 2022 Form S-3, including up to $79.2 million of our common stock that we may offer and sell, from time to time at our discretion, through Cowen as sales agent under the 2022 Sales Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls designed to address risks related to product revenue recognition and inventory.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

Failure to meet our obligations under our Purchase Agreement with Sagard could adversely affect our business, financial condition and stock price.

In September 2022, we entered into the Purchase Agreement with Sagard for the sale of a revenue interest on sales generated from Bylvay (odevixibat) in exchange for our obligation to pay to Sagard a revenue interest on the worldwide annual consolidated net sales of Bylvay. The Purchase Agreement contains various covenants and obligations, including restrictions on, among other things, our ability to incur indebtedness and dispose of material intellectual property related to Bylvay. We also agreed to grant a first lien security interest on our right, title and interest in the payments and related collateral, and agreed to a negative pledge on our assets, including our intellectual property. There can be no assurance that we will not breach the covenants or other terms of, or that an event of default will not occur under, the Purchase Agreement and, if a breach or event of default occurs, there can be no assurance that we will be able to cure the breach within the time permitted. In the event of any failure to pay our obligations when due, any breach or default of our covenants or other obligations, or any other event that causes an acceleration of payment at a time when we do not have sufficient resources to meet these obligations, Sagard could foreclose on the collateral which includes our secured revenue interest on sales generated from Bylvay and related collateral. Further, the negative pledge on all of our assets, including our intellectual property, may inhibit us from raising additional funds or entering into other strategic arrangements. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our research and development, commercialization or growth efforts. Any of these consequences could have a material adverse effect on our business, financial condition and stock price.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Req. Number

10.1*#	Purchase and Sale Agreement, dated as of September 22, 2022, by and among the Registrant, Albireo AB and Sagard Healthcare Partners (Delaware) LP.	X

10.2	Sales Agreement, dated as of August 15, 2022, by and between the Registrant and Cowen and Company, LLC.		Form S-3 (Exhibit 1.2)	8/16/2022	333-266893

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type that the registrant treats as private or confidential.

#Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBIREO PHARMA, INC.

Dated: November 8, 2022	By:	/s/ Ronald H.W. Cooper
Ronald H.W. Cooper
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2022	By:	/s/ Simon N.R. Harford
Simon N.R. Harford
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)